Form 10KSB
period 2000-12-31
COMMUNITY FINANCIAL SHARES INC
filed 2001-04-02
CIK 1123735

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

   (Mark One)
   [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2000.

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to _____

                         Commission File No. ______


                      COMMUNITY FINANCIAL SHARES, INC.
               (Name of small business issuer in its charter)

             DELAWARE                           36-4387843
   (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)               Identification No.)


           357 ROOSEVELT ROAD
              GLEN ELLYN, IL                    60137
   (Address of Principal Executive Offices)     (Zip Code)

                                (630)545-0900
              (Issuer's telephone number, including area code)

   Securities registered pursuant to Section 12(b) of the Act:      NONE

   Securities registered pursuant to Section 12(g) of the Act:      NONE

   Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

   Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
   this Form 10-KSB or any amendment to this Form 10-KSB:      [X]

   Issuer's revenues for the year ended December 31, 2000:    $11,574,000

   Aggregate market value of common stock, no par value, held by non-affiliates of the issuer as of March 1, 2001, based on a price per share of $26.00 (the price at which the common stock last sold on
   February 8, 2001);       $17,627,428





   Issued and outstanding shares of issuer's common stock as of March 1,
   2001:     677,978

                     DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Community Financial Shares Inc. Registration Statement on Form S-4, File No. 333-46622, filed September 26, 2000, are incorporated by reference into Part III of this report.

   Transitional Small Business Disclosure Format: Yes [ ]      No [X]





                              TABLE OF CONTENTS


                                                                    PAGE


   PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  -1-
        ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . .  -1-
        ITEM 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . . -10-
        ITEM 3.   LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . -10-
        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS-11-

   PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . -12-
        ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS  . . . . . . . . . . . -12-
        ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS  . . . . . . . -12-
        ITEM 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . -28-
        ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . -49-

   PART III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . -50-
        ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                  CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                  OF THE EXCHANGE ACT  . . . . . . . . . . . . . . . -50-
        ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . -52-
        ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT . . . . . . . . . . . . . . . . . . -54-
        ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . -55-
        ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K . . . . . . -56-

   SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . -57-





                                   PART I

   ITEM 1.        BUSINESS

   Community Financial Shares, Inc. (the "Company") is a registered bank holding company. The operations of the Company and its subsidiary consist primarily of those financial activities common to the commercial banking industry. Unless the context otherwise requires, the term "Company" as used herein includes the Company and its subsidiary on a consolidated basis. All of the operating income of the Company is attributable to its wholly-owned banking subsidiary, Community Bank-Wheaton/Glen Ellyn (the "Bank").

   The Company was incorporated in the State of Delaware in July
   2000 as part of an internal reorganization whereby the stockholders of the subsidiary Bank exchanged all of their Bank stock for all of the issued and outstanding stock of the Company. The reorganization was completed in December 2000. As a result of the reorganization, the former stockholders of the Bank own 100% of the Company's stock and the Company owns 100% of the Bank's stock. The former Bank stockholders received two shares of the Company's common stock for each share of Bank common stock exchanged in the reorganization. The Company was formed for the purpose of providing financial flexibility as a holding company for the Bank. At the present time, the Company has no specific plans of engaging in any activities other than operating the Bank as a subsidiary.

   The Bank was established as a state charted federally insured commercial bank on March 1, 1994 and opened for business November 21, 1994 on Roosevelt Road in Glen Ellyn. The Bank opened a second location in downtown Wheaton on November 21, 1998. The Bank provides banking services common to the industry, including but not limited to, demand, savings and time deposits, loans, cash management, electronic banking services, and credit and debit cards. The Bank serves a diverse customer base including individuals, businesses, governmental units, and institutional customers located primarily in Wheaton and Glen Ellyn and surrounding communities in DuPage County, Illinois.
   The Bank has banking offices in Glen Ellyn, and Wheaton, Illinois.

   COMPETITION
   -----------

   Active competition exists in all principal areas where the Company and its subsidiary operate, not only with other commercial banks, finance companies and mortgage bankers, but also with savings and loan associations, credit unions, and other financial service companies serving the Company's market area. The principal methods of competition between the Company and its competitors are price and service. Price competition, primarily in the form of interest rate competition, is a standard practice within the Company's market place as well as the financial services industry. Service and product quality are also significant factors in competing and allow for differentiation from competitors.





   Deposits in the Bank are well balanced, with a large customer base and no dominant segment of accounts. The Bank's loan portfolio is also characterized by a large customer base, including loans to commercial, agricultural and consumer customers, with no dominant relationships. There is no readily available source of information that delineates the market for financial services offered by non-bank competitors in the Company's market.

   REGULATION AND SUPERVISION
   --------------------------

   Bank holding companies and banks are extensively regulated under both federal and state law. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutes and regulations. Any significant change in applicable law or regulation may have an effect on the business and prospects of the Company and its subsidiaries.

   The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Under the Bank Holding Company Act, the Company is required to file annual reports and such additional information as the Federal Reserve Board may require and is subject to examination by the Federal Reserve Board. The Federal Reserve Board has jurisdiction to regulate virtually all aspects of the Company's business. See "The Company's Banking Subsidiary" below for discussion of regulators of the banking subsidiary.

   The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before merging with or consolidating into another bank holding company, acquiring substantially all the assets of any bank or acquiring directly or indirectly any ownership or control of more than 5% of the voting shares of any bank.

   The Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks, or furnishing services to banks and their subsidiaries. The Company, however, may engage in certain businesses determined by the Federal Reserve Board to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. See "Financial Modernization Legislation" below for a discussion of expanded activities permissible to bank holding companies that become financial holding companies.

   Deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC") and are subject to the provisions of the Federal Deposit Insurance Act. Under the FDIC's risk-based insurance assessment system, each insured bank is placed in one of nine risk categories based on its level of capital and other relevant information. Each insured bank's insurance assessment rate is then determined by the risk category in which it has been classified by the FDIC. There is currently a 27 basis point spread between the highest and lowest assessment rates, so that banks classified as strongest by the FDIC are subject in 2001 to no insurance assessment, and banks classified as weakest by the FDIC are subject to an insurance assessment rate of 0.27%. In addition to its insurance assessment, each insured bank is subject in 2001 to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout. The first quarter 2001 debt service assessment was 0.0196%.

   Banking regulations restrict the amount of dividends that a bank may pay to its stockholders. At December 31, 2000, subject to minimum regulatory capital guidelines, the Bank could, without prior approval of regulatory authorities or the Company's lender, declare dividends of approximately $900,000.

   THE COMPANY'S BANKING SUBSIDIARY
   --------------------------------

   The Bank is regulated by the FDIC, as its primary federal regulator. The Bank is subject to the provisions of the Federal Deposit Insurance Act and examination by the FDIC. As an Illinois state-chartered bank, the Bank is also subject to examination by the Illinois Office of Banks and Real Estate. The examinations by the various regulatory authorities are designed for the protection of bank depositors.

   The federal and state laws and regulations generally applicable to the Bank regulate, among other things, the scope of their business, their investments, their reserves against deposits, the nature and amount of and collateral for loans, and the location of banking offices and types of activities which may be performed at such offices.

   Subsidiaries of a bank holding company are subject to certain restrictions under the Federal Reserve Act and the Federal Deposit Insurance Act on loans and extensions of credit to the bank holding company or to its other subsidiaries, investments in the stock or other securities of the bank holding company or its other subsidiaries, or advances to any borrower collateralized by such stock or other securities.

   CAPITAL REQUIREMENTS
   --------------------

   All federal bank regulatory agencies have adopted risk-based capital guidelines. These guidelines establish required levels of capital that are monitored by certain ratios. Capital is divided into two components; Tier 1 capital which includes common stock, additional paid-in capital, retained earnings and certain types of perpetual preferred stock less goodwill, and Tier 2 capital which includes, among other things, limited life preferred stock, subordinated debt, limited amounts of unrealized gains on equity securities, and the allowance for loan losses. These components of capital are compared to both total assets as reported on the balance sheet and assets that have been adjusted to compensate for associated risk to the organization. The guidelines require a tangible leverage capital ratio (defined as Tier 1 capital to average assets) of 3.00% for bank holding companies and banks that meet certain specified criteria, including having the highest regulatory rating. All other banking organizations are required to maintain a leverage ratio of at least 4.0%. The Company had a tangible leverage capital ratio of 6.3% as of December 31, 2000. The guidelines require a total capital ratio (defined as the total of both Tier 1 and Tier 2 capital to risk weighted assets) of 8.0%. The Company had a total capital to risk weighted assets ratio of 9.8% as of December 31, 2000. The guidelines also require a Tier 1 ratio (defined as Tier 1 capital to risk weighted assets) of 4.00%. The Company had a Tier 1 ratio of 8.2% as of December 31, 2000. The regulatory requirements are considered minimums and actual ratios should be commensurate with the level and nature of all risks of a company (as determined by the regulatory agencies). Regulators generally expect organizations that are experiencing internal growth or are making acquisitions to maintain capital levels substantially above the minimum supervisory levels and comparable to peer groups, without significant reliance on intangible assets. Management intends to continue its emphasis on a strong capital position.

   MONETARY POLICY AND ECONOMIC CONDITIONS
   ---------------------------------------

   The earnings of commercial banks and bank holding companies are affected not only by general economic conditions, but also by the policies of various governmental regulatory authorities. In particular, the Federal Reserve Board influences conditions in the money and capital markets, which affect interest rates and growth in bank credit and deposits. Federal Reserve Board monetary policies have had a significant effect on the operating results of commercial banks in the past and this is expected to continue in the future. The general effect, if any, of such policies on future business and earnings of the Company and its Bank cannot be predicted.

   FINANCIAL MODERNIZATION LEGISLATION
   -----------------------------------

   On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "GLB Act"). The GLB Act significantly changes financial services regulation by expanding permissible non-banking activities of bank holding companies and removing barriers to affiliations among banks, insurance companies, securities firms and other financial services entities. These new activities and affiliations can be structured through a holding company structure or, subject to certain limitations, through a financial subsidiary of a bank. The GLB Act establishes a system of federal and state regulation based on functional regulation, meaning that primary regulatory oversight for a particular activity will generally reside with the federal or state regulator having the greatest expertise in the area. Banking is to be supervised by banking regulators, insurance by state insurance regulators and securities activities by the SEC and state securities regulators. The GLB Act also establishes a minimum federal standard of financial privacy and adopts various other provisions designed to improve the delivery of financial services to consumers while maintaining an appropriate level of safety in the financial services industry.

   The GLB Act repeals the anti-affiliation provisions of the Glass-Steagall Act and revises the Bank Holding Company Act to permit qualifying holding companies, called "financial holding companies," to engage in, or to affiliate with companies engaged in, a full range of financial activities including banking, insurance activities (including insurance portfolio investing), securities activities, merchant banking and additional activities that are "financial in nature," incidental to financial activities or, in certain circumstances, complementary to financial activities. A bank holding company's Bank must be "well-capitalized" and "well-managed" and have at least a "satisfactory" Community Reinvestment Act rating for the bank holding company to elect status as a financial holding company. The Company, at present, has not elected status as a "financial holding company."

   A significant component of the GLB Act's focus on functional regulation relates to the application of federal securities laws and SEC oversight to bank securities activities previously subject to blanket exemptions. Among other things, the GLB Act amends the definitions of "broker" and "dealer" under the Securities Exchange Act of 1934 to remove the blanket exemption for banks. Following effectiveness of these amendments, which are not effective until May 12, 2001, banks will no longer be able to rely solely on their status as banks to avoid registration as broker-dealers. Instead, banks will need to carefully consider their securities activities in light of a new set of limited exemptions designed to allow banks to continue, without broker-dealer registration, only those activities traditionally considered to be primarily banking or trust activities. The GLB Act also amends, effective May 12, 2001, the Investment Advisers Act of 1940 to require the registration of banks that act as investment advisers for mutual funds.

   EMPLOYEES
   ---------

   As of December 31, 2000, the Company and its subsidiary had a total of 45 full-time equivalent employees. None of these employees are subject to a collective bargaining agreement.

   LENDING ACTIVITIES
   ------------------

   General

   The Bank's loan portfolio is comprised primarily of mortgage loans, a majority of which are residential first mortgages and home equity revolving lines of credit. The Bank originates loans on real estate generally located in the Bank's primary lending area in central DuPage County, Illinois. In addition to portfolio mortgages, the Bank routinely sells the majority of residential mortgage loans along with servicing rights in the secondary market. The Bank services all of it's portfolio loans and the Bank has not purchased mortgage servicing rights.

   Residential Lending - One-to-Four Family

   The Bank, in 1999, established a dedicated secondary mortgage department to assist local residents in obtaining mortgages with reasonable terms, conditions, and rates. The Bank offers various fixed and adjustable rate one-to-four family residential loan products the majority of which are sold along with servicing rights to a variety of investors. Interest rates are essentially dictated by the Bank's investors and origination fees on secondary mortgage loans are priced to provide a reasonable profit margin and are dictated to a degree by regional competition.

   During 2000, to meet demand for a locally owned and serviced mortgage, the Bank offered a special low rate 5/5 year adjustable rate 30 year amortizing residential portfolio loan. The Bank has loan policies that require approval by a loan committee or the Board of Directors for loans over specified amounts. The Board of Directors of the Bank is furnished with an analysis of the respective monthly loan activity.

   The Bank, for secondary market residential loans, generally makes one-to-four family residential mortgage loans in amounts not to exceed 80% of the appraised value or sale price, whichever is less, of the property securing the loan, or up to 95% if the amount in excess of 80% of the appraised value is secured by private mortgage insurance, or 80% to 85% with an increased interest rate. The Bank usually charges a service release fee of 1.00% to 1.50 % on one-to-four family residential mortgage loans.

   Commercial Real Estate Lending

   Loans secured by commercial real estate totaled approximately
   $36.18 million, or 32.2% of the Bank's total loan portfolio, at December 31, 2000. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the property. Such appraised value is determined by independent appraisers previously approved by the Board of Directors of the Bank.

   The Bank's commercial real estate loans are permanent portfolio loans secured by improved property such as office buildings, retail stores, warehouses, churches, and other non-residential buildings. Of the commercial real estate loans outstanding at December 31, 2000, most are located within 10 miles of the Bank's offices in Wheaton and Glen Ellyn and were made to local customers of the Bank. In addition, borrowers generally must personally guarantee loans secured by commercial real estate. Commercial real estate loans generally have 10 to 25 year terms and are made at rates generally based upon competitive local market rates, specific loan risk, and structure usage and type. Such loans generally amortize over the life of the loan.

   Commercial real estate loans are both adjustable and fixed, with fixed rates generally limited to no more than five years. Loans secured by commercial real estate properties are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by lending to established customers and generally restricting such loans to its primary market area.

   Construction Lending

   The Bank is actively engaged in construction lending. Such activity is generally limited to individual new residential home construction, residential home additions, and new commercial buildings. Currently, the majority of the Bank's new commercial construction activity is in church renovation or new construction.

   At December 31, 2000, the Bank had $5.5 million in construction loans outstanding or 4.9% of the Bank's loan portfolio. Such loans are primarily classified as one-to-four family residential loans or commercial real estate loans depending upon the character and use of the property used as collateral. The Bank presently charges both fixed and variable interest rates on construction and end loans. Loans, with proper credit, may be made for up to 80% of the anticipated value of the property upon completion. Funds are disbursed based upon percentage of completion as verified by an on-site inspection and generally through a local title company construction escrow account.

   Consumer Lending

   As community-oriented lenders, the Bank offers consumer loans for any worth while purpose. Although the Bank offer signature unsecured loans, consumer loans are generally secured by automobiles, boats, mobile homes, stocks, bonds, and other personal property. Consumer loans totaled $3.2 million or 2.9% of the Bank's total loan portfolio at December 31, 2000. Consumer loans, generally have higher yields than residential mortgage loans since they involve a higher credit risk and smaller volumes with which to cover basic costs.

   Home Equity Lending

   Home equity loans are generally made not to exceed 80% of the first and second combined mortgage loan to value. These loans, for the most part are revolving credit lines with minimum payment structure of interest only and a five year term. The interest rate on these lines of credit adjusts at a rate based on the prime rate of interest. Additionally, the Bank offers five year amortizing fixed rate home equity balloon loans for those who desire to limit interest rate risk. At December 31, 2000, the outstanding home equity loan balance was $20.9 million or 18.6% of the Bank's total loan portfolio at December 31, 2000.

   Commercial Lending

   The Bank actively engages in general commercial lending within its market area. These loans are primarily revolving working capital lines, inventory loans, and equipment loans. The commercial loans are based on generally serving the needs of the small business in the Bank's market area while limiting the Bank's business risks to reasonable bank lending standards. Commercial loans are made with both fixed and adjustable rates and are generally secured by equipment, accounts receivable, inventory, and other assets of the business. Personal guarantees generally support these credit facilities. The Bank also provides commercial and standby letters of credit to assist small businesses in their financing of special purchasing or bonding needs. Commercial letters of credit outstanding at year end totaled $750,000. Commercial loans totaled approximately $26.3 million or 23.4% of the Bank's total loan portfolio at December 31, 2000.

   FIVE YEAR FINANCIAL SUMMARY
   ---------------------------

   (Dollar amounts in thousands, except share and per share data)

                                                        2000       1999      1998        1997       1996
                                                        ----       ----      ----        ----       ----
     STATEMENT OF INCOME
     Interest income                                 $11,025     $7,900    $5,837      $4,818     $3,314

     Interest expense                                  5,372      3,892     2,582       2,035      1,421
                                                     -------    -------    ------     -------    -------
     Net interest income                               5,653      4,008     3,255       2,783      1,893
     Provision for loan losses                          (365)      (265)     (240)       (237)      (162)
     Noninterest income                                  546        495       295         259        176
     Noninterest expense                              (4,149)    (3,216)   (2,091)     (1,700)    (1,420)
                                                     -------    -------   -------     -------    -------

     Income before income taxes                       $1,685      1,022     1,219       1,105        487
     Income tax expense                                  601        374       443         383          -
                                                     -------    -------   -------     -------    -------

     Net income                                       $1,084       $648      $776        $722       $487
                                                     =======    =======   =======     =======    =======

     BALANCE SHEET - YEAR-END BALANCES
     Total assets                                   $167,913   $136,071   $96,252     $72,835    $56,784
     Securities                                       40,536     33,303    20,542      12,626     14,000
     Loans, net                                      112,324     82,419    55,101      49,427     33,179
     Deposits                                        139,359    121,244    89,425      66,810     52,145
     Federal Home Loan Bank advances                  13,300      5,500         -           -          -
     Stockholders' equity                             10,131      8,703     6,028       5,222      4,465

     BALANCE SHEET - AVERAGE BALANCES
     Total assets                                   $148,857   $119,028   $80,930     $62,019    $44,752
     Securities                                       37,043     33,504    17,313      13,057     12,224
     Loans                                           100,084     69,154    50,674      41,743     24,518
     Deposits                                        127,137    110,940    74,629      58,970     41,770
     Federal Home Loan Bank advances                   9,880        241
     Stockholders' equity                              9,252      7,161     5,694       4,804      3,421

     PER SHARE DATA (1)
     Basic earnings per share                          $1.60      $1.09     $1.40       $1.32      $1.03
     Diluted earnings per share                         1.59       1.08      1.40        1.32       1.03
     Cash dividends per share                           0.10       0.10     0.075        0.10          -
     Book value per share at year end                  14.96      12.89     10.89        9.46       8.16

     CASH DIVIDENDS AND AVERAGE SHARES
     OUTSTANDING
     Cash dividends                                      $68        $58       $42         $48          -


                                                               -9-





                                                        2000       1999      1998        1997       1996
                                                        ----       ----      ----        ----       ----
     Weighted average common shares                  677,084    594,872   553,400     548,582    475,060
     outstanding (1)

     SELECTED FINANCIAL RATIOS
     Average loans to average deposits                78.72%     62.33%    67.90%      70.79%     58.70%
     Average equity to average assets                  6.22%      6.02%     7.04%       7.75%      7.64%
     Return on average assets                          0.73%      0.54%     0.96%       1.16%      1.09%
     Return on average equity                         11.72%      9.05%    13.63%      15.03%     14.24%
     Net interest margin (2)                           4.08%      3.70%     4.40%       4.73%      4.61%
     Dividend payout ratio (3)                         6.27%      8.95%     5.41%       6.65%      0.00%

     (1)      Per share data and average common shares outstanding have been adjusted for the 2-for-1 stock split in 2000, the 15% stock dividend declared in 1997 and paid in 1998, and the 3-for-2 stock split in 1996.
     (2)      Net interest income divided by average interest-earning assets
     (3)      Cash dividends divided by net income

   ITEM 2.        PROPERTIES

   The following table sets forth information related to the Company's properties utilized in the Company's business. These properties are suitable and adequate for the Company's business needs.

                                                                                Approximate         Owned/
      Entity                Description        Address        City/State        Square Feet         Leased
      ------                ------------       -------        ----------        -----------         ------
      Community Bank-       Main office        357            Glen Ellyn, IL    10,000              Owned
      Wheaton/Glen Ellyn                       Roosevelt
                                               Road

      Community Bank-       Wheaton office     100 N.         Wheaton, IL       12, 500             Owned
      Wheaton/Glen Ellyn                       Wheaton Ave.

   Information regarding the Bank's investments in real estate mortgages can be found under the "Lending Activities" captions of "ITEM 1. BUSINESS" of this report.


   ITEM 3.    LEGAL PROCEEDINGS

   Neither the Company nor the Bank is a party to, and none of their property is subject to, any material legal proceedings at this time.

   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On November 15, 2000, the Bank submitted a proposal to the holders of the Bank's common stock at a special meeting of stockholders. The proposal requested that the Bank's stockholders approve an internal reorganization of the Bank. As part of this internal reorganization the Company was incorporated as a registered bank holding company in the State of Delaware in July 2000. In addition, the stockholders of the Bank exchanged all of their Bank stock for all of the issued and outstanding stock of the Company. The reorganization was completed in December 2000. As a result of the reorganization, the former stockholders of the Bank own 100% of the Company's stock and the Company owns 100% of the Bank's stock. The former Bank stockholders received two shares of the Company's common stock for each share of Bank common stock exchanged in the reorganization. The Company was formed for the purpose of providing financial flexibility as a holding company for the Bank. At the November 15, 2000 special meeting of stockholders, there were 243,562 votes cast for the proposal, 1070 votes cast against the proposal, no absentions and no broker non-votes.

                                   PART II

   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's stock is privately held by approximately 471 shareholders. No formal market exists for selling the Company's stock. The formation of the Company and the exchange of the Company's stock for the Bank's stock was completed in December 2000.
   Consequently, the Company's stock was not traded prior to December
   2000.

   It has been a policy of the Company to pay only small to moderate dividends so as to retain earnings to support growth. Dividends for 2000 were $68,000 or 6.3% of after tax earnings. In 1999, dividends of $58,000 represented 9.0% of earnings. Dividends are paid quarterly. As part of the internal reorganization in 2000, the Company effected a 2-for-1 stock split.


   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   (All table dollar amounts in this Item 6 are in thousands, except share data)

   The following presents management's discussion and analysis of the results of operations and financial condition of Community Financial Shares, Inc. as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto and other financial data appearing elsewhere in this document.

   The statements contained in this management's discussion and analysis that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiary bank include, but are not limited to, changes in: interest rates; general economic conditions; legislation; regulations; monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.


                                  OVERVIEW
                                  --------
   The Company is a bank holding company. Through its wholly-owned subsidiary bank, Community Bank - Wheaton/Glen Ellyn (Bank), the Company provides financial and other banking services to customers located primarily in Wheaton and Glen Ellyn and surrounding communities in DuPage County, Illinois. The Company was formed for the purpose of providing financial flexibility as a holding company for the Bank.

   The Company was incorporated in the State of Delaware in July 2000 as part of an internal reorganization whereby the stockholders of the subsidiary Bank exchanged all of their Bank stock for all of the issued and outstanding stock of the Company. The reorganization was completed in December 2000. As a result of the reorganization, the former stockholders of the Bank own 100% of the Company's stock and the Company owns 100% of the Bank's stock. The former Bank stockholders received two shares of the Company's common stock for each share of Bank common stock exchanged in the reorganization.

   The Bank was established as a state charted federally insured commercial bank on March 1, 1994 and opened for business November 21, 1994 on Roosevelt Road in Glen Ellyn. The Bank opened a second location in downtown Wheaton on November 21, 1998.

   This management discussion and analysis has been prepared as if the Company had always owned all of the Bank's stock. All per share data has been adjusted for the 2 for 1 stock split effected as part the internal reorganization in 2000.


                             FINANCIAL CONDITION
                             -------------------

   AVERAGE ASSETS AND LIABILITIES

   Since its opening, the Bank has experienced consistent growth in deposits, earning assets, and total assets. Economic and demographic factors continued to be positive in the Company's market area in 2000. This environment was conducive to substantial loan and deposit growth in 2000. The continued development and customer acceptance of the Wheaton office facility also contributed significantly to loan and deposit growth in 2000.

   Total average assets were $149 million for the calendar year 2000, an increase of 25% over the prior year. Average earning assets in 2000 were $138 million, an increase of $30 million, or 28%, over 1999. The average earning asset growth in 2000 is primarily due to an increase of $31 million in the loan portfolio, a 45% increase over 1999. This significant loan growth was funded by an increase in average deposits of $16 million and advances from the Federal home Loan Bank that averaged $10 million during 2000.

   As shown in the average consolidated balance sheets for 2000 and 1999, deposit growth occurred in every category with the largest dollar growth occurring in the Company's signature account, the 4% regular savings account. This account, available since the Bank's opening in 1994, was established in the belief that a low (e.g., 2.0% to 2.5%) savings rate does not readily encourage systematic bank savings. To differentiate itself from the competition and encourage customer savings, the Bank has consistently paid 4% on its savings accounts. Equally important in deposit growth were money market accounts. Growth of $4.5 million or 39% in average money market accounts in 2000 was primarily due to the promotion of a premium rate (up to 6%) available through April 15, 2000.

   Average interest-bearing liabilities for the year 2000 were $121 million, an increase of 26% over 1999. Advances from the Federal Home Loan Bank (FHLB) increased as a funding source, with average advances increasing to $10 million in 2000 compared to $241,000 in 1999.

   AVERAGE BALANCE SHEETS

   The following table sets forth certain information relating to the Company's average balance sheets and reflects the yield on average earning assets and cost of average interest-bearing liabilities for the years indicated. Such yields and costs are derived by dividing interest income or expense by the average balance of assets or liabilities. The average balance sheet amounts for loans include balances for nonperforming loans.

                                                           Average Balance Sheets, Yields, and Rates
                                                 -------------------------------------------------------------
                                                                For the Year Ended December 31,
                                                                -------------------------------
                                                              2000                             1999
                                                -------------------------------   ------------------------------
                                                                        Yield/                           Yield/
                                                 Average                 Rate      Average                Rate
                                                 Balance    Interest      (%)      Balance    Interest     (%)
                                                 -------    --------    ------     -------    --------   -------
     INTEREST-EARNING ASSETS:
     Federal funds sold                          $  1,333     $    82      6.15%  $   5,543   $   287      5.18%
     Taxable securities                            35,040       2,120      6.05%     32,287     1,806      5.59%
     Tax-exempt securities                          2,003         148      7.39%      1,217       100      8.22%
     Loans                                        100,084       8,675      8.67%     69,154     5,707      8.25%
                                                 --------      ------              --------    ------


                                                             -14-





                                                           Average Balance Sheets, Yields, and Rates
                                                 -------------------------------------------------------------
                                                                For the Year Ended December 31,
                                                                -------------------------------
                                                              2000                             1999
                                                -------------------------------   ------------------------------
                                                                        Yield/                           Yield/
                                                 Average                 Rate      Average                Rate
                                                 Balance    Interest      (%)      Balance    Interest     (%)
                                                 -------    --------    ------     -------    -------    -------
              Total interest-earning assets      138,460      11,025      7.96%    108,201     7,900      7.30%
                                                 -------     -------              --------    ------
     NONINTEREST-EARNING ASSETS:
     Cash and due from banks                        4,677                             5,625
     Premises and equipment                         5,073                             4,847
     Allowance for loan losses                       (835)                             (621)
     Other assets                                   1,482                               976
                                                 --------                          --------
              Total noninterest-earning assets     10,397                            10,827
                                                 --------                          --------
              Total assets                       $148,857                          $119,028
                                                 ========                          ========
     INTEREST-BEARING LIABILITIES:
     Deposits
              NOW                                 $20,452     $   316      1.55%   $ 16,995   $   328      1.93%
              Savings                              37,355       1,496      4.00%     32,858     1,316      4.01%
              Money market                         15,924         784      4.92%     11,471       494      4.31%
              Time                                 35,150       1,994      5.67%     33,873     1,739      5.13%
     FHLB advances                                  9,880         642      6.50%        241        11      4.56%
     Federal funds purchased and repurchase
     agreements                                     1,150          77      6.70%         78         4      5.13%
     Notes payable                                    665          63      9.47%          -         -         -
                                                  -------     -------               -------    ------
     Total interest-bearing liabilities           120,576       5,372      4.46%     95,516     3,892      4.07%
                                                  -------      ------      -----    -------    ------      -----

     NONINTEREST-BEARING LIABILITIES:
     Demand deposits                               18,256                            15,743
     Other liabilities                                773                               608
     STOCKHOLDERS' EQUITY                           9,252                             7,161
                                                   ------                          --------
              Total liabilities and
              stockholders' equity               $148,857                          $119,028
                                                  =======                           =======

     NET INTEREST INCOME                                       $5,653                          $4,008
                                                               ======                          ======
     NET INTEREST SPREAD                                                   3.50%                           3.23%
                                                                           =====                           =====
     NET INTEREST MARGIN TO AVERAGE
       INTEREST-EARNING ASSETS                                             4.08%                           3.70%
                                                                           =====                           =====

   SECURITIES

   The securities portfolio is managed to provide liquidity and earnings in various interest rate cycles.

   The following table presents the fair value of securities available-for-sale of the Company at December 31 for each of the past two years.

                                           2000      1999
                                           ----      ----
   Securities available-for-sale
        U.S. government agencies         $29,424    $28,858
        States and political
          subdivisions                     4,588      2,210
        Mortgage-backed                    4,040          -
        Mutual Funds                       1,046      1,001
                                         -------    -------
            Total                        $39,098    $32,069
                                         =======    =======


   Mutual funds held by the Company invest primarily in mortgage-backed securities.

   The following table represents the carrying value of securities held-to-maturity at December 31 for each of the past two years.


                                         2000                1999
                                        -----                ----
   Obligations of states and
   political subdivisions              $  1,438            $ 1,234


   The following table shows the weighted average interest rate for each security group as of December 31, 2000.

                                              U.S.               Mortgage-            States and
                                           Government              Backed              Political
                                            Agencies             Securities          Subdivisions              Total
                                           ----------            ----------          ------------              -----
     Weighted average interest rate          6.05%                 7.43%                 5.10%                 6.02%

   LOANS

   Loans represent the principal source of revenue for the Company. Risk is controlled through loan portfolio diversification and the avoidance of credit concentrations. Loans are made primarily within the Company's geographic market area. The loan portfolio is distributed among general business loans, commercial real estate, residential real estate, and consumer installment loans. The Company has no foreign loans, no highly leveraged transactions and no syndicated purchase participations.

   The Company's loan portfolio by major category as of December 31 for each of the past two years is shown below.


                                           2000       1999
                                          -----       ----
   Real estate
        Commercial                       $36,177     $29,379
        Construction                       5,521       1,321
        Residential                       21,242      10,966
        Home equity                       20,916      16,432
                                         -------     -------
        Total real estate loans           83,856      58,098
   Commercial                             26,260      21,567
   Consumer                                3,221       3,402
                                          ------      ------
        Total loans                      113,337      83,067
   Deferred loan costs, net                   20          33
   Allowance for loan losses              (1,033)       (681)
                                        --------     -------
        Loans, net                      $112,324     $82,419
                                        ========     =======

   LOAN MATURITIES AND RATE SENSITIVITY

   The following table sets forth the maturity distribution and interest rate sensitivity of certain loan categories at December 31, 2000.

                                Fixed    Average   Variable  Average    Total     Average
     Maturity (in years)      Rate Loans   Rate   Rate Loans   Rate     Loans       Rate
     -------------------       --------  -------   --------  -------    ------    -------
     Less than one               $10,733    9.00%    $19,813    9.94%   $ 30,546    9.61%
     One to two                   10,851    8.46       2,567    9.55      13,418    8.67
     Two to three                 11,259    8.05       2,728    9.52      13,987    8.34
     Three to four                20,521    7.89       4,870    9.50      25,391    8.20
     Four to five years           15,626    8.68       5,491    9.50      21,117    8.89
                                 -------             -------             -------
     Total one to five years      58,257    8.24      15,656    9.51      73,913    8.51

     Over five years                 555    7.70       8,323    7.85       8,878    7.84
                                 -------             -------            --------
     Totals                      $69,545    8.35     $43,792    9.39    $113,337    8.75
                                 =======             =======            ========

   DEPOSITS

   The following table shows the maturity schedule for the Company's time deposits of $100,000 or more as of December 31, 2000.

             Three months or less               $    2,943
             Three months through six months         3,743
             Six months through twelve months        3,775
             Over twelve months                        681
                                                ----------
                                                $   11,142
                                                ==========

   FEDERAL HOME LOAN ADVANCES

   From time to time in order to support general operations, the Company will borrow from the Federal Home Loan Bank. Advances have generally been for maturities of two years or less and have been used to support significant loan growth during 2000. Advances as of December 31, 2000 were as follows:

              Fixed rate advance at 7.47%, maturing May 17, 2001                          $  2,700
              Fixed rate advance at 6.30%, maturing June 6, 2002                             2,000
              Variable rate open line of credit (6.24% as of December 31, 2000)              8,600

                                                                                          --------
                                                                                          $ 13,300
                                                                                          ========

   CAPITAL

   For the purposes of measuring capital adequacy, the federal banking regulators have set parameters around which to measure capital in relation to assets. Approvals of new activities, the amount of FDIC insurance premiums, and general capital supervision are based on these ratios.

   Because of the development of the Wheaton facility and the related significant growth in assets, earnings have not been sufficient to sustain Bank capital at the "well capitalized" level under the risk-based regulatory criteria. Specifically, the ratio of total capital, as defined, had been less than 10% of risk-weighted assets, which is necessary to be categorized as well capitalized. Management's continuing goal is to maintain Bank capital at "well capitalized" levels under all three of the prompt corrective action regulatory capital measures.

   Capital at the Bank level was increased in 2000 by the following:

        1. In May 2000, the Bank obtained $1 million of floating rate subordinated debt from another bank at a rate of .125% below prime. This subordinated debt qualifies as a component of total capital.

        2. At the holding company level, the Company established a $3 million variable rate revolving line of credit at 30 day LIBOR plus 1.75%. During December 2000, the Company drew $1 million on this line of credit and used the proceeds to make a $1 million capital contribution to the Bank.

   These two measures, in addition to retained earnings, allowed the Bank to be categorized as well capitalized under all three of the banking regulators' prompt corrective action criteria at December 31, 2000.

   The consolidated Company's capital levels exceed the regulatory requirements for capital adequacy at December 31, 2000.

   SHAREHOLDERS' EQUITY

   The Company's shareholders' equity increased $1,428,000, or 16.4%, from December 31, 1999 to December 31, 2000. Earnings of $1,084,000 were the primary source of this growth.

   Additionally, available-for-sale securities increased in fair value over $390,000, net of deferred tax effects, during 2000. Dividends of approximately $68,000 representing $0.20 per share were paid to shareholders during 2000.

   Shareholders' equity per share increased from $12.89 at December 31, 1999 to $14.96 per share at year-end 2000, a 16% increase.

                            RESULTS OF OPERATIONS
                           ----------------------

   OVERVIEW

   For the year ended December 31, 2000, the Company earned $1,084,000 or $1.60 per share, compared to $648,000 or $1.09 per share in 1999.
   This represents a 67% increase in net income over 1999. The earnings improvement in 2000 was primarily due to a 41% increase in net interest income.

   SIGNIFICANT RATIOS

   Following are a number of significant ratios and other information generally used to examine performance of banks and bank holding companies. The consolidated ratios for the Company follow:

                                           2000           1999

        Return on average assets (1)         .73%           .54%
        Return on average equity (2)       11.72%          9.05%
        Loan growth (3)                    36.44%         49.28%
        Deposit growth (3)                 14.94%         35.58%
        Net interest spread (4)             3.50%          3.23%
        Efficiency ratio (5)               66.90%         71.30%

        (1)  Net income divided by average total assets
        (2)  Net income divided by average stockholders' equity
        (3)  Based on 2000 and 1999 year-end totals
        (4) Yield on total average interest-earning assets minus the rate on total interest-bearing liabilities
        (5) Total noninterest expense divided by the sum of net interest income, service charges on deposit accounts, and other service charges and fees

   Explanations for increased earnings, as well as other significant changes in income and expense, are summarized below.

   NET INTEREST INCOME

   Net interest income, the difference between total interest earned on earning assets and total interest expense on interest-bearing liabilities, is the Company's principal source of income. Net interest income is influenced by changes in the volume and yield on earning assets as well as changes in the volume and rates paid on interest-bearing liabilities. The Company attempts to favorably impact net interest income through investment decisions and monitoring interest rates offered to customers, particularly for time deposits and short-term borrowings.

   Net interest income in 2000 was $5.7 million, compared to $4.0 in 1999. The Company's net interest income expressed as a percentage of average interest-earning assets (net interest margin) was 4.08% in 2000 compared to 3.70% in 1999. The $1.7 million increase in net interest income in 2000 resulted from favorable changes in interest-earning asset and interest-bearing liability volumes of $1.4 million and favorable rate variances of $.3 million.

   Growth in average loans, the Company's highest yielding assets, was 45% in 2000. The yield on loans improved to 8.67% in 2000 compared to 8.25% in 1999. The yield on total earning assets was 7.96% in 2000 and 7.30% in 1999. Growth in average earning assets of 28% and higher yields earned on those assets increased interest income 40% to $11.0 million in 2000.

   Primarily due to local competition for deposits and greater use of FHLB advances as a funding source, the cost of total interest bearing liabilities also increased in 2000. The rate on total interest-bearing liabilities increased 39 basis points to 4.46%. Total interest expense increased to 38% and $5,372,000 in 2000.

   The average national prime rate was approximately 9.2% in 2000 and 8.0% in 1999. During a year of generally higher interest rates, the Company's net interest spread increased to 3.50% in 2000 compared to 3.23% in 1999. Net interest spread is defined as the yield on total interest-earning assets minus the rate on total interest-bearing liabilities. The Company also benefited from a slight increase in the ratio of average earning assets to average interest-bearing liabilities, which was 1.15 in 2000 compared to 1.13 in 1999.

   The following table allocates changes in interest income and interest expense in 2000 compared to 1999 between amounts attributable to changes in rate and changes in volume for the various categories of interest-earning assets and interest-bearing liabilities. The changes in interest income and interest expense due to both volume and rate have been allocated proportionally.

                                                                                  Change           Change
                                                                 Total            Due to           Due to
                                                                 Change           Volume           Rate
                                                                 ------           ------           ------
              Interest-earning assets
              Loans                                              $  2,968         $  2,668         $  300
              Securities
                      Taxable                                         314              160            154
                      Tax-exempt                                       48               59            (11)
              Federal funds sold                                     (205)            (251)            46
                                                                 --------         --------         ------

              Total interest-earning assets                         3,125            2,636            489

              Interest-bearing liabilities
              NOW deposits                                            (12)              60            (72)
              Savings deposits                                        180              180              -
              Money market deposits                                   290              212             78
              Time deposits                                           255               67            188
              FHLB advances                                           631              624              7
              Federal funds purchased and repurchase
              agreements                                               73               71              2
              Notes payable                                            63               63              -
                                                                 --------         --------         ------

              Total interest-bearing liabilities                    1,480            1,277            203
                                                                 --------         --------         ------

              Net interest income                                $  1,645         $  1,359         $  286
                                                                 ========         ========         ======

   PROVISION FOR LOAN LOSSES

   The provision for loan losses is determined by management through a quarterly evaluation of the adequacy of the allowance for loan losses. This evaluation takes various factors into consideration. The provision is based on management's judgment of the amount necessary to maintain the allowance for loan losses at an adequate level. In determining the provision for loan losses, management considers the Company's consistent loan growth and the amount of net charge-offs each year. Other factors, such as changes in the loan portfolio mix, delinquency trends, current economic conditions and trends, reviews of larger loans and known problem credits and the results of independent loan review and regulatory examinations are also considered by management in assessing the adequacy of the allowance for loan losses.

   The allowance for loan losses was $1 million, representing .91% of total loans, as of December 31, 2000, compared to an allowance of $.7 million or .82% of total loans at year-end 1999.

   The Company uses a seven-point rating system for loans and assigns estimated loss percentages to each category of loans based on assessed risk. Loan loss provisions and the allowance balance are set based on this formula. This risk weighting is also used to track migration from one risk category to another.

   One measurement used by management in assessing the risk inherent in the loan portfolio is the level of nonperforming loans. Nonperforming loans are comprised of nonaccrual loans and other loans 90 days past due. Nonperforming loans and other assets were as follows at year end.

                            NONPERFORMING ASSETS
                            --------------------

                                           2000           1999
                                           ----           ----

   Nonaccrual loans                        $331           $82
   Other loans 90 days past due            ----           ---
   Total nonperforming loans                331            82
   Other real estate                       ----           ---

        Total nonperforming assets         $331           $82
                                           ====           ===

   Nonperforming loans to
     total loans                            .29%          .10%
   Allowance for loan losses
     to nonperforming loans                 3.12          8.30
   Total nonperforming assets
     to total stockholders' equity         3.27%          .94%
   Total nonperforming assets
     to total assets                        .20%          .06%

   Impaired loans at December 31, 2000 and 1999 were $612,000 and $184,000, respectively. A portion of the allowance for loan losses based on the Company's seven-point rating system has been allocated to each impaired loan. The allowance for loan losses allocated to impaired loans at December 31, 2000 and 1999 was $309,000 and $92,000, respectively. The average balance of impaired loans during 2000 and 1999 was approximately $398,000 and $160,000, respectively.

   Based on its analysis of the loan portfolio risks discussed above, including historical loss experience and levels of nonperforming loans, management believes that the allowance for loan losses is adequate at December 31, 2000.

   The following table details the component changes in the Company's allowance for loan losses for each of the past two years.

                                             2000            1999
                                             ----            ----

        Allowance, beginning of year       $    681       $     560

        Loans charged off:
             Commercial                           -             (91)
             Consumer                           (13)            (58)
                                           --------       ---------
                  Total charge-offs             (13)           (149)

        Loan recoveries:
             Commercial                           0               0
             Consumer                             0               5
                                           --------       ---------
                  Total recoveries                0               5
                                           --------       ---------
        Net loan charge-offs                    (13)           (144)
        Provision for loan losses               365             265
                                           --------       ---------

        Allowance, end of year             $  1,033       $     681
                                           ========       =========

        Net loan charge-offs to
          average loans                         .01%            .21%

   LOAN CONCENTRATION ANALYSIS

   Loan diversity is an important risk component. Below is a comparison of percentage of concentration by type of loan at year end:

             Type                     2000      1999
             ----                     ----      ----

        Commercial real estate         32%       35%
        Construction                    5         2
        Residential real estate        19        13
        Home equity                    18        20
        Commercial                     23        26
        Consumer                        3         4
                                      ---       ---
             Totals                   100%      100%

   NONINTEREST INCOME

   Noninterest income consists primarily of service charges on customer deposit accounts (including debit card service charges), mortgage loan origination fees, safe deposit box rentals, and other service charges and fees. Total noninterest income for 2000 increased $51,000, or 10.3%, over the prior year. Year 2000 noninterest income of $546,000 represented 9.4% of net revenues, net of interest expense and the provision for loan losses, compared to 11.7% of net revenues in 1999. The reduction in the percentage of net revenues associated with noninterest income was a result of the substantial increase in loan volume.

   Fees for originating mortgage loans for other investors were $66,000 in 2000 and $36,000 in 1999. Most of the total increase in noninterest income in 2000 was due to increased fees for mortgage loan originations.

   NONINTEREST EXPENSE

   Noninterest expense consists of compensation, occupancy and equipment expense, data processing, and other costs such as advertising and professional fees. Total noninterest expense increased 29% in 2000 compared to 1999. Significant factors affecting the expense increase are discussed below.

   Salaries and employee benefits, which represent the largest component of noninterest expense, were $2,120,000 and $1,711,000 in 2000 and 1999, respectively. Salaries and employee benefits increased by 23.9% in 2000, primarily attributable to increased staff. The Company had 45 and 39 full-time equivalent employees at December 31, 2000 and 1999, respectively. Other factors affecting increased compensation costs in 2000 were inflation and merit pay increases, an increase of $40,000 in the Company's contribution to its profit sharing plan, and rising health insurance costs.

   Occupancy and equipment expense increased 33% in 2000. Real estate taxes increased $38,000, due in part to completion of the lower level of the Company's Glen Ellyn office. This expansion substantially increased the building's office space. Equipment depreciation and maintenance contract costs increased $74,000 in 2000. These increases are primarily due to a full year of depreciation and other occupancy costs for the Glen Ellyn office expansion and equipment purchased in 1999 related to the Company's data processing conversion.

   Data processing costs were $357,000 and $233,000 in 2000 and 1999, respectively. The Company had to convert its data processing to a new processor because the previous provider gave notice that it would no longer provide services to any of its numerous bank customers after June 30, 2000. The conversion to the new data processing service took place in September 1999. The current data processing provider is more expensive than the predecessor, although it is considered to offer a more sophisticated system. Data processing costs are directly impacted by the volume of customer accounts and transactions. Since loan and deposit volumes grew significantly in 2000, data processing expense increased accordingly.

   Professional fees increased $57,000 in 2000, primarily due to services regarding the holding company formation and internal reorganization.

   Other noninterest expenses were $849,000 and $645,000 in 2000 and 1999, respectively. The 32% increase in 2000 is primarily due to higher FDIC insurance premiums, increased correspondent bank service charges, and the costs of servicing a growing loan and deposit customer base.

   INCOME TAXES

   Income tax expense increased $227,000 or 61% in 2000. This increase is consistent with the 65% increase in pre-tax income in 2000. Income tax expense was 36% and 37% of pre-tax income in 2000 and 1999, respectively.


                         ASSET/LIABILITY MANAGEMENT
                         --------------------------

   The primary objectives of the Company's asset/liability management policies are to:

   a)   Manage and minimize interest rate risk;
   b)   Manage the investment portfolio to maximize yield;
   c)   Assess and monitor general risks of operations; and
   d) Maintain adequate liquidity to meet the withdrawal requirements of depositors and the financing needs of borrowers.

   INTEREST RATE RISK

   The Company monitors and manages risks associated with changes in interest rates and mismatched asset and deposit maturities. Significant changes in rates can adversely affect net interest income, market value of securities, and the economic value of equity. Based on the Company's current simulation model, the following schedule indicates the estimated effects of an immediate rate shift of 300 basis points as of December 31, 2000.

                                      300 Basis Point Rate Shift
                                      --------------------------
                                      Rates               Rates
                                      Down                 Up
                                      -----               -----
        Net interest Income           +2.0%               -7.3%
        Market value of securities    +3.9%               -6.6%

        All measures of interest rate risk are within policy guidelines.

   LIQUIDITY

   The Company's primary sources of funds are deposits, proceeds from principal and interest payments on loans, maturities of securities, federal funds sold, short-term investments, and advances from the Federal Home Loan Bank. While maturities and scheduled amortization of loans and securities are generally predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

   The Company's liquidity, represented by cash and cash equivalents, is generally a product of its operating, investing, and financing activities. Liquidity is monitored frequently by management and quarterly by the asset/liability management/investment committee and Board of Directors. Cash flows from general banking activities are reviewed for their ability to handle unusual liquidity needs. Management reviews regularly a liquidity/dependency report covering standard measurements of liquidity ratio, net potential liabilities, and dependency ratios.

   Management expects ongoing operating activities to continue to be a primary source of cash flows for the Company. For example, cash flows from operating activities exceeded accrual basis net income by $639,000 and $359,000 in 2000 and 1999, respectively. In addition, the Bank maintains open lines of credit for federal funds purchased, and secured borrowing facilities at both the Federal Home Loan Bank and the Federal Reserve Bank. Management is confident that the Bank has adequate liquidity.

   A primary investing activity of the Company is the origination of loans. Loans made to customers, net of principal collections, were $30.3 million in 2000 and $27.6 million in 1999. The Company has begun a strong effort to develop residential mortgage lending, including the origination of loans for the secondary market. A proprietary mortgage product produced over $7.8 million in portfolio residential real estate loans, complementing the strong growth of loans in all real estate and commercial categories in 2000.

   Deposits grew $18.1 million and $31.9 million in 2000 and 1999, respectively. Competition for deposits from the many financial institutions in the Company's market area will have some impact on future deposit growth and the cost of funds. Since deposit growth did not keep pace with new loan originations, the Company chose to fund part of the loan volume increase with Federal Home Loan Bank advances.

   DIVIDENDS

   It has been a policy of the Company to pay only small to moderate dividends so as to retain earnings to support growth. Dividends for 2000 were $68,000 or 6.3% of after tax earnings. In 1999, dividends of $58,000 represented 9.0% of earnings. Dividends are paid quarterly.

   ITEM 7.   FINANCIAL STATEMENTS

   REPORT OF INDEPENDENT AUDITORS

   Board of Directors and Stockholders
   Community Financial Shares, Inc.
   Glen Ellyn, Illinois

   We have audited the accompanying consolidated balance sheets of Community Financial Shares, Inc. as of December 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Financial Shares, Inc. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

   Crowe, Chizek and Company LLP

   Oak Brook, Illinois
   February 26, 2001

   COMMUNITY FINANCIALSHARES, INC.
   CONSOLIDATED BALANCE SHEETS

     December 31, 2000 and 1999
     (In thousands)
     -------------------------------------------------------------------------------------------------
                                                                              2000                     1999
                                                                              ----                     ----
     ASSETS
     Cash and due from banks                                              $  5,258                 $  7,235
     Federal funds sold                                                      2,652                    6,489
                                                                          --------                 --------
              Cash and cash equivalents                                      7,910                   13,724

     Securities available-for-sale                                          39,098                   32,069
     Securities held-to-maturity                                             1,438                    1,234
     Loans, less allowance for loan losses of $1,033 and
       $681 in 2000 and 1999, respectively                                 112,324                   82,419
     Federal Home Loan Bank stock                                              685                      287
     Premises and equipment, net                                             5,012                    4,973
     Interest receivable and other assets                                    1,446                    1,365
                                                                          --------                 --------
              Total assets                                                $167,913                 $136,071
                                                                          ========                 ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits
              Non-interest-bearing demand                                $ 20,521                 $ 18,525
              NOW                                                          22,082                   22,465
              Money market                                                 20,519                   13,837
              Savings                                                      34,732                   35,078
              Time, $100 and over                                          11,142                    7,876
              Other time                                                   30,363                   23,463
                                                                         --------                 --------
                      Total deposits                                      139,359                  121,244

     Federal Home Loan Bank advances                                       13,300                    5,500
     Notes payable    2,060                                                     -
     Interest payable and other liabilities                                 3,063                      624
                                                                         --------                 --------
              Total liabilities                                           157,782                  127,368
     Stockholders' equity
              Common stock                                                      -                    2,814
              Paid-in capital                                               8,045                    5,209
              Retained earnings                                             2,090                    1,074
              Accumulated other comprehensive loss                             (4)                    (394)
                                                                         --------                 --------
                      Total stockholders' equity                           10,131                    8,703
                                                                         --------                 --------
                      Total liabilities and
                      stockholders' equity                               $167,913                 $136,071
                                                                         ========                 ========
     See accompanying notes to consolidated financial statements.

                                                             -29-





   COMMUNITY FINANCIAL SHARES, INC.
   CONSOLIDATED STATEMENTS OF INCOME
   Years ended December 31, 2000 and 1999
   (In thousands, except per share data)
   -------------------------------------------------------------------------------------------------
                                                                            2000                      1999
                                                                            ----                      ----
     Interest income
              Loans                                                      $ 8,675                    $5,707
              Securities
                      Taxable                                              2,120                     1,806
                      Exempt from federal income tax                         148                       100
              Federal funds sold                                              82                       287
                                                                         -------                   -------
                      Total interest income                               11,025                     7,900
     Interest expense
              Deposits                                                     4,590                     3,877
              Federal Home Loan Bank advances                                642                        11
              Notes payable                                                   63                         -
              Federal funds purchased and repurchase agreements               77                         4
                                                                         -------                   -------
                      Total interest expense                               5,372                     3,892
                                                                         -------                   -------
     NET INTEREST INCOME                                                   5,653                     4,008
     Provision for loan losses                                               365                       265
                                                                         -------                   -------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   5,288                     3,743
     Noninterest income
              Service charges on deposit accounts                            368                       379
              Other service charges and fees                                 181                       121
              Loss on sales of securities, net                                (3)                       (5)
                                                                         -------                   -------
                      Total noninterest income                               546                       495
     Noninterest expense
              Salaries and employee benefits                               2,120                     1,711
              Occupancy and equipment expense                                588                       442
              Data processing                                                357                       233
              Advertising and marketing                                      133                       140
              Professional fees                                              102                        45
              Other operating expenses                                       849                       645
                                                                         -------                   -------
                      Total noninterest expense                            4,149                     3,216
                                                                         -------                   -------
     INCOME BEFORE INCOME TAXES                                            1,685                     1,022
     Income tax expense                                                      601                       374
                                                                         -------                   -------
     NET INCOME                                                         $  1,084                   $   648
                                                                         =======                   =======
     Basic earnings per share                                              $1.60                     $1.09
     Diluted earnings per share                                             1.59                      1.08

     See accompanying notes to consolidated financial statements.

                                                             -30-





     COMMUNITY FINANCIAL SHARES, INC.
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     Years ended December 31, 2000 and 1999
     (In thousands, except share data)
     -------------------------------------------------------------------------------------------------
                                                                                         Accumulated
                                                                                        Other Compre-
                                                                                           hensive            Total
                                                 Common        Paid-in      Retained        Income        Stockholders'
                                                  Stock        Capital      Earnings        (Loss)            Equity
                                               ----------     --------      --------      ----------       ------------
       Balance at January 1, 1999                $2,306        $3,174         $484              $64            $ 6,028
       Comprehensive income
            Net income                                -             -          648                -                648
            Unrealized loss on
              securities available-for-
              sale, net of tax                        -             -            -             (458)              (458)
                                                                                                               -------
            Total comprehensive
              income                                                                                               190
       Cash dividends                                 -             -          (58)               -                (58)
       Issuance of common stock                     500         2,020            -                -              2,520
       Exercise of stock options                      8            15            -                -                 23
                                                -------       -------      -------          -------            -------
       Balance at December 31, 1999               2,814         5,209        1,074             (394)             8,703
       Comprehensive income
            Net income                                -             -        1,084                -              1,084
            Unrealized loss on
              securities available-for-
              sale, net of tax                        -             -            -              390                390
                                                                                                               -------
                Total comprehensive
                income                                -             -            -                -              1,474
       Cash dividends                                 -             -          (68)               -                (68)
       Exercise of stock options                      8            14            -                -                 22
       Internal reorganization -
         exchange of $8.33 par value
         stock for no par value stock            (2,822)        2,822            -                -                  -
         (Note 1)                               -------       -------      -------          -------            -------
       Balance at December 31, 2000             $     -       $ 8,045      $ 2,090          $    (4)           $10,131
                                                =======       =======      =======          =======            =======


     See accompanying notes to consolidated financial statements.

   COMMUNITY FINANCIAL SHARES, INC.
   CONSOLIDATED STATEMENTS OF CASH FLOWS

   Years ended December 31, 2000 and 1999
   (In thousands)
   -------------------------------------------------------------------------------------------------
                                                                                      2000             1999
                                                                                      ----             ----
       CASH FLOWS FROM OPERATING ACTIVITIES
            Net income                                                            $  1,084         $    648
            Adjustments to reconcile net income to net cash                            (10)             (71)
              provided by operating activities
                Discount accretion/premium amortization on
                  securities, net
                Loss on sales of securities, net                                         3                5
                Federal Home Loan Bank stock dividend                                  (25)               -
                Depreciation                                                           297              235
                Provision for loan losses                                              365              265
                Deferred loan origination fees and costs                                13              (16)
                Increase in interest receivable and other assets                      (328)            (427)
                Increase in interest payable and other liabilities                     324              368
                    Net cash provided by operating activities                        1,723            1,007
       CASH FLOWS FROM INVESTING ACTIVITIES
            Purchases of securities available-for-sale                              (5,775)         (28,114)
            Maturities and calls of securities available-for-sale                    1,244            9,075
            Sales of securities available-for-sale                                     247            4,511
            Purchases of securities held-to-maturity                                  (282)             (84)
            Maturities and calls of securities held-to-maturity                         92              669
            Purchase of Federal Home Loan Bank stock                                  (373)             (43)
            Net increase in loans                                                  (30,283)         (27,568)
            Premises and equipment expenditures                                       (336)            (580)
            Net cash used in investing activities                                  (35,466)         (42,134)
       CASH FLOWS FROM FINANCING ACTIVITIES
            Increase in deposits                                                    18,115           31,818
            Proceeds from Federal Home Loan Bank advances                           13,300            5,500
            Repayments on Federal Home Loan Bank advances                           (5,500)               -
            Proceeds from notes payable                                              2,060                -
            Issuance of common stock                                                     -            2,520
            Exercise of stock options                                                   22               23
            Dividends paid                                                             (68)             (58)
            Net cash provided by financing activities                               27,929           39,803
       Net change in cash and cash equivalents                                      (5,814)          (1,324)
       Cash and cash equivalents at beginning of year                               13,724           15,048
       CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $  7,910         $ 13,724
       Supplemental disclosures
            Interest paid                                                           $5,191           $3,843
            Income taxes paid                                                          631              190
            Securities available-for-sale purchased in 2000                          2,115                -

     See accompanying notes to Consolidated financial statements.

   COMMUNITY FINANCIAL SHARES, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   December 31, 2000 and 1999
   (Table amounts in thousands, except share data)

   NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
   POLICIES
   ---------------------------------------------------------------------

   NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include Community Financial Shares, Inc. (the Holding Company) and its wholly-owned subsidiary, Community Bank - Wheaton/Glen Ellyn (the Bank), together referred to herein as "the Company.

   The Holding Company was incorporated in 2000 as part of an internal reorganization whereby the stockholders of the Bank exchanged all of their Bank stock for all of the issued and outstanding stock of the Holding Company. The reorganization was completed in December 2000. As a result of the reorganization, the former stockholders of the Bank own 100% of the Holding Company's stock and the Holding Company owns 100% of the Bank's stock. The former Bank stockholders received two shares of the Holding Company's common stock for each share of Bank common stock exchanged in the reorganization. The Holding Company has no operations besides its ownership of the Bank.

   The Bank was chartered on February 28, 1994 by the Illinois Commissioner of Banks and Trust Companies and opened November 21, 1994. The Bank provides a range of banking and financial services through its operation as a commercial bank with offices in Wheaton and Glen Ellyn, Illinois. The Bank's primary activities include deposit services and commercial and retail lending. Interest income is also earned on investments in securities, federal funds sold, and short-term investments.

   Significant intercompany transactions and balances have been eliminated in consolidation. The 1999 financial statements include only the accounts of the Bank.

   Internal financial information is primarily reported and aggregated as one line of business.

   USE OF ESTIMATES: To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

   SECURITIES: Securities for which the Bank has the positive intent and ability to hold to maturity are reported amortized at cost.

   Securities are classified as available-for-sale when they might be sold before maturity. Securities available-for-sale are carried at fair value. Unrealized holding gains and losses on securities available-for-sale are reported in other comprehensive income. Gains and losses on the sale of securities available-for-sale are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Federal Home Loan Bank stock is carried at cost.

   LOANS AND LOAN INCOME: Loans are stated net of the allowance for loan losses and deferred origination fees and costs. Interest on loans is accrued over the term of the loan based on the amount of principal outstanding. Loan origination fees and costs are amortized over the loan term as a yield adjustment. When serious doubt exists as to the collectibility of a loan, the accrual of interest is discontinued, typically when the loan is impaired or when payments are past due over 90 days (180 days for residential mortgages). Payments received on such loans are reported as principal reductions.

   ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.
   Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

   A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

   PREMISES AND EQUIPMENT: Premises and equipment are stated at cost less accumulated depreciation. Premises and equipment are depreciated principally on the straight-line method over the estimated useful lives of the assets.

   STOCK COMPENSATION: Expense for compensation under stock option plans is based on Accounting Principles Board Opinion No. 25, with expense recognized only if options are granted below market price at the grant date. The pro forma effects on net income, including per share data, as if the fair value method of Statement of Financial Accounting

   Standards No. 123 were used for stock-based compensation are not material to the financial statements.

   INCOME TAXES: Income tax expense is the sum of the current year income tax due and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities, computed using enacted tax rates.

   STATEMENT OF CASH FLOWS: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, non-interest-bearing and interest-bearing amounts due from banks, and federal funds sold. Most federal funds are sold for one-day periods. Net cash flows are reported for customer loan, deposit, and repurchase agreement transactions.

   EARNINGS PER SHARE: Basic earnings per share equals net income divided by the weighted average number of shares outstanding during the year. Diluted earnings per share further assumes the dilutive effect of any additional potential shares, such as those issuable under stock options. Earnings per share is restated for the retroactive effects of stock splits and stock dividends, including the 2-for-1 stock split resulting from the merger of the Holding Company and the Bank in 2000.

   COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on securities available-for-sale, which are also recognized as a separate component of equity.

   DIVIDEND RESTRICTION: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Holding Company or by the Holding Company to shareholders.

   FAIR VALUE OF FINANCIAL INSTRUMENTS: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

   RECLASSIFICATIONS: Some items in the prior year financial statements have been reclassified to conform with the current year presentation.

   NEW ACCOUNTING PRONOUNCEMENT: Beginning January 1, 2001, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard on January 1, 2001 did not have a material effect on the Company's consolidated financial condition or results of operations.

   NOTE 2 - CASH AND CASH EQUIVALENTS
   ----------------------------------

   Cash and cash equivalents at December 31, 2000 include $5,690,000 of balances and federal funds due from M&I Bank.

   At year-end 2000, reserves of $929,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.

   NOTE 3 - SECURITIES
   -------------------

   The amortized cost and fair value of securities at year end are as follows:

                                                                                        2000
                                                          -----------------------------------------------------
                                                                               Gross            Gross
                                                            Amortized        Unrealized       Unrealized          Fair
                                                               Cost            Gains            Losses           Value
                                                           -----------      -----------      -----------      -----------
       Securities available-for-sale
               U.S. government agencies                      $ 29,501         $     47         $   (124)        $ 29,424
               States and political subdivisions                4,560               30               (2)           4,588
               Mortgage-backed                                  3,992               48                -            4,040
               Mutual funds                                     1,051                -               (5)           1,046
                                                             --------         --------         --------         --------
                                                             $ 39,104         $    125         $   (131)        $ 39,098
                                                             ========         ========         ========         ========
       Securities held-to-maturity
               States and political subdivisions             $  1,438         $      6         $     (1)        $  1,443
                                                             ========         ========         ========         ========

                                                                                        1999
                                                                -----------------------------------------------------
       Securities available-for-sale
               U.S. government agencies                      $ 29,439         $      -         $   (581)        $ 28,858
               States and political subdivisions                2,248                -              (38)           2,210
               Mutual funds                                     1,025                -              (24)           1,001
                                                             --------         --------         --------         --------
                                                             $ 32,712         $      -         $   (643)        $ 32,069
                                                             ========         ========         ========         ========
       Securities held-to-maturity
               States and political subdivisions             $  1,234         $      2         $     (9)        $  1,227
                                                             ========         ========         ========         ========

   Securities classified as "U.S. government agencies" in the tables above include notes issued by government-sponsored enterprises such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Bank, and Student Loan Marketing Association.

   Mutual funds held by the Company invest primarily in mortgage-backed securities.

   The amortized cost and fair values of securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

                                                                     Amortized             Fair
                                                                        Cost              Value
                                                                    ------------      -------------
       Securities available-for-sale
               Due in one year or less                                $  5,753            $  5,739
               Due after one year through five years                    24,331              24,268
               Due after five years through ten years                    1,954               1,978
               Due after ten years                                       2,023               2,027
               Mortgage-backed                                           3,992               4,040
               Mutual funds                                              1,051               1,046
                                                                      --------            --------
                                                                      $ 39,104            $ 39,098
                                                                      ========            ========
       Securities held-to-maturity
               Due in one year or less                                $    217            $    217
               Due after one year through five years                       820                 823
               Due after five years through ten years                      401                 403
                                                                      --------            --------
                                                                      $  1,438            $  1,443
                                                                      ========            ========

   Securities with a carrying value of approximately $25,767,000 and $8,235,000 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and Federal Home Loan Bank advances and for other purposes as required or permitted by law.

   Securities with a carrying value of approximately $25,744,000 were callable at December 31, 2000.

   Sales of securities were as follows:

                                  2000       1999
                                  ----       ----
        Proceeds                 $  247    $4,511
        Gross gains                   -         4
        Gross losses                  3         9

   NOTE 4 - LOANS
   --------------

   The Bank has a geographic concentration of loan and deposit customers within the Chicagoland area. Most loans are secured by specific items of collateral including commercial and residential real estate and other business and consumer assets. Commercial loans are expected to be repaid from cash flow from operations of businesses.

   Loans consisted of the following at year end:

                                              2000              1999
                                              ----              ----
    Real estate
         Commercial                       $ 36,177          $ 29,379
         Construction                        5,521             1,321
         Residential                        21,242            10,966
         Home equity                        20,916            16,432
                                          --------          --------
                Total real estate loans     83,856            58,098
    Commercial                              26,260            21,567
    Consumer                                 3,221             3,402
                                          --------          --------
                Total loans                113,337            83,067
    Deferred loan costs, net                    20                33
    Allowance for loan losses               (1,033)             (681)
                                          --------          --------
                Loans, net                $112,324          $ 82,419
                                          ========          ========


   Impaired loans at December 31, 2000 and 1999 were $612,000 and $184,000, respectively. A portion of the allowance for loan losses has been allocated to each impaired loan. The portion of the allowance for loan losses allocated to impaired loans at December 31, 2000 and 1999 was $309,000 and $92,000, respectively. The average balance of impaired loans during 2000 and 1999 was approximately $398,000 and $160,000, respectively. Interest income recognized on impaired loans in 2000 and 1999 was not material.

   Loans to executive officers and directors of the Bank and their affiliates totaled $1,058,000 and $909,000 at December 31, 2000 and 1999, respectively.

   Some financial instruments with off-balance-sheet risk are issued in the normal course of business to meet financing needs of its customers. These financial instruments include unused lines of credit, commitments to make loans, and standby letters of credit. These commitments to extend credit usually have expiration dates and may expire without being used. Exposure to credit loss in the event of nonperformance by the other parties to these financial instruments is represented by the contractual amount of the instruments, although material losses are not anticipated. The same credit policy is used to make such commitments as for on-balance-sheet items. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower and may include commercial and residential real estate and other business and consumer assets.

   The contract amounts of these financial instruments are summarized as follows at year end:

                                                                                     2000             1999
                                                                                     ----             ----
              Financial instruments whose contract amounts
                represent credit risk
                      Unused lines of credit                                      $ 27,233         $ 22,102
                      Commitments to make loans                                      3,170            4,485
                      Standby letters of credit                                        725            1,023

   The above financial instruments are primarily at variable interest rates.

   Activity in the allowance for loan losses is summarized below:

                                                                                    2000             1999
                                                                                    ----             ----
              Balance at beginning of year                                        $    681         $    560
              Provision for loan losses                                                365              265
              Charge-offs                                                              (13)            (149)
              Recoveries                                                                 -                5
                                                                                  --------         --------
                      Balance at end of year                                      $  1,033         $    681
                                                                                  ========         ========

   NOTE 5 - PREMISES AND EQUIPMENT
   -------------------------------

   Premises and equipment consisted of the following at year end:

                                                                                    2000             1999
                                                                                    ----             ----
              Land                                                                $  1,095         $  1,095
              Buildings                                                              3,324            3,178
              Furniture and equipment                                                1,455            1,260
                                                                                  --------         --------
                      Total cost                                                     5,874            5,533
              Accumulated depreciation                                                (862)            (560)
                                                                                  --------         --------
                      Net book value                                              $  5,012         $  4,973
                                                                                  ========         ========

   NOTE 6 - DEPOSITS
   -----------------

   At December 31, 2000, scheduled maturities of certificates of deposits are as follows:

             2001           $36,489
             2002             2,846
             2003             1,331
             2004               235
             2005               604
                            -------
                            $41,505
                            =======


   NOTE 7 - ADVANCES FROM THE FEDERAL HOME LOAN BANK
   -------------------------------------------------

   Advances from the Federal Home Loan Bank of Chicago (FHLB) were as follows at year end:

                                                                           2000           1999
                                                                           ----           ----
              Fixed rate advance at 7.47%, maturing May 17, 2001         $  2,700         $     -
              Fixed rate advance at 6.30%, maturing June 6, 2002            2,000               -
              Variable rate open line of credit (6.24% at
              December 31, 2000)                                            8,600               -
              Fixed rate advance at 6.01%, maturing May 12, 2000               -            3,000
              Fixed rate advance at 5.97%, maturing June 13, 2000              -            2,500
                                                                          -------         -------
                                                                          $13,300         $ 5,500
                                                                          =======         =======

                                                             -40-





   NOTE 8 - NOTES PAYABLE
   ----------------------

   Notes payable consist of the following at year-end 2000:

              Line of credit for $3,000; maturing on December 19, 2001;
              interest due monthly at the 30-day LIBOR plus 175 basis
              points; secured by all common stock of the Bank                             $  1,000

              Unsecured revolving line of credit for $60; maturing August 1,
              2001; interest due quarterly at prime                                             60

              Subordinated debt, unsecured, maturing May 7, 2005; interest due
              quarterly at prime less 12.5 basis points                                      1,000
                                                                                           -------
                                                                                           $ 2,060
                                                                                           =======

   The $3,000,000 line of credit is extended to the Holding Company and includes the following covenants: (1) the Bank shall at all times be well capitalized; (2) the Bank shall generate net income of at least $750,000 for 2000 and 2001; and (3) the Bank shall maintain a ratio of non-performing loans divided by total loans not to exceed 2%. The Company complied with these covenants at December 31, 2000.

   The $60,000 line of credit is also a Holding Company obligation.


   NOTE 9 - STOCKHOLDERS' EQUITY
   -----------------------------

   Common stock as of year end consists of the following:


                                                                                    2000             1999
                                                                                    ----             ----
              Shares authorized                                                    900,000          460,000
              Shares issued and outstanding                                        677,178          337,674
              Par value                                                           $      -         $   8.33

     A summary of common stock shares issued and outstanding follows:

                                                                                    2000             1999
                                                                                    ----             ----
              Shares outstanding, beginning of year                                337,674         276,724
              Issuance of shares for cash                                                -          60,000
              Effect of Holding Company formation and
                exchange of two Holding Company shares
                for each Bank share                                                337,674              -
              Exercise of stock options                                              1,830             950
                                                                                  --------        --------
                      Shares outstanding, end of year                              677,178         337,674
                                                                                  ========        ========

                                                             -41-





   NOTE 10 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS
   --------------------------------------------------------------------

   The consolidated Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies.
   Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

   The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If undercapitalized, capital distributions are limited, as are asset growth and expansion, and plans for capital restoration are required. The minimum requirements are:

                                Capital to Risk-
                                Weighted Assets
                                ----------------
                                                             Tier 1
                                                           Capital to
                                Total       Tier 1       Average Assets
                                -----       ------       --------------
    Well capitalized             10%          6%               5%
    Adequately capitalized        8           4                4
    Undercapitalized              6           3                3

   The actual capital levels and minimum required levels for the consolidated Company and the Bank were as follows at December 31:

                                                                                    Minimum for            Minimum to
                                                                                 Capital Adequacy            Be Well
                                                                Actual               Purposes              Capitalized
                                                                ------            ---------------          -----------
                                                           Amount      Ratio     Amount     Ratio      Amount       Ratio
                                                           ------      -----     ------     -----      ------       -----
       2000
       ----
       Total capital (to risk-weighted assets)
           Consolidated Company                             $12,168      9.8%     $9,915       8.0%     $12,394       10.0
           Bank                                              13,214     10.7       9,915       8.0       12,394       10.0
       Tier 1 capital (to risk-weighted assets)
           Consolidated Company                              10,135      8.2       4,957       4.0        7,437        6.0
           Bank                                              11,181      9.0       4,957       4.0        7,437        6.0
       Tier 1 capital (to average assets)
           Consolidated Company                              10,135      6.3       6,395       4.0        7,994        5.0
           Bank                                              11,181      7.1       6,395       4.0        7,994        5.0


                                                             -42-





       1999
       ----
       (Bank only)
       Total capital (to risk-weighted assets)               $9,777      9.9%     $7,865       8.0%      $9,832       10.0%
       Tier 1 capital (to risk-weighted assets)               9,096      9.2       3,933       4.0        5,897        6.0
       Tier 1 capital (to average assets)                     9,096      7.1       5,145       4.0        6,433        5.0

   Banking regulations and the Holding Company's debt agreement limit the amount of dividends the Bank can pay. Dividends from the Bank are the Holding Company's primary source of cash. At December 31, 2000, approximately $900,000 of the Bank's retained earnings are available to pay dividends to the Holding Company without prior approval from the banking regulators and the Holding Company's lender.

   At December 31, 2000, the Bank was categorized by its regulators as well capitalized per the regulatory criteria discussed above.
   Management is not aware of any conditions or events since the most recent notification that would change the Bank's category at December 31, 2000.


   NOTE 11 - PROFIT SHARING PLAN
   -----------------------------

   The Company's profit sharing plan covers substantially all employees. The plan includes a 401(k) feature. Contributions to the plan are determined at the discretion of the Board of Directors. Profit sharing expense was $111,000 and $71,000 in 2000 and 1999, respectively.


   NOTE 12 - INCOME TAXES
   ----------------------

   Income tax expense consists of the following:

                                                 2000          1999
                                                 ----          ----
      Currently payable (refundable) tax
         Federal                                $  680         $  232
         State                                      86             (2)
      Deferred tax (benefit)                      (165)           144
                                                ------         ------
         Income tax expense                     $  601         $  374
                                                ======         ======

   Income tax expense differs from federal statutory rates applied to financial statement income due to the following:

                                                 2000          1999
                                                 ----          ----
      Federal statutory rate times
        financial statement income
        before income taxes                     $  573         $  347
      Effect of
         Tax-exempt income, net of non-
           deductible interest expense             (60)           (31)
         State income tax, net of
           federal benefit                          33             15
         Other items, net                           55             43
                                                ------         ------
         Income tax expense                     $  601         $  374
                                                ======         ======

   Year-end deferred tax assets and liabilities were due to the following:

                                                 2000          1999
                                                 ----          ----
      Deferred tax assets
         Allowance for loan losses              $  357         $  221
         Deferred compensation                      76             88
         Net unrealized losses on
           securities available-for-sale             2            249
                                                ------         ------
              Total                                435            558
      Deferred tax liabilities
         Accumulated depreciation                  128            127
         Deferred loan fees                         18             19
         Accrual to cash basis adjustments         225            285
         Other                                      55             36
                                                ------         ------
              Total                                426            467
                                                ------         ------
      Net deferred tax assets                   $    9         $   91
                                                ======         ======

   NOTE 13 - EARNINGS PER SHARE
   ----------------------------

   The factors used in the earnings per common share computation follow:

                                                  2000           1999
                                                  ----           ----
      Basic
         Net income                             $  1,084       $    648
                                                ========       ========
         Weighted average common shares
           outstanding                           677,084        594,872
                                                ========       ========
         Basic earnings per share               $   1.60       $   1.09
                                                ========       ========
      Diluted
         Net income                             $  1,084       $    648
                                                ========       ========
         Weighted average common shares
           outstanding for basic earnings
           per share                             677,084        594,872
         Add:  Dilutive effects of
           assumed exercise of stock
           options                                 3,972          3,226
                                                --------       --------
         Average shares and dilutive
         potential common shares                 681,056        598,098
                                                ========       ========
         Diluted earnings per share             $   1.59       $   1.08
                                                ========       ========


   NOTE 14 - STOCK OPTIONS
   -----------------------

   In 1996, the Bank adopted a nonqualified stock option plan (the Plan) to reward senior officers and directors and provide them with an additional equity interest. The Plan was amended in 1999. All share data has been adjusted to reflect the 2-for-1 stock split in 2000 upon consummation of the internal reorganization in 2000.

   Under terms of the Plan, options for 19,000 shares of Bank common stock were authorized for grant in 1996. Options on 13,000 additional shares were authorized in 1999. Options cannot be granted at exercise prices less than the fair market value of the stock at the grant date. Options granted under the Plan vest incrementally over periods of 5 to 10 years. The options also vest when the recipient attains age 72 or in the event of a change of control (as defined). The term of each option is ten years.

   A summary of the activity in the stock option plan follows:

                                                                           2000                         1999
                                                                           ----                         ----
                                                                               Weighted                        Weighted
                                                                                Average                        Average
                                                                               Exercise                        Exercise
                                                                 Shares          Price          Shares          Price
                                                                 ------        --------         ------         --------
       Outstanding at beginning of year                          20,710       $  15.18          13,610          $ 11.96
       Granted                                                    4,400          23.18           9,000            19.35
       Exercised                                                 (1,830)         12.20          (1,900)           11.92
       Forfeited                                                 (2,380)         19.28               -
                                                               --------                       --------
       Outstanding at end of year                                20,900          16.65          20,710            15.18
                                                               ========                       ========
       Weighted-average fair value of options granted
         during year                                            $   5.73                      $   4.49

   Options outstanding at December 31, 2000 were as follows:

                                                            Weighted
                                                             Average
                                                            Remaining
                        Outstanding      Exercisable       Contractual
     Exercise Price       Options          Options        Life in Years
     --------------     -----------      -----------      -------------
         $11.67              7,800             6,050           5.5
         $13.25              2,210               670           5.5
         $18.75              3,240               720           8.8
         $20.00              3,250               120           9.0
         $21.00              2,000                --           9.1
         $25.00              2,400                --           9.8
                            ------             -----
                            20,900             7,560           9.4
                            ======             =====


   The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date:

                                                2000             1999
                                                ----             ----
         Risk-free interest rate                 6.29%            5.07%
         Expected option life                  5 years          5 years
         Dividend yield                           .44%             .50%


   The pro forma effects of stock option awards, using the fair value accounting method prescribed in Statement of Financial Accounting Standards No. 123, were less than 2% of net income in 2000 and 1999. The pro forma effects may increase in the future if more options are granted.

   NOTE 15   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
   ---------------------------------------------------------------

   The approximate carrying amount and estimated fair value of financial instruments at year-end is as follows:

                                                              ---------2000---------          ---------1999---------
                                                                       ----                            ----
                                                                Carrying         Fair          Carrying             Fair
                                                                  Value          Value           Value             Value
                                                                --------         -----         --------            -----
         Financial assets
           Cash and cash equivalents                            $  7,910       $  7,910         $13,724           $13,724
           Securities available-for-sale                          39,098         39,098          32,069            32,069
           Securities held-to-maturity                             1,438          1,443           1,234             1,227
           Loans receivable, net                                 112,324        111,889          82,419            82,160
           Federal Home Loan Bank stock                              685            685             287               287
           Accrued interest receivable                             1,224          1,224             954               954

         Financial liabilities
           Demand, money market, and savings deposits             97,854         97,854          89,905            89,905
           Time deposits                                          41,505         41,678          31,339            30,892
           Advances from Federal Home Loan Bank                   13,300         12,984           5,500             5,500
           Notes payable                                           2,060          2,060              --                --
           Accrued interest payable                                  391            391             210               210

   The methods and assumptions used to estimate fair value are described as follows:

   Carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable and payable, deposits due on demand, and variable rate loans, deposits, notes payable, and FHLB advances. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans and time deposits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of fixed rate FHLB advances is based on current rates for similar financing. The fair value of off-balance-sheet items, which is based on the current fees or cost that would be charged to enter into or terminate such arrangements, is immaterial.

   While the above estimates are based on management's judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of these items on the respective dates, the fair values would have been achieved, because the market value may differ depending on the circumstances. The estimated fair values at year-end should not necessarily be considered to apply at subsequent dates.

   In addition, other assets and liabilities that are not financial instruments, such as premises and equipment, are not included in the above disclosures. Also, nonfinancial instruments typically not recognized on the balance sheet may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposits, the trained workforce, customer goodwill, and similar items.


   NOTE 16 - OTHER COMPREHENSIVE INCOME (LOSS)
   -------------------------------------------

   Other comprehensive income (loss) components and related taxes were as follows.

                                                      2000      1999
                                                      ----      ----
      Unrealized holding gains (losses) on
        available-for-sale securities                $  634     $ (752)
      Reclassification adjustments for gains
        and losses later recognized in income             3          5
      Net unrealized gains and losses                  (247)       289
                                                     -------    ------
      Tax effect                                        637       (747)
                                                     -------    ------
         Other comprehensive income (loss)           $  390     $ (458)
                                                     =======    ======


   NOTE 17 - CONTINGENCIES
   -----------------------

   From time to time, the Company is involved in legal actions arising in the ordinary course of business. Management believes that the ultimate liability from such actions, if any, will not have a material effect on the financial condition of the Company.

   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   NONE.

                                  PART III


   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                                         DIRECTORS OF THE ISSUER
                                                                                                            DIRECTOR
                                           NAME AND BACKGROUND                                                SINCE
                                           -------------------                                              --------
      William F. Behrmann, age 57, has been co-owner and Vice-President of McChesney & Miller,
      Inc., located in Glen Ellyn, Illinois (a grocery store and market) since October 1959 . . .             1994

      H. David Clayton, DVM, age 61, has been a veterinarian and President of Glen Ellyn Animal
      Hospital, located in Glen Ellyn, Illinois (a veterinary medical and surgery clinic) since
      May 1966  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1994

      Raymond A. Dieter, Jr., MD, age 66, has been a surgeon with the Glen Ellyn (DuPage) Medical
      Group, located in Glen Ellyn, Illinois (a surgery and health care clinic) since 1969.  Dr.
      Dieter has also been President of the Center for Surgery, located in Glen Ellyn, Illinois
      (an outpatient and surgery clinic) since 1962 . . . . . . . . . . . . . . . . . . . . . . .             1994

      Donald H. Fischer, age 64, has been Chairman, President and Chief Executive Officer of
      Community Financial Shares, Inc., located in Glen Ellyn, Illinois (a bank holding company)
      since July, 2000.  Mr. Fischer has also been Chairman, President and Chief Executive
      Officer of Community Bank-Wheaton/Glen Ellyn, located in Wheaton, Illinois and Glen Ellyn
      Illinois (an Illinois state-chartered bank) since March 1994  . . . . . . . . . . . . . . .             1994

      Harold W. Gaede, age 71, has been the owner and President of Gaede's, Inc. located in
      Wheaton, Illinois (a chain of retail stores) since March 1954 . . . . . . . . . . . . . . .             1994

      Joseph S. Morrissey, DDS, age 61, has been a dentist and has owned and operated Dental
      Health of Wheaton, located in Wheaton, Illinois (a dental clinic) since 1978  . . . . . . .             1994

      John M. Mulherin, age 58, has been a partner and President of Mulherin, Rehfeldt &
      Varchetto P.C., Attorneys at Law, located in Wheaton, Illinois (a partnership engaged in
      the practice of law) since 1991 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1995

      E. Lawrence Young, age 72, has been the owner and Chairman of Young's Appliance, located in
      Glen Ellyn, Illinois (a retail store) since 1960  . . . . . . . . . . . . . . . . . . . . .             1994

                      EXECUTIVE OFFICERS OF THE ISSUER

    Name                    Age Present Position with the Company
    ----                    --- ---------------------------------
    Donald H. Fischer       64  Chairman, President and Chief Executive
                                Officer

    Mark S. Daniels         39  Senior Vice President, Secretary and
                                Chief Financial Officer

    Christopher P. Barton   42  Senior Vice President, Assistant
                                Secretary and Chief Accounting Officer


   Donald H. Fischer has been Chairman, President and Chief Executive Officer of Community Financial Shares, Inc. since July 2000. Mr. Fischer has also been Chairman, President and Chief Executive Officer of Community Bank-Wheaton/Glen Ellyn since March 1994.

   Mark S. Daniels has been Senior Vice President of Community Financial Shares, Inc. since July 2000. Mr. Daniels has also been Senior Vice President and Secretary of Community Bank-Wheaton/Glen Ellyn since October 1994.

   Christopher P. Barton has been Senior Vice President of Community Financial Shares, Inc. since July 2000. Mr. Barton has also been Senior Vice President and Assistant Secretary of Community Bank-Wheaton/Glen Ellyn since October 1998. Prior thereto, he was Branch President/First Vice President of The First National Bank of Chicago from June 1994 until October 1998.

   ITEM 10.  EXECUTIVE COMPENSATION

   SUMMARY
   -------

   The following table shows the compensation of the Company's Chief Executive Officer and the two other most highly compensated officers during 2000 (the "Named Officers") for the fiscal years ended December 31, 2000, 1999 and 1998.

                               SUMMARY COMPENSATION TABLE

                                                                                           Long-Term
                                                                                          Compensation
                                                                                          ------------
                                                           Annual Compensation               Awards
                                                           -------------------               ------
      Name and Principal                                                                   Securities         All Other
      Positions as of                                   Salary             Bonus           Underlying        Compensation
      December 31, 2000                   Year           ($)                ($)           Options (#)           ($)(1)
      -----------------                   ----          ------             -----          -----------        ------------
      Donald H. Fischer,                  2000        $162,300            $24,308               0              $19,512
      Chairman, President & Chief         1999         148,370             30,000               0               18,188
      Executive Officer                   1998         135,600             23,800               0               12,910

      Mark S. Daniels, Senior             2000         $85,800            $11,813               0              $ 9,940
      Vice President, Secretary           1999          78,000             11,115               0                8,745
      and Chief Financial Officer         1998          73,500             12,128               0                7,322

      Christopher P. Barton,              2000         $89,800            $12,847               0              $10,765
      Senior Vice President,              1999          85,500            $14,236           2,200                    0
      Assistant Secretary and Chief
      Accounting Officer

     -------------------------
     (1)      The compensation reported represents Company contributions to the Company's Profit Sharing Plan and the
     Company's Pension Plan.  For 2000, the Company's contributions were as follows:  Mr. Fischer - $13,562 profit sharing and $5,950 pension; Mr. Daniels - $6,427 profit sharing and $3,513 pension; and Mr. Barton - $7,082 profit sharing and
     $3,683 pension.

   OPTION GRANTS IN 2000
   ---------------------

   In 2000, the Company did not grant any options to any Named
   Officer to purchase common stock under the Community Bank-Wheaton/Glen Ellyn Non-Qualified Stock Option Plan (the "Option Plan").

   OPTION EXERCISES IN 2000
   ------------------------

   The table below sets forth certain information for fiscal year
   2000 concerning the exercise of options to purchase shares of common stock granted under the Option Plan by each of the Named Officers and the value of unexercised options granted under the Option Plan held by each of the Named Officers as of December 31, 2000.

                                                        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                                                      YEAR-END OPTION VALUES

                                                                        Number of Securities            Value of Unexercised
                                                                       Underlying Unexercised               In-the-Money
                                                                             Options at                      Options at
                                      Shares           Value            Fiscal Year-End (#)            Fiscal Year-End ($)(2)
                                   Acquired on       Realized         -----------------------          ----------------------
       Name                       Exercise (#)       ($)(1)       Exercisable      Unexercisable      Exercisable      Unexercisable
       ----                       ------------       --------     -----------      -------------      -----------      -------------
       Donald H. Fischer              500          $6,667.50          200                600            $ 2,667           $ 8,001
       Mark S. Daniels                  0                  0          830              1,370             11,005            18,079
       Christopher P. Barton            0                  0          200              2,000              1,250            12,500
     ------------------------
     (1)      Represents the difference between the price of the common stock on the date of the exercise and the option exercise price multiplied by the number of shares acquired on exercise.
     (2)      Represents the difference between $25.00 (the price of the common stock on December 31, 2000) and the option exercise price multiplied by the number of shares of common stock covered by the options held.

   COMPENSATION OF DIRECTORS
   -------------------------

   Directors of the Company who are not also employees of the Company are paid $450 fee for each Board meeting attended. Last year the Board of Directors met 14 times. Non-employee directors of the Company are eligible to receive options to purchase shares of common stock under the Option Plan. Under the Option Plan, each non-employee director received an automatic grant of an option to purchase 1,500 shares of common stock at the time he or she was first elected or appointed as a director of the Company. All options are granted at the market value of the common stock on the date of the grant and become exercisable in annual cumulative installments, commencing one year from the date of grant, with full vesting occurring on the fifth anniversary of the date of grant.
   The non-employee directors of the Comany may also participate in a director's retainer retirement program. This program provides each director with 10 annual payments beginning at age 75. The amount of the annual benefit varies based on the number of years each director has served on the Company's board.

   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

   As of March 1, 2001, the Company had approximately 677,978 shares of common stock issued and outstanding and held by approximately 471 holders of record.

        (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.
             ------------------------------------------------

   The Company knows of no persons or groups which are beneficial owners of more than five percent of the outstanding common stock.

        (b)  SECURITY OWNERSHIP OF MANAGEMENT.
             ---------------------------------

   The following table indicates, as of March 1, 2000, the number of shares of common stock beneficially owned by each director of the Company, the Named Officers of the Company, and all directors and executive officers of the Company as a group.

                                                                              Common Stock Beneficially
                                                                               Owned on March 1, 2001
                                                                      ----------------------------------------
                                                                    Number of              Percent of Common Stock
     Name of Beneficial Owner                                        Shares                      Outstanding
     ------------------------                                       ---------              -----------------------
     William F. Behrmann . . . . . . . . . . . . . . . . .           3,398(1)                         *
     H. David Clayton, DVM . . . . . . . . . . . . . . . .          12,066(2)                        1.8%
     Raymond A. Dieter, Jr., MD  . . . . . . . . . . . . .           3,790(1)                         *
     Donald H. Fischer . . . . . . . . . . . . . . . . . .          23,620(1)                        3.5%
     Harold Gaede  . . . . . . . . . . . . . . . . . . . .           4,026(1)(3)                      *
     Joseph S. Morrissey, DDS  . . . . . . . . . . . . . .          16,594(1)(4)                     2.4%
     John M. Mulherin  . . . . . . . . . . . . . . . . . .           3,368(1)(5)                      *
     E. Lawrence Young . . . . . . . . . . . . . . . . . .           3,560(1)                         *
     Mark S. Daniels . . . . . . . . . . . . . . . . . . .           1,330(1)(6)                      *
     Christopher P. Barton . . . . . . . . . . . . . . . .           6,930(1)                        1.0%
     All Directors and Executive Officers as a
       Group (10 Persons)  . . . . . . . . . . . . . . . .          78,682                          11.5%

     ------------------------
     *        Represents less than 1% of the Company's outstanding stock .

     (1)      Includes shares issuable pursuant to stock options currently exercisable within 60 days of March 1, 2001 as follows:  Mr. Behrmann, 900 shares;  Dr. Dieter, 300 shares;  Mr. Fischer, 800 shares;  Mr. Gaede, 600 shares;  Dr. Morrissey, 300 shares;  Mr. Mulherin, 900 shares;  Mr. Young, 300 shares;  Mr. Daniels, 830 shares;  Mr. Barton, 400 shares.

     (2)      Includes 3,806 shares held in joint tenancy over which Dr. Clayton has shared investment and voting power.

     (3)      Includes 3,426 shares held in a trust of which Mr. Gaede is trustee.


                                                             -54-





     (4)      Includes 14,448 shares held in joint tenancy over which Dr. Morrissey has shared investment and voting power.

     (5)      Includes 266 shares held in joint tenancy over which Mr. Mulherin has shared investment and voting power.

     (6)      Includes 500 shares held in joint tenancy over which Mr. Daniels has shared investment and voting power.

        (c)  CHANGES IN CONTROL.
             -------------------

   Management of the Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The eight directors of the Company are all partners in Lakeside Partners Partnership (the "Partnership"), which is the titleholder to a parcel of property adjacent to, and immediately east of the Bank's Glen Ellyn, Illinois facility. The Partnership purchased this property in 1999 for $525,000 for the purpose of holding it until the property could be acquired by the Bank. The Partnership intends to sell the property to the Bank at its fair market value at some future date. To date, no agreement regarding the sale of this property has been reached. The transaction will be subject to the appropriate regulatory review, and the fair market value of the property will be determined by an independent appraisal of the property.

























                                    -55-





   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  EXHIBITS:
   --------------

        (i)  Financial Statements:

        The following financial statements are submitted herewith in response to Part II Item 8:

        Consolidated Balance Sheets as of December 31, 2000 and 1999. Consolidated Statements of Income for the years ended
          December 31, 2000 and 1999.
        Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000 and 1999.
        Consolidated Statements of Cash Flows for the years ended
          December 31, 2000 and 1999.

        (ii) The list of exhibits may be found on page 59 of this document.

   (b)  REPORTS ON FORM 8-K
   ------------------------

   The registrant has not filed any reports on Form 8-K for the quarter ended December 31, 2000.



























                                    -56-





                                 SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 COMMUNITY FINANCIAL SHARES, INC.
                                 Issuer

                                 By   /s/ Donald H. Fischer
                                      ------------------------------

                                 Date March 30, 2001
                                      -------------------------------

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

     Signature                                                   Title
     ---------                                                   -----
     /s/ Donald H. Fischer                              Chairman of the Board, President and Chief
     ---------------------------                        Executive Officer
     Donald H. Fischer                                  (Principal Executive Officer)


     /s/ Mark S. Daniels                                Senior Vice President, Secretary and Chief
     ---------------------------                        Financial Officer
     Mark S. Daniels                                    (Principal Financial Officer)


     /s/ Christopher P. Barton                          Senior Vice President, Assistant Secretary
     ---------------------------                        and Chief Accounting Officer
     Christopher P. Barton                              (Principal Accounting Officer)


     /s/ William F. Behrmann                            Director
     ---------------------------
     William F. Behrmann


     /s/ H. David Clayton                               Director
     ---------------------------
     H. David Clayton





                                                             -57-





     /s/ Raymond A. Dieter, Jr.                         Director
     ---------------------------
     Raymond A. Dieter, Jr.


     /s/ Harold W. Gaede                                Director
     ---------------------------
     Harold W. Gaede


     /s/ Joseph S. Morrissey                            Director
     ---------------------------
     Joseph S. Morrissey


     /s/ John H. Mulherin                               Director
     ---------------------------
     John H. Mulherin


     /s/ E. Lawrence Young                              Director
     ---------------------------
     E. Lawrence Young





























                                    -58-





                               EXHIBITS INDEX


                                              Exhibit
                                              Number      Exhibit
                                              -------     -------
       Item 3.         Articles of            3.1         Certificate of Incorporation of Community Financial Shares,
                       Incorporation                      Inc. (incorporated by reference to Annex B to the Company's
                       and By-Laws                        Registration Statement on Form S-4, File No. 333-46622, filed
                                                          September 26, 2000).

                                              3.2         Bylaws of Community Financial Shares, Inc. (incorporated by reference to Annex B to the Company's Registration Statement on
                                                          Form S-4, File No. 333-46622, filed September 26, 2000).

       Item 4.         Instruments defining   4.1         Certificate of Incorporation of Community Financial Shares,
                       the rights of                      Inc., is included in Item 3.1.
                       security holders,
                       including indentures

                                              4.2         Bylaws of Community Financial Shares, Inc., is included in Item
                                                          3.2

                                             *4.3         Community Bank - Wheaton/Glen Ellyn Non-Qualified Stock Option
                                                          Plan, effective April 29, 1999.


       Item 10.        Material Contracts     *10         Form of Community Bank Directors Retirement Plan, as executed by each Director of the Company.


       Item 21.        Subsidiaries of the    *21         Subsidiaries of the Company.
                       Issuer

         *    Exhibit filed herewith.




















                                    -59-