Form 10QSB
period 2001-03-31
COMMUNITY FINANCIAL SHARES INC
filed 2001-05-15
CIK 1123735

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                for the Quarterly Period Ended March 31, 2001


                      Commission File Number 333-46622

                       COMMUNITY FINANCIAL SHARES INC.

           (Exact name of registrant as specified in its charter)

                DELAWARE                           36-4387843
    (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)           Identification No.)


                             357 Roosevelt Road
                            Glen Ellyn, IL 60137
                  (Address of principal executive offices)
                                 (Zip Code)

                               (630) 545-0900
            (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                  Yes /x/                       No /  /

        Number of shares of Common Stock outstanding as of May 8, 2001:
        678,448

        Transitional Small Business Disclosure Format (check one):

                  Yes /  /                      No /x/


   PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements


                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    March 31, 2001 and December 31, 2000
                               (In thousands)
                                 (Unaudited)
   __________________________________________________________________________________________________________

                                                                         March 31,      December 31,
                                                                           2001             2000
                                                                           ----             ----
      ASSETS
      Cash and due from banks                                           $   7,062        $   5,258
      Federal funds sold                                                   14,903            2,652
                                                                        ---------        ---------
           Cash and cash equivalents                                       21,965            7,910
      Securities available-for-sale                                        22,818           39,098
      Securities held-to-maturity                                               -            1,438
      Loans, less allowance for loan losses of $1,080 and $1,033
           in 2001 and 2000, respectively                                 115,199          112,324
      Federal Home Loan Bank stock                                            698              685
      Premises and equipment, net                                           4,950            5,012
      Interest receivable and other assets                                  1,158            1,446
                                                                        ---------        ---------
         Total assets                                                   $ 166,788        $ 167,913
                                                                        =========        =========
      LIABILITIES AND STOCKHOLDERS' EQUITY
      Deposits
           Non-interest-bearing demand                                  $  21,827        $  20,521
           NOW                                                             20,496           22,082
           Money market                                                    25,585           20,519
           Savings                                                         36,521           34,732
           Time                                                            44,046           41,505
                                                                        ---------        ---------
                Total deposits                                            148,475          139,359
      Federal Home Loan Bank advances                                       4,700           13,300
      Notes payable                                                         2,000            2,060
      Interest payable and other liabilities                                  997            3,063
                                                                        ---------        ---------
           Total liabilities                                              156,172          157,782
      Stockholders' equity
           Common stock                                                         -                -
           Paid-in capital                                                  8,065            8,045
           Retained earnings                                                2,329            2,090
           Accumulated other comprehensive income (loss)                      222               (4)
                                                                        ---------        ---------
           Total stockholders' equity                                      10,616           10,131
                                                                        ---------        ---------
           Total liabilities and stockholders' equity                   $ 166,788        $ 167,913
                                                                        =========        =========
     __________________________________________________________________________________________________________
     See accompanying notes to condensed consolidated financial statements.


                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 Three months ended March 31, 2001 and 2000
                    (In thousands, except per share data)
                                 (Unaudited)
   __________________________________________________________________________________________________________
                                                                                  2001       2000
                                                                                  ----       ----
      Interest income
           Loans                                                                $ 2,357    $ 1,806
           Securities                                                               477        549
           Federal funds sold                                                        79         51
                                                                                -------    -------
                Total interest income                                             2,913      2,406
      Interest expense
           Deposits                                                               1,387      1,043
           Federal Home Loan Bank advances                                          201         86
           Notes payable                                                             40          -
           Federal funds purchased and repurchase agreements                          3          3
                                                                                -------    -------
                Total interest expense                                            1,631      1,132
                                                                                -------    -------
      NET INTEREST INCOME                                                         1,282      1,274
      Provision for loan losses                                                      67         75
                                                                                -------    -------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                         1,215      1,199
      Noninterest income
           Service charges on deposit accounts                                       99         74
           Other service charges and fees                                           142         80
           Gain on sales of securities, net                                           2          -
                                                                                -------    -------
                Total noninterest income                                            243        154
      Noninterest expense
           Salaries and employee benefits                                           585        504
           Occupancy and equipment expense                                          168        131
           Data processing                                                           90        105
           Advertising and marketing                                                 41         32
           Other operating expenses                                                 232        207
                                                                                -------    -------
                Total noninterest expense                                         1,116        979
                                                                                -------    -------
      INCOME BEFORE INCOME TAXES                                                    342        374
      Income tax expense                                                             85        137
                                                                                -------    -------
      NET INCOME                                                                $   257    $   237
                                                                                =======    =======
      Basic earnings per share                                                     $.38       $.35
      Diluted earnings per share                                                    .38        .35


     __________________________________________________________________________________________________________
     See accompanying notes to condensed consolidated financial statements.


          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 Three months ended March 31, 2001 and 2000
                    (In thousands, except per share data)
                                 (Unaudited)

   ___________________________________________________________________________________________________________________

                                                                                          Accumulated
                                                                                         Other Compre-
                                                                                            hensive          Total
                                                   Common       Paid-in     Retained        Income       Stockholders'
                                                   Stock        Capital     Earnings        (Loss)           Equity
                                                   ------       -------     --------         -----           ------
      Balance at January 1, 2000              $   2,814        $  5,209     $   1,074     $   (394)        $  8,703
      Comprehensive income
         Net income                                   -               -           237            -              237
         Unrealized loss on securities
            available-for-sale, net of tax            -               -             -          (69)             (69)
                                                                                                           --------
                Total comprehensive income            -               -             -            -              168
      Cash dividends ($.025 per share)                -               -           (17)           -              (17)
      Exercise of stock options                       8              14             -            -               22
                                               --------        --------      --------      -------         --------
      Balance at March 31, 2000                $  2,822        $  5,223      $  1,294     $   (463)        $  8,876
                                               ========        ========      ========     ========         ========
      Balance at January 1, 2001               $      -        $  8,045      $  2,090     $     (4)        $ 10,131
      Comprehensive income
         Net income                                   -               -           257            -              257
         Transfer of securities held-to-
             maturity to available-for-sale,
             net of tax effects                       -               -             -            5                5
         Unrealized gain on securities
             available-for-sale, net of tax           -               -             -          221              221
                                                                                                           --------
                  Total comprehensive income          -               -             -            -              483
      Cash dividends ($.025 per share)                -               -           (18)           -              (18)
      Exercise of stock options                       -              20             -            -               20
                                               --------        --------      --------     --------         --------
      Balance at March 31, 2001                $      -        $  8,065      $  2,329     $    222         $ 10,616
                                               ========        ========      ========     ========         ========

     ___________________________________________________________________________________________________________________
     See accompanying notes to condensed consolidated financial statements.



               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three months ended March 31, 2001 and 2000
                               (In thousands)
                                 (Unaudited)

   ______________________________________________________________________________________________________________

                                                                                        2001               2000
                                                                                        ----               ----
      CASH FLOWS FROM OPERATING ACTIVITIES
           Net income                                                                 $    257          $    237
           Adjustments to reconcile net income to net cash from
                 operating activities
                     Gain on sales of securities, net                                       (2)                -
                     Depreciation                                                           86                69
                     Provision for loan losses                                              67                75
                     Federal Home Loan Bank stock dividend                                 (13)                -
                     Decrease in interest receivable and other assets                      146                36
                     Increase in interest payable and other liabilities                     49                78
                                                                                      --------          --------
                          Net cash from operating activities                               590               495
      CASH FLOWS FROM INVESTING ACTIVITIES
           Purchases of securities available-for-sale                                   (3,779)           (3,469)
           Maturities, calls, and prepayments of securities
                available-for-sale                                                      18,701                20
           Sales of securities available-for-sale                                        1,051                 -
           Purchases of securities held-to-maturity                                          -              (285)
           Net increase in loans                                                        (2,942)           (9,887)
           Premises and equipment expenditures                                             (24)             (139)
                                                                                      --------          --------
                Net cash from investing activities                                      13,007           (13,760)
      CASH FLOWS FROM FINANCING ACTIVITIES
           Increase in deposits                                                          9,116             5,029
           Repayment of Federal Home Loan Bank advances                                 (8,600)                -
           Repayment of notes payable                                                      (60)                -
           Exercise of stock options                                                        20                22
           Dividends paid                                                                  (18)              (17)
                                                                                      --------          --------
                Net cash from financing activities                                         458             5,034
                                                                                      --------          --------
      Net change in cash and cash equivalents                                           14,055            (8,231)
      Cash and cash equivalents at beginning of period                                   7,910            13,724
                                                                                      --------          --------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 21,965          $  5,493
                                                                                      ========          ========


     ____________________________________________________________________________________________________________
     See accompanying notes to condensed consolidated financial statements.

                      COMMUNITY FINANCIAL SHARES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 2001
              (In thousands of dollars, except per share data)
                                 (Unaudited)
   ______________________________________________________________________

   NOTE 1 - BASIS OF PRESENTATION

   The condensed consolidated financial statements include the accounts of Community Financial Shares, Inc. (the Holding Company) and its wholly owned subsidiary, Community Bank - Wheaton/Glen Ellyn (the
   Bank), together referred to herein as "the Company."

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

   Significant intercompany transactions and balances have been eliminated in consolidation. The 2000 financial statements include only the accounts of the Bank.

   The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet presented herein has been derived from the audited financial statements included in the Company's 2000 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission, but does not include all disclosures required by generally accepted accounting principles.

   Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2001. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

   The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

                      COMMUNITY FINANCIAL SHARES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 2001
              (In thousands of dollars, except per share data)
                                 (Unaudited)
   ---------------------------------------------------------------

   NOTE 2 - ADOPTION OF NEW ACCOUNTING STANDARD

   Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133,
   "Accounting for Derivative Instruments and Hedging Activities." As permitted by SFAS No. 133, the Company reclassified all of its securities held-to-maturity to available-for-sale as of January 1, 2001. The securities reclassified to available-for-sale had an amortized cost of $1,438 and a fair value of $1,443 at January 1, 2001.

   SFAS No. 133 requires all derivatives to be recorded at fair value on the balance sheet. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. The Company had no derivatives or hedging activities during the three months ended March 31, 2001.

   NOTE 3 - EARNINGS PER SHARE

   Earnings and dividends per share for the period ended March 31, 2000 have been restated for the retroactive effect of the 2-for-1 stock split resulting from the merger of the Holding Company and the Bank in December 2000.

   The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three-month periods ended March 31, 2001 and 2000:

                                                                  2001         2000
                                                                  ----         ----
   Basic
        Net income                                              $    257     $    237
                                                                ========     ========
        Weighted average common shares outstanding               677,740      676,780
                                                                ========     ========
        Basic earnings per share                                $    .38     $    .35
                                                                ========     ========
   Diluted
        Net income                                              $    257     $    237
                                                                ========     ========
        Weighted average common shares outstanding
             for basic earnings per share                        677,740      676,780

        Add:  Dilutive effects of assumed exercise
             of stock options                                      3,854        4,407
                                                                --------     --------
        Average shares and dilutive potential common shares      681,594      681,187
                                                                ========     ========
        Diluted earnings per share                                  $.38         $.35

   Item 2.   Management's Discussion And Analysis Of Results Of
             Operations And Financial Condition

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

   BALANCE SHEET

   In comparison to December 31, 2000, the March 31, 2001 consolidated balance sheet changed as follows:

        1.   Total assets decreased $1,125,000 (.7%), from $167,913,000 to $166,788,000, essentially from a reduction in securities that were called and a concurrent reduction in Federal Home Loan Bank advances.

        2. Loans, net of the allowance for loan losses, increased $2,875,000 (2.6%) from $112,324,000 to $115,199,000 representing, for the most part, increases in commercial real estate loans.

        3. Securities declined $17,718,000, from $40,536,000 at year end to $22,818,000 as a result of the significant decline in interest rates causing many of the Company's callable securities to be called.

        4. Federal funds sold increased $12,251,000 from $2,652,000 to $14,903,000, also as a result of the called securities.

        5.   Deposits increased $9,116,000 (6.5%) rising to $148,475,000 from $139,359,000. The Company believes that this increase was due to the deposits resulting from declining customer confidence in the stock market and a significant premium that the Company was paying on money market deposit accounts. In a recent promotion, the Company agreed to hold its highest rate on money market accounts to no less than 6%. The 200 basis point decline in rates led to a $5,066,000 increase in money market balances. The Company's signature regular savings, paying 4% or better since the Bank's opening 6 years ago, also had excellent growth, increasing from $34,732,000 to $36,521,000.

        6.   Federal Home Loan Bank (FHLB) advances declined to
             $4,700,000 from $13,300,000, again as a result of the influx of cash from called securities.

   Nonaccrual loans increased to $894,000 at March 31, 2001 from $331,000 at December 31, 2000. Nonaccrual loans were .77% and .29% of total loans at March 31, 2001 and 2000, respectively. The increase in nonaccrual loans is primarily due to three loans that were placed on nonaccrual status in the first quarter of 2001. These loans were in various workout stages at March 31, 2001. Collateral values, including real estate and marketable securities, lessen the Company's loss exposure on the three borrowers.

   Besides nonaccrual loans, no other loans were past due 90 days or more at March 31, 2001 or 2000. Based on its analysis of the loan portfolio risks, including historical loss experience and levels of nonperforming loans, management believes the allowance for loan losses is adequate to absorb probable incurred credit losses at March 31, 2001 and December 31, 2000.

   At March 31, 2001, the subsidiary Bank's capital levels exceeded the amounts required to be categorized as "well capitalized" under the federal regulatory criteria. The consolidated Company also exceeded the required capital levels under its applicable regulatory criteria at March 31, 2001.


   RESULTS OF OPERATIONS

   A comparison of operating results for the first quarter of 2001 compared to the first quarter of 2000 follows.

   In the first quarter of 2001, the Company earned $257,000 compared to $237,000 in the first quarter of 2000. Total revenues increased 23.3% from $2,560,000 in 2000 to $3,156,000 in 2001, representing for the most part an increase in the volume of loans. Loans are generally the Company's highest yielding assets.

   Interest income increased to $2,913,000 in the quarter ended March 31, 2001, a 21% increase over 2000. The increase was primarily due to higher levels of earning assets in 2001. However, interest expense rose 44% in 2001 to $1,631,000, mainly resulting from a 24% increase in average interest-bearing liabilities and promotional deposit rates. Net interest income in the quarters ended March 31, 2001 and 2000 was substantially the same, with a slight increase of $8,000 in 2001.

   Factors affecting the relatively static net interest income for the first quarter of 2001 compared to 2000 are summarized below:


                                                                2001              2000
                                                                ----              ----
      Yield on earning assets                                   7.68%             7.61%
      Cost of interest-bearing liabilities                      5.82%             5.01%
      Net interest margin (net interest income
          divided by average earning assets)                    3.38%             4.00%

      Average earning assets (in thousands)                     $151,660          $127,443

   Although average earning assets increased 19% in 2001, net interest income did not increase significantly. A high level of securities calls, special promotional deposit rates, and higher cost FHLB advances and notes payable negatively impacted the net interest margin in 2001. Proceeds from the notes payable were used to increase capital levels at the subsidiary Bank.

   Promotional rate commitments to deposit customers begin to mature in late April 2001, and maturities will continue for a three-month period. Over 80% of certificate of deposit liabilities typically mature within a year, providing the Company with favorable repricing opportunities. Average rates on notes payable are expected to be less in the second quarter of 2001 compared to the first quarter. Additionally, a $2,700,000 FHLB advance at 7.47% will mature on May 17, 2001. This advance is expected to be repaid from federal funds sold balances.

   Noninterest income, consisting primarily of deposit service charges, mortgage department fees, and other service charges and fees increased 57.8% in the first quarter of 2001 to $243,000. Service charges on deposit accounts increased 33.8% in 2001, and a more favorable rate environment contributed to greater mortgage loan origination volume.

   Noninterest expense increased 14.0% in the first quarter of 2001 compared to the same quarter of 2000. The largest component of noninterest expense, salaries and employee benefits, increased 16.1% in 2001. This increase was primarily due to higher staffing levels. The Company had 45 and 39 full-time-equivalent employees at the beginning of 2001 and 2000, respectively. Inflation, merit pay increases, and higher employee fringe benefit costs also contributed to higher compensation expense in the quarter ended March 31, 2001.

   Although basic operating costs for data processing have generally increased, expenses in the first quarter of 2001 decreased 14.3% compared to the prior year. This decrease is due to nonrecurring fees and expenses in the first quarter of 2000 resulting from of a change in the Company's third party data processor.

   Furniture and equipment costs increased in 2001 as a result of new computer equipment, software, and related fees. Advertising and marketing, ATM processing, professional fees, and Holding Company expenses were also greater in 2001 compared to 2000.

   Despite cost increases, the ratio of noninterest expense to average assets decreased in the first quarter of 2001 (2.74% in 2001 compared to 2.83% in the first quarter of 2000).

   The noninterest expense ratio decreased because average assets increased 18% in the first quarter of 2001 compared to the same quarter in 2000. Average assets were $162,885,000 and $138,316,000 in the first quarter of 2001 and 2000, respectively.

   Net income as a percentage of average assets was .63% and .68% for the three months ended March 31, 2001 and 2000, respectively.

                         PART II.  OTHER INFORMATION

   Item 1.   Legal Proceedings

   Neither the Company nor its wholly-owned subsidiary Bank is a party to, and none of their property is subject to, any material legal proceedings at this time.


   Item 2.   Changes In Securities and Use of Proceeds.

             None.


   Item 3.   Defaults Upon Senior Securities.

             None.


   Item 4.   Submission of Matters to a vote of Security Holders.

             None.


   Item 5.   Other Information.

             None.


   Item 6.   Exhibits and Reports on Form 8-K

             (a)  Exhibits:

                  None

             (b)  Reports on Form 8-K:

                  None.

                                 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 COMMUNITY FINANCIAL SHARES, INC.
                                 Issuer


   Date: May 15, 2001            /s/ Mark S. Daniels
                                 -----------------------------------
                                 Mark S. Daniels
                                 Chief Financial Officer


   Date: May 15, 2001            /s/ Christopher P. Barton
                                 -----------------------------------
                                 Christopher P. Barton
                                 Chief Accounting Officer