Form 10QSB
period 2001-06-30
COMMUNITY FINANCIAL SHARES INC
filed 2001-08-13
CIK 1123735

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB


              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                for the Quarterly Period Ended June 30, 2001


                      Commission File Number 333-46622


                       COMMUNITY FINANCIAL SHARES, INC.
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

                  Yes /x/                       No / /

   Number of shares of Common Stock outstanding as of July 31, 2001: 678,748

        Transitional Small Business Disclosure Format (check one):

                  Yes / /                       No /x/







   PART I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements


                                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                               June 30, 2001 and December 31, 2000
                                                          (In thousands)
                                                           (Unaudited)

     ____________________________________________________________________________________________________________________

                                                                            June 30,      December 31,
                                                                              2001            2000
                                                                              ----            ----
     ASSETS
     Cash and due from banks                                               $  7,865          $5,258
     Federal funds sold                                                       2,500           2,652
                                                                            -------         -------
        Cash and cash equivalents                                            10,365           7,910
     Securities available-for-sale                                           23,999          39,098
     Securities held-to-maturity                                                  -           1,438
     Loans, less allowance for loan losses of
        $1,140 and $1,033 in 2001 and 2000, respectively                    121,434         112,324
     Federal Home Loan Bank stock                                               710             685
     Premises and equipment, net                                              4,918           5,012
     Interest receivable and other assets                                     1,238           1,446
                                                                            -------         -------
          Total assets                                                     $162,664        $167,913
                                                                           ========        ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits
          Non-interest-bearing demand                                      $ 20,809        $ 20,521
          NOW                                                                20,604          22,082
          Money market                                                       27,655          20,519
          Savings                                                            37,378          34,732
          Time                                                               40,568          41,505
                                                                            -------         -------
               Total deposits                                               147,014         139,359

     Federal Home Loan Bank advances                                          2,000          13,300
     Notes payable                                                            2,000           2,060
     Interest payable and other liabilities                                     786           3,063
                                                                            -------         -------
          Total liabilities                                                 151,800         157,782

     Stockholders' equity
        Common stock                                                              -               -
        Paid-in capital                                                       8,065           8,045

     See accompanying notes to condensed consolidated financial statements.

                                                                        2







        Retained earnings                                                     2,612           2,090
        Accumulated other comprehensive income (loss)                           187              (4)
                                                                            -------         -------
             Total stockholders' equity                                      10,864          10,131
                                                                            -------         -------

                  Total liabilities and stockholders' equity               $162,664        $167,913
                                                                           ========        ========










































     See accompanying notes to condensed consolidated financial statements.

                                                                        3






                                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     Three months and six months ended June 30, 2001 and 2000
                                              (In thousands, except per share data)
                                                           (Unaudited)
     ____________________________________________________________________________________________________________________

                                                             Three Months Ended       Six Months Ended
                                                                  June 30,                June 30,
                                                              2001        2000        2001        2000
                                                              ----        ----        ----        ----
     Interest income
        Loans                                               $ 2,387     $ 2,076     $ 4,744     $ 3,882
        Securities                                              371         569         848       1,118
        Federal funds sold                                      120           3         199          54
                                                             ------      ------      ------      ------
             Total interest income                            2,878       2,648       5,791       5,054

     Interest expense
        Deposits                                              1,344       1,037       2,731       2,080
        Federal Home Loan Bank advances                          79         101         280         187
        Notes payable                                            34           -          74           -
        Federal funds purchased and repurchase
          agreements                                              -          49           3          52
                                                             ------      ------      ------      ------
             Total interest expense                           1,457       1,187       3,088       2,319
                                                             ------      ------      ------      ------

     NET INTEREST INCOME                                      1,421       1,461       2,703       2,735

     Provision for loan losses                                   73          85         140         160
                                                             ------      ------      ------      ------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      1,348       1,376       2,563       2,575

     Non-interest income
        Service charges on deposit accounts                     101          76         200         150
        Other service charges and fees                          165          81         307         161
        Gain (loss) on sales of securities, net                   -          (3)          2          (3)
                                                             ------      ------      ------      ------
             Total non-interest income                          266         154         509         308

     Non-interest expense
        Salaries and employee benefits                          647         531       1,232       1,035
        Occupancy and equipment expense                         156         139         324         270
        Data processing                                          88          82         178         187
        Advertising and marketing                                40          28          81          60
        Other operating expenses                                280         245         512         452
                                                             ------      ------      ------      ------
             Total non-interest expense                       1,211       1,025       2,327       2,004
                                                             ------      ------      ------      ------

     See accompanying notes to condensed consolidated financial statements.

                                                                        4







     INCOME BEFORE INCOME TAXES                                 403         505         745         879

     Income tax expense                                         104         187         189         324
                                                             ------      ------      ------      ------

     NET INCOME                                             $   299     $   318     $   556     $   555
                                                            =======     =======     =======     =======

     Basic earnings per share                               $   .44     $   .47     $   .82     $   .82
     Diluted earnings per share                                 .44         .47         .82         .81








































     See accompanying notes to condensed consolidated financial statements.


                                    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             Six months ended June 30, 2001 and 2000
                                              (In thousands, except per share data)
                                                           (Unaudited)
     ___________________________________________________________________________________________________________________

                                                                                              Accumulated
                                                                                             Other Compre-
                                                                                                hensive        Total
                                                             Common     Paid-in     Retained     Income    Stockholders'
                                                             Stock      Capital     Earnings     (Loss)       Equity
                                                             -----      -------     -------- ------------  -------------
     Balance at January 1, 2000                             $ 2,814     $ 5,209     $ 1,074     $  (394)     $ 8,703

     Comprehensive income
        Net income                                                -           -         555           -          555
        Unrealized loss on securities
          available-for-sale, net of tax                          -           -           -         (95)         (95)
                                                                                                              ------
             Total comprehensive income                           -           -           -           -          460
     Cash dividends ($.05 per share)                              -           -         (33)          -          (33)

     Exercise of stock options                                    8          14           -           -           22
                                                             ------      ------      ------      ------       ------

     Balance at June 30, 2000                               $ 2,822     $ 5,223     $ 1,596     $  (489)     $ 9,152
                                                            =======     =======     =======     =======      =======

     Balance at January 1, 2001 (Note 1)                    $     -     $ 8,045     $ 2,090     $    (4)     $10,131

     Comprehensive income
        Net income                                                -           -         556           -          556
        Transfer of securities held-to-
          maturity to available-for-sale,
          net of tax effects                                      -           -           -           5            5
        Unrealized gain on securities
          available-for-sale, net of tax                          -           -           -         186          186
                                                                                                              ------
             Total comprehensive income                           -           -           -           -          747
     Cash dividends ($.05 per share)                              -           -         (34)          -          (34)
     Exercise of stock options                                    -          20           -           -           20
                                                             ------      ------      ------      ------       ------
     Balance at June 30, 2001                               $     -     $ 8,065     $ 2,612     $   187      $10,864
                                                            =======     =======     =======     =======      =======





     See accompanying notes to condensed consolidated financial statements.

                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Six months ended June 30, 2001 and 2000
                                         (In thousands)
                                           (Unaudited)

                                                                          2001        2000
                                                                          ----        ----
     CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                                      $   556     $   555
        Adjustments to reconcile net income to net cash from
          operating activities
             (Gain) loss on sales of securities, net                         (2)          3
             Depreciation                                                   164         138
             Provision for loan losses                                      140         160
             Federal Home Loan Bank stock dividend                          (25)         (5)
             Change in interest receivable and other assets                 208        (242)
             Change in interest payable and other liabilities              (283)         74
                                                                         ------      ------
                  Net cash from operating activities                        758         683

     CASH FLOWS FROM INVESTING ACTIVITIES
        Purchases of securities available-for-sale                       (9,900)     (3,721)
        Maturities, calls, and prepayments of securities
          available-for-sale                                             23,585         180
        Sales of securities available-for-sale                            1,051         247
        Purchases of securities held-to-maturity                              -        (289)
        Purchase of Federal Home Loan Bank stock                              -        (373)
        Net increase in loans                                            (9,250)    (18,059)
        Premises and equipment expenditures                                 (70)       (240)
                                                                         ------      ------
             Net cash from investing activities                           5,416     (22,255)

     CASH FLOWS FROM FINANCING ACTIVITIES

        Increase in deposits                                              7,655       1,425
        Federal Home Loan Bank advances                                       -      13,300
        Repayment of Federal Home Loan Bank advances                    (11,300)     (5,500)
        Proceeds from note payable                                            -       1,000
        Repayment of notes payable                                          (60)          -
        Change in federal funds purchased                                     -       3,550
        Exercise of stock options                                            20          22
        Dividends paid                                                      (34)        (33)
                                                                         ------      ------
             Net cash from financing activities                          (3,719)     13,764
                                                                         ------      ------
     Net change in cash and cash equivalents                              2,455      (7,808)

     Cash and cash equivalents at beginning of period                     7,910      13,724
                                                                         ------      ------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 10,365    $  5,916
                                                                       ========    ========

   See accompanying notes to condensed consolidated financial statements.

                      COMMUNITY FINANCIAL SHARES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2001
                (In thousands of dollars, except share data)
                                 (Unaudited)
   ______________________________________________________________________



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

   The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet presented herein has been derived from the audited financial statements included in the Company's 2000 Annual Report on Form 10-KSB, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

   Interim statements are subject to possible adjustment in connection with the annual audit of the Company's consolidated financial statements for the year ending December 31, 2001. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting

                      COMMUNITY FINANCIAL SHARES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2001
                (In thousands of dollars, except share data)
                                 (Unaudited)
   ______________________________________________________________________

   of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

   The results of operations for the three-month and six-month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.


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

   SFAS No. 133 requires all derivatives to be recorded at fair value on the balance sheet. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. The Company had no derivatives or hedging activities during the six months ended June
   30, 2001.


   NOTE 3 - EARNINGS PER SHARE

   Earnings and dividends per share for the three-month and six-month periods ended June 30, 2000 have been restated for the retroactive effect of the 2-for-1 stock split resulting from the merger of the Holding Company and the Bank in December 2000.

   The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2001 and 2000:

                                   COMMUNITY FINANCIAL SHARES, INC.
                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                             June 30, 2001
                            (In thousands of dollars, except share data)
                                             (Unaudited)
   _________________________________________________________________________________________________

                                                        Three Months Ended        Six Months Ended
                                                             June 30,                 June 30,
                                                         2001        2000         2001         2000
                                                         ----        ----         ----         ----
     Basic
        Net income                                     $    299    $    318     $    556     $    555
                                                       ========    ========     ========     ========
        Weighted average common shares outstanding      678,748     677,178      678,247      676,780
                                                       ========    ========     ========     ========
        Basic earnings per share                       $    .44    $    .47     $    .82     $    .82
                                                       ========    ========     ========     ========
     Diluted
        Net income                                     $    299    $    318     $    556     $    555
                                                       ========    ========     ========     ========
        Weighted average common shares outstanding
          for basic earnings per share                  678,748     677,178      678,247      676,780

     Add dilutive effects of assumed exercise of
        stock options                                     4,086       4,719        3,844        4,211
                                                       --------    --------     --------     --------
        Average shares and dilutive potential
          common shares                                 682,333     681,897      682,091      680,911
                                                       ========    ========     ========     ========
        Diluted earnings per share                     $    .44    $    .47     $    .82     $    .81
                                                       ========    ========     ========     ========

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

   BALANCE SHEET

   In comparison to December 31, 2000, the June 30, 2001 consolidated balance sheet changed as follows:

        1.   Total assets decreased $5,249,000 (3.1%), from $167,913,000 to $162,664,000, essentially from a reduction in securities that were called and a concurrent reduction in Federal Home Loan Bank advances.

        2. Loans, net of the allowance for loan losses, increased $9,110,000 (8.1%) from $112,324,000 to $121,434,000 representing, for the most part, increases in commercial real estate loans.

        3. Securities declined $16,537,000, from $40,536,000 at year-end to $23,999,000 as a result of the significant decline in interest rates causing many of the Company's callable securities to be called.

        4. Cash and due from banks increased $2,607,000 (49.6%) from $5,258,000 to $7,865,000 primarily due to a large dollar volume of cash letter transit items on June 30, 2001.

        5.   Deposits increased $7,655,000 (5.5%) rising to $147,014,000 from $139,359,000. The Company believes that this increase was due to deposits resulting from declining customer confidence in the stock market and the competitive rates that the Company pays on money market deposit accounts. The Company's signature regular savings, currently paying 3.5%, also had excellent growth, increasing from $34,732,000 to $37,378,000

        6.   Federal Home Loan Bank (FHLB) advances declined to
             $2,000,000 from $13,300,000 again as a result of the influx of cash from called securities.

   As of June 30, 2001, nonaccrual loans were $590,000 as compared to $331,000 at December 31, 2000. Nonaccrual loans were .49% and .34% of total loans at June 30, 2001 and 2000, respectively. The increase in nonaccrual loans is primarily due to two loans that were placed on nonaccrual status in the first quarter of 2001. These loans were in various workout stages at June 30, 2001. Collateral values, including real estate and marketable securities, lessen the Company's loss exposure on these two borrowers.

   Besides nonaccrual loans, no other loans were past due 90 days or more at June 30, 2001 or December 31, 2000. Based on its analysis of the loan portfolio risks, including historical loss experience and levels of nonperforming loans, management believes the allowance for loan losses is adequate to absorb probable incurred credit losses at June 30, 2001 and December 31, 2000.

   At June 30, 2001, the subsidiary Bank's capital levels exceeded the amounts required to be categorized as "well capitalized" under the federal regulatory criteria. The consolidated Company also exceeded the required capital levels under its applicable regulatory criteria at June 30, 2001.

   RESULTS OF OPERATIONS

   In the second quarter of 2001, the Company earned $299,000 compared to $318,000 in the second quarter of 2000. Total revenues increased 12.2% from $2,802,000 in 2000 to $3,144,000 in 2001, representing for the most part an increase in the volume of loans. Loans are generally the Company's highest yielding assets.

   For the six months ended June 30, 2001, the Company earned $556,000 compared to $555,000 for the same period in 2000. During this period revenues increased 17.5% from $5,362,000 in 2000 to $6,300,000 in
   2001, again primarily due to an increase in loan volume.

   Interest income increased to $2,878,000 in the quarter ended June 30, 2001, an 8.7% increase over 2000. The increase was primarily due to higher levels of earning assets in 2001. However, interest expense rose 22.8% in 2001 to $1,457,000, mainly resulting from a 15.6% increase in average interest-bearing liabilities and promotional deposit rates. Net interest income in the quarters ended June 30, 2001 and 2000 decreased nominally by $40,000 (2.7%).

   For the six months ended June 30, 2001, interest income increased $737,000 or 14.6% over the same period in 2000. Likewise, interest expense also increased $769,000 or 33.2%. The combined effect was a slight decrease in the 2001 net interest income of $32,000 or 1.2% over the same timeframe in 2000. These changes were due to higher levels of earning assets and interest-bearing liabilities in 2001, as discussed above.

   Factors affecting the relatively static net interest income for the three months ended June 30, 2001 and 2000 and the six months ended June 30, 2001 and 2000 are summarized below:

                                                            Three Months Ended           Six Months Ended
                                                                   June 30                   June 30
                                                              2001         2000         2001          2000
                                                              ----         ----         ----          ----
     Yield on earning assets                                  7.05%        7.89%        7.34%         7.77%
     Cost of interest-bearing liabilities                     4.36%        4.11%        4.66%         4.11
     Net interest margin (net interest income
       divided by average earning assets)                     3.48%        4.35%        3.43%         4.20%
     Average earning assets (in thousands)                $163,839     $134,651     $159,038      $130,851

   Although average-earning assets increased in 2001, net interest income decreased slightly. A high level of securities calls, special promotional deposit rates, and higher cost FHLB advances and notes payable negatively impacted the net interest margin in 2001. Proceeds from the notes payable were used to increase capital levels at the subsidiary Bank.

   Promotional rate commitments to deposit customers began to mature in late April 2001, and maturities continue through July 2001. Over 80% of certificate of deposit liabilities typically mature within a year, providing the Company with favorable repricing opportunities. Average rates on notes payable are expected to decrease in the third quarter of 2001 compared to the second quarter.

   Non-interest income, consisting primarily of deposit service charges, mortgage department fees, and other service charges and fees increased 72.7% in the second quarter of 2001 to $266,000. Service charges on deposit accounts increased 32.9% in 2001, and a more favorable rate environment contributed to greater mortgage loan origination volume.

   For the six months ended June 30, 2001, the total non-interest income was $509,000, an increase of $201,000 or 65.3% from the same period in 2000. Other service charges and fees increased 90.7% in the first half of 2001 to $307,000 primarily due to increased mortgage originations. Service charges on deposit accounts increased 33.3% in the same period primarily due to volume.

   Non-interest expense increased 18.2% in the second quarter of 2001 compared to the same quarter of 2000. The largest component of non-interest expense, salaries and employee benefits, increased 21.9% in 2001. This increase was primarily due to higher staffing levels. The Company had 51 and 44 full-time-equivalent employees at June 30, 2001 and 2000, respectively. Inflation, merit pay increases, and higher employee fringe benefit costs also contributed to higher compensation expense in the quarter ended June 30, 2001.

   For the six months ended June 30, 2001, non-interest expense increased $323,000 or 16.1% to $2,327,000 as compared to $2,004,000 for the same period in 2000 primarily due to increased staffing costs.

   Occupancy and equipment costs increased in 2001 as a result of new computer equipment, software, and related fees. Advertising and marketing, ATM processing, professional fees, and Holding Company expenses were also greater in 2001 compared to 2000.

   The ratio of non-interest expense to average assets increased slightly in the second quarter of 2001 (2.94% in 2001 compared to 2.84% in the second quarter of 2000). Average assets were $165,346,000 and $144,555,000 in the second quarter of 2001 and 2000, respectively.

   For the six months ended June 30, 2001, the ratio of non-interest expense to average assets was 2.86% versus 2.84% for the same period in 2000.

   Net income as a percentage of average assets was .73% and .88% for the three months ended June 31, 2001 and 2000, respectively.

   For the six months ended June 30,2001, net income as a percent of average assets was .68% as compared to .79% for the same period in 2000.

                        PART II.   OTHER INFORMATION

   Item 1.   Legal Proceedings

        Neither the Company nor its wholly-owned subsidiary Bank is a party to, and none of their property is subject to, any material legal proceedings at this time.


   Item 2.   Changes In Securities and Use of Proceeds.

        None.


   Item 3.   Defaults Upon Senior Securities.

        None.


   Item 4.   Submission of Matters to a Vote of the Security-Holders

        On May 23, 2001, the 2001 Annual Meeting of Stockholders of the Company was held. The following is a brief description of the matters voted upon at the meeting and tabulation of the voting therefor:

        Proposal 1. Election of a Board of Directors to hold office for a term of one year.

                                              Number of Shares
                                        ----------------------------
    Nominee                                  For          Withheld
    William F. Behrmann                    451,880          614
    H. David Clayton, DVM                  451,880          614
    Raymond A. Dieter, Jr., MD             451,880          614
    Donald H. Fischer                      451,880          614
    Harold Gaede                           451,880          614
    Joseph S. Morrissey, DDS               451,880          614
    John M. Mulherin                       451,880          614
    E. Lawrence Young                      451,330          944

        Proposal 2. Amendment of the Community Bank-Wheaton/Glen Ellyn Stock Non-Qualified Option Plan. A proposal to amend the Community Bank-Wheaton/Glen Ellyn Stock Non-Qualified Option Plan to increase the number of authorized shares of common stock, from 32,000 shares to 40,400 shares and to modify the amendment and termination provisions of the plan was adopted, with 437,396 votes cast for, 8,894 votes cast against, 6,204 abstained and 0 broker non-votes.

   Item 5.  Other Information.

            None.


   Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits:

                None.

           (b)  Reports on Form 8-K:

                None.

                                 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 COMMUNITY FINANCIAL SHARES, INC.
                                 Issuer


   Date: August 13, 2001         /s/ Mary E. King Wilson
                                 --------------------------------------
                                 Mary E. King Wilson
                                 Chief Financial Officer


   Date: August 13, 2001         /s/ Christopher P. Barton
                                 --------------------------------------
                                 Christopher P. Barton
                                 Chief Accounting Officer