Form 10QSB
period 2001-09-30
COMMUNITY FINANCIAL SHARES INC
filed 2001-11-13
CIK 1123735

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
              for the Quarterly Period Ended September 30, 2001


                      Commission File Number 333-46622

                      COMMUNITY FINANCIAL SHARES, INC.

           (Exact name of registrant as specified in its charter)

               DELAWARE                               36-4387843
               --------                               ----------
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

             Yes /x/             No / /

        Number of shares of Common Stock outstanding as of October 31, 2001: 680,008

        Transitional Small Business Disclosure Format (check one):

             Yes / /             No /x/




   PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

                           CONDENSED CONSOLIDATED BALANCE SHEETS
                          September 30, 2001 and December 31, 2000
                                        (In thousands)
                                          (Unaudited)

                                                                          September 30,                 December 31,
                                                                               2001                         2000
                                                                          -------------                 -----------
      ASSETS
      Cash and due from banks                                               $    6,492                  $    5,258
      Federal funds sold                                                         2,500                       2,652
                                                                            ----------                  ----------
          Cash and cash equivalents                                              8,992                       7,910

      Securities available-for-sale                                             20,563                      39,098
      Securities held-to-maturity                                                    -                       1,438
      Loans, less allowance for loan losses of $994 and $1,033
          in 2001 and 2000, respectively                                       125,577                     112,324
      Federal Home Loan Bank stock                                               7,222                         685
      Premises and equipment, net                                                5,460                       5,012
      Interest receivable and other assets                                       1,319                       1,446
                                                                            ----------                  ----------
          Total assets                                                      $  169,133                  $  167,913
                                                                            ==========                  ==========
      LIABILITIES AND STOCKHOLDERS' EQUITY
      Deposits
          Non-interest-bearing demand                                       $   20,100                  $   20,521
          NOW                                                                   21,524                      22,082
          Money market                                                          32,164                      20,519
          Savings                                                               38,041                      34,732
          Time                                                                  41,043                      41,505
                                                                            ----------                  ----------
              Total deposits                                                   152,872                     139,359

      Federal Home Loan Bank advances                                            2,000                      13,300
      Notes payable                                                              2,000                       2,060
      Securities sold under agreement to repurchase                                 50                           -
      Interest payable and other liabilities                                       864                       3,063
                                                                            ----------                  ----------
          Total liabilities                                                    157,786                     157,782

      Stockholders' equity
          Common stock                                                               -                           -
          Paid-in capital                                                        8,080                       8,045
          Retained earnings                                                      2,972                       2,090
          Accumulated other comprehensive income (loss)                            295                          (4)
                                                                            ----------                  ----------
              Total stockholders' equity                                        11,347                      10,131
                                                                            ----------                  ----------
                  Total liabilities and stockholders' equity                $  169,133                  $  167,913
                                                                            ==========                  ==========

   See accompanying notes to condensed consolidated financial statements.

                                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  Three months and nine months ended September 30, 2001 and 2000
                                              (In thousands, except per share data)
                                                           (Unaudited)

                                                                     Three Months Ended             Nine Months Ended
                                                                        September 30,                 September 30,
                                                                     2001           2000           2001           2000
                                                                     ----           ----           ----           ----
      Interest income
          Loans                                                    $  2,386       $  2,252       $  7,130        $  6,134
          Securities                                                    368            570          1,216           1,688
          Federal funds sold                                             39              5            238              59
                                                                   --------       --------       --------        --------
              Total interest income                                   2,793          2,827          8,584           7,881

      Interest expense
          Deposits                                                    1,209          1,182          3,940           3,262
          Federal Home Loan Bank advances                                35            220            315             407
          Notes payable                                                  31             24            105              24
          Federal funds purchased and repurchase agreements               -             23              3              75
                                                                   --------       --------       --------        --------
              Total interest expense                                  1,275          1,449          4,363           3,768
                                                                   --------       --------       --------        --------

      NET INTEREST INCOME                                             1,518          1,378          4,221           4,113

      Provision for loan losses                                         100            100            240             260
                                                                   --------       --------       --------        --------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             1,418          1,278          3,981           3,853

      Non-interest income
          Service charges on deposit accounts                           120             78            320             228
          Other service charges and fees                                175             79            482             240
          Gain (loss) on sales of securities, net                         -              -              2              (3)
                                                                   --------       --------       --------        --------
              Total non-interest income                                 295            157            804             465

      Non-interest expense
          Salaries and employee benefits                                642            536          1,874           1,571
          Occupancy and equipment expense                               157            143            481             413
          Data processing                                                76             84            254             271
          Advertising and marketing                                      32             36            113              96
          Other operating expenses                                      245            208            757             660
                                                                   --------       --------       --------        --------
              Total non-interest expense                              1,152          1,007          3,479           3,011
                                                                   --------       --------       --------        --------
      INCOME BEFORE INCOME TAXES                                        561            428          1,306           1,307

      Income tax expense                                                183            134            372             458
                                                                   --------       --------       --------        --------
      NET INCOME                                                   $    378       $    294       $    934        $    849
                                                                   ========       ========       ========        ========
      Basic earnings per share                                     $    .56       $    .43       $   1.38        $   1.25
      Diluted earnings per share                                        .55            .43           1.37            1.25

   See accompanying notes to condensed consolidated financial statements.

                                     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          Nine months ended September 30, 2001 and 2000
                                              (In thousands, except per share data)
                                                           (Unaudited)

                                                                                                 Accumulated
                                                                                                Other Compre-
                                                                                                   hensive              Total
                                                   Common        Paid-in        Retained           Income           Stockholders'
                                                    Stock        Capital        Earnings           (Loss)              Equity
                                                    -----        -------        --------           ------              ------
      Balance at January 1, 2000                   $  2,814      $   5,209       $  1,074          $  (394)           $  8,703
      Comprehensive income
          Net income                                     -              -             849                -                 849
          Unrealized gain on securities
            available-for-sale, net of tax               -              -               -               86                  86
                                                                                                                      --------
              Total comprehensive income                 -              -               -                -                 935

      Cash dividends ($.075 per share)                   -              -             (52)               -                 (52)

      Exercise of stock options                          8             14               -                -                  22
                                                   -------       --------        --------          -------            --------
      Balance at September 30, 2000                $ 2,822       $  5,223        $  1,871          $  (308)           $  9,608
                                                   =======       ========        ========          =======            ========

      Balance at January 1, 2001 (Note 1)          $     -       $  8,045        $  2,090          $    (4)           $ 10,131

      Comprehensive income
          Net income                                     -              -             934                -                 934
          Transfer of securities held-to-
            maturity to available-for-sale,
            net of tax effects                           -              -               -                5                   5
          Unrealized gain on securities
            available-for-sale, net of tax               -              -               -              294                 294
                                                                                                                      --------
              Total comprehensive income                                                                                 1,233

      Cash dividends ($.075 per share)                   -              -             (52)               -                 (52)

      Exercise of stock options                          -             35               -                -                  35
                                                   -------       --------        --------          -------            --------
      Balance at September 30, 2001                $     -       $  8,080        $  2,972          $   295            $ 11,347
                                                   =======       ========        ========          =======            ========

   See accompanying notes to condensed consolidated financial statements.

                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          Nine months ended September 30, 2001 and 2000
                                                          (In thousands)
                                                           (Unaudited)

                                                                                2001                   2000
                                                                                ----                   ----
      CASH FLOWS FROM OPERATING ACTIVITIES
          Net income                                                           $   934                $   849
          Adjustments to reconcile net income to net cash from
            operating activities
              (Gain) loss on sales of securities, net                               (2)                     3
              Depreciation                                                         243                    176
              Provision for loan losses                                            240                    260
              Federal Home Loan Bank stock dividend                                (37)                    (8)
              Change in interest receivable and other assets                       114                    (98)
              Change in interest payable and other liabilities                     (84)                   135
                                                                               -------                -------
                  Net cash from operating activities                             1,408                  1,317

      CASH FLOWS FROM INVESTING ACTIVITIES
          Purchases of securities available-for-sale                            (9,900)                (3,724)
          Maturities and calls of securities available-for-sale                 27,021                    484
          Sales of securities available-for-sale                                 1,051                    247
          Purchases of securities held-to-maturity                                   -                   (282)
          Purchase of Federal Home Loan Bank stock                              (6,500)                  (377)
          Net increase in loans                                                (13,493)               (24,109)
          Premises and equipment expenditures                                     (691)                  (277)
                                                                               -------                -------
              Net cash from investing activities                                (2,512)               (28,038)

      CASH FLOWS FROM FINANCING ACTIVITIES
          Increase in deposits                                                  13,513                 10,558
          Federal Home Loan Bank advances                                            -                 13,300
          Repayment of Federal Home Loan Bank advances                         (11,300)                (5,500)
          Proceeds from notes payable                                                -                  1,000
          Repayment of notes payable                                               (60)                     -
          Increase in securities sold under agreement to repurchase                 50                      -
          Exercise of stock options                                                 35                     22
          Dividends paid                                                           (52)                   (52)
                                                                               -------                -------
              Net cash from financing activities                                 2,186                 19,328
                                                                               -------                -------
      Net change in cash and cash equivalents                                    1,082                 (7,393)
      Cash and cash equivalents at beginning of period                           7,910                 13,724
                                                                               -------                -------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 8,992                $ 6,331
                                                                               =======                =======

   See accompanying notes to condensed consolidated financial statements.

                      COMMUNITY FINANCIAL SHARES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 2001
                (In thousands of dollars, except share data)
                                 (Unaudited)


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

                      COMMUNITY FINANCIAL SHARES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 2001
                (In thousands of dollars, except share data)
                                 (Unaudited)


   The results of operations for the three-month and nine-month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.


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

   SFAS No. 133 requires all derivatives to be recorded at fair value on the balance sheet. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. The Company had no derivatives or hedging activities during the nine months ended September 30, 2001 and 2000.


   NOTE 3 - EARNINGS PER SHARE

   Earnings and dividends per share for the three-month and nine-month periods ended September 30, 2000 have been restated for the retroactive effect of the 2-for-1 stock split resulting from the merger of the Holding Company and the Bank in December 2000.

                      COMMUNITY FINANCIAL SHARES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 2001
                (In thousands of dollars, except share data)
                                 (Unaudited)


   The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2001 and 2000:

                                                                  Three Months Ended               Nine Months Ended
                                                                     September 30,                   September 30,
                                                                 2001            2000             2001            2000
                                                                 ----            ----             ----            ----
      Basic
          Net income                                            $   378         $   294         $   934          $   849
                                                                =======         =======         =======          =======
          Weighted average common shares outstanding            679,313         677,178         678,606          677,046
                                                                =======         =======         =======          =======
          Basic earnings per share                              $   .56         $   .43         $  1.38          $  1.25
                                                                =======         =======         =======          =======
      Diluted
          Net income                                            $   378         $   294         $   934          $   849
                                                                =======         =======         =======          =======
          Weighted average common shares outstanding
            for basic earnings per share                        679,313         677,178         678,606          677,046
          Add dilutive effects of assumed exercise of stock
            options                                               4,070           4,277           3,722            3,953
                                                                -------         -------         -------          -------
          Average shares and dilutive potential common
            shares                                              683,383         681,455         682,328          680,999
                                                                =======         =======         =======          =======
          Diluted earnings per share                            $   .55         $   .43        $   1.37         $   1.25
                                                                =======         =======         =======          =======

                      COMMUNITY FINANCIAL SHARES, INC.
                             September 30, 2001


   Item 2. Management's Discussion And Analysis of Results Of Operations And Financial Condition

   The statements contained in this management's discussion and analysis that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiary bank include, but are not limited to, changes in: interest rates; general economic conditions; legislation; regulations; monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

   BALANCE SHEET

   In comparison to December 31, 2000, the September 30, 2001 consolidated balance sheet changed as follows:

        1.   Total assets increased $1,220,000 (.7%), from $167,913,000 to $169,133,000.

        2. Loans, net of the allowance for loan losses, increased $13,253,000 (11.8%) from $112,324,000 to $125,577,000 representing, for the most part, increases in commercial real estate loans.

        3. Securities declined $19,973,000 from $40,536,000 at year end to $20,563,000 as a result of the significant decline in interest rates causing many of the Company's callable securities to be called.

        4. The Company's investment in Federal Home Loan Bank of Chicago (FHLB) stock increased $6,537,000, from $685,000 at year end to $7,222,000. During 2001, the FHLB made additional stock available to its members. The Company acquired more FHLB stock because the dividend yield has been favorable compared to alternative investments.

                      COMMUNITY FINANCIAL SHARES, INC.
                             September 30, 2001


        5. Cash and due from banks increased $1,234,000 (23.5%) from $5,258,000 to $6,492,000, primarily due to a large dollar volume of cash letter transit items on September 30, 2001.

        6.   Deposits increased $13,513,000 (9.7%) to $152,872,000 from
             $139,359,000. The Company believes that this increase in deposits was due to declining customer confidence in the stock market and the competitive rates that the Company pays on money market deposit accounts. The Company's signature regular savings also had excellent growth, increasing from $34,732,000 to $38,041,000.

        7. FHLB advances declined to $2,000,000 from $13,300,000 as a result of the influx of cash from called securities.

   As of September 30, 2001, nonaccrual loans were $883,000 as compared to $331,000 at December 31, 2000. Nonaccrual loans were .79% and .29% of total loans at September 30, 2001 and December 31, 2000, respectively. The increase in nonaccrual loans is primarily due to three loans that were placed on nonaccrual. These loans were in various workout stages at September 30, 2001. On November 2, 2001, one of these delinquent borrowers paid its $255,000 loan balance in full. The primary collateral value on the remaining loans consists of real estate and other business assets that lessen the Company's loss exposure.

   Besides nonaccrual loans, no other loans were past due 90 days or more at September 30, 2001 or December 31, 2000. Based on its analysis of the loan portfolio risks, including historical loss experience and levels of nonperforming loans, management believes that the allowance for loan losses is adequate to absorb probable incurred credit losses at September 30, 2001 and December 31, 2000.

   At September 30, 2001, the subsidiary Bank's capital levels exceeded the amounts required to be categorized as "well capitalized" under the federal regulatory criteria. The consolidated Company also exceeded the required capital levels under its applicable regulatory criteria at September 30, 2001.

   RESULTS OF OPERATIONS

   In the third quarter of 2001, the Company earned $378,000 compared to $294,000 in the third quarter of 2000. Improved earnings were primarily due to increases of $140,000 (10.2%) in net interest income and $138,000 (87.9%) in non-interest income, offset partially by a $145,000 (14.4%) increase in non-interest expense.

                      COMMUNITY FINANCIAL SHARES, INC.
                             September 30, 2001


   For the nine months ended September 30, 2001, the Company earned $934,000 (a 10.1% increase), compared to $849,000 for the same period in 2000. During this period, revenues increased 12.5% from $8,346,000 in 2000 to $9,388,000 in 2001, due to an increase in loan volume and higher levels of non-interest income.

   Interest income decreased slightly to $2,793,000 in the quarter ended September 30, 2001, a 1.2% decrease from 2000. The decrease was primarily due to the lower interest rate environment in 2001. Accordingly, interest expense dropped 12.0% in 2001 to $1,275,000, as interest-bearing liabilities repriced with the declining market rates. Net interest income in the quarter ended September 30, 2001 increased overall by $140,000 (10.2%).

   For the nine months ended September 30, 2001, interest income increased $703,000, or 8.9%, over the same period in 2000. Likewise, interest expense increased $595,000 or 15.8%. The combined effect was an increase in the 2001 net interest income of $108,000, or 2.6%, over the same timeframe in 2000. These changes were due to higher levels of earning assets and interest-bearing liabilities in 2001.

   Factors affecting the net interest income for the three months ended September 30, 2001 and 2000 and the nine months ended September 30, 2001 and 2000 are summarized below:


                                                         Three Months Ended                Nine Months Ended
                                                           September 30,                     September 30,
                                                        2001            2000             2001             2000
                                                        ----            ----             ----             ----
      Yield on earning assets                             7.11%           7.87%            7.45%            7.82%
      Cost of interest-bearing liabilities                3.75%           4.33%            4.35%            4.29%
      Net interest margin (net interest income
        divided by average earning assets)                3.87%           3.83%            3.66%            4.08%
      Average earning assets (in thousands)           $155,744        $142,611         $154,024         $134,604

   Average-earning assets increased in 2001, positively impacting net interest income. Despite this dollar increase in margin, the high level of securities calls, loan refinancing activities, promotional deposit rates, and higher cost FHLB advances and notes payable negatively impacted the net interest margin percentage in the first nine months of 2001. Proceeds from the notes payable were used to increase capital levels at the subsidiary Bank.

                      COMMUNITY FINANCIAL SHARES, INC.
                             September 30, 2001


   Promotional rate commitments to deposit customers began to mature in late April 2001, and maturities continued through July 2001. Over 80% of certificate of deposit liabilities typically mature within a year, providing the Company with favorable repricing opportunities. Average rates on notes payable are expected to decrease in the fourth quarter of 2001 compared to the third quarter.

   Non-interest income, consisting primarily of deposit service charges, mortgage department fees, and other service charges and fees, increased 87.9% in the third quarter of 2001 to $295,000. Service charges on deposit accounts increased 53.8% in 2001, and a more favorable rate environment contributed to greater mortgage loan origination volume. The Company earns fees by originating mortgage loans that are then funded by other investors.

   For the nine months ended September 30, 2001, the total non-interest income was $804,000, an increase of $339,000, or 72.9%, from the same period in 2000. Other service charges and fees increased 101% in the first nine months of 2001 to $482,000, primarily due to increased mortgage originations. Service charges on deposit accounts increased 40.4% in the same period, primarily due to higher deposit volume and fewer waived fees.

   Non-interest expense increased 14.4% in the third quarter of 2001 compared to the same quarter of 2000. The largest component of non-interest expense, salaries and employee benefits, increased 19.8% in 2001. This increase was primarily due to higher staffing levels. The Company had 48 and 45 full-time-equivalent employees at September 30, 2001 and 2000, respectively. Inflation, merit pay increases, and higher employee fringe benefit costs also contributed to higher compensation expense in the quarter ended September 30, 2001.

   For the nine months ended September 30, 2001, non-interest expense increased $468,000, or 15.5%, to $3,479,000 as compared to $3,011,000 for the same period in 2000 primarily due to increased staffing costs.

   Occupancy and equipment costs increased in 2001 as a result of new computer equipment, software, and related fees. Advertising and marketing, ATM processing, professional fees, and Holding Company expenses were also greater in 2001 compared to 2000.

   The ratio of non-interest expense to average assets increased in the third quarter of 2001 (2.73% in 2001 compared to 2.62% in the third quarter of 2000). Average assets were $167,343,000 and $152,518,000 in the third quarter of 2001 and 2000, respectively.

                      COMMUNITY FINANCIAL SHARES, INC.
                             September 30, 2001


   For the nine months ended September 30, 2001, the ratio of non-interest expense to average assets was 2.82% versus 2.84% for the same period in 2000.

   Net income as a percentage of average assets was .90% and .76% for the three months ended September 30, 2001 and 2000, respectively.

   For the nine months ended September 30, 2001, net income as a percent of average assets was .75% as compared to .78% for the same period in 2000.

                      COMMUNITY FINANCIAL SHARES, INC.
                             September 30, 2001


   PART II.  OTHER INFORMATION

   Item 1.   Legal Proceedings

             Neither the Company nor its wholly owned subsidiary Bank is a party to, and none of their property is subject to, any material legal proceedings at this time.

   Item 2.   Changes In Securities and Use of Proceeds.

             None.

   Item 3.   Defaults Upon Senior Securities.

             None.

   Item 4.   Submission of Matters to a Vote of the Security-Holders.

             None.

   Item 5.   Other Information.

             None.

   Item 6.   Exhibits and Reports on Form 8-K

             (a)  Exhibits:

                  None.

             (b)  Reports on Form 8-K:

                  None.

                      COMMUNITY FINANCIAL SHARES, INC.
                             September 30, 2001


                                 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 COMMUNITY FINANCIAL SHARES, INC.
                                 Issuer


   Date:  November 14, 2001      /s/ Mary E. King Wilson
                                 ------------------------------
                                 Mary E. King Wilson
                                 Chief Financial Officer


   Date:  November 14, 2001      /s/ Christopher P. Barton
                                 ------------------------------
                                 Christopher P. Barton
                                 Chief Accounting Officer