Form 10KSB
period 2001-12-31
COMMUNITY FINANCIAL SHARES INC
filed 2002-03-29
CIK 1123735

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                 Form 10-KSB
   (Mark One)
   [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2001.

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to
        ______

                        Commission File No. 333-46622

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

                               (630) 545-0900
              (Issuer's telephone number, including area code)

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

   Issuer's revenues for the year ended December 31, 2001:  $12,468,000

   Aggregate market value of common stock, no par value, held by non-affiliates of the issuer as of March 1, 2002, based on a price per share of $30.00 (the price at which the common stock last sold on January 28, 2002): $20,426,190

   Issued and outstanding shares of issuer's common stock as of March 1,
   2002:     680,873




                     DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Community Financial Shares Inc. Registration Statement on Form S-4, File No. 333-46622, filed September 26, 2000, are incorporated by reference into Part III of this report.

   Transitional Small Business Disclosure Format:  Yes [ ]     No [X]




                              TABLE OF CONTENTS

                                                                     Page
                                                                     ----

   PART I.............................................................. 1
        ITEM 1.   BUSINESS............................................. 1
        ITEM 2.   PROPERTIES........................................... 9
        ITEM 3.   LEGAL PROCEEDINGS.................................... 9
        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.. 9

   PART II.............................................................10
        ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS......................10
        ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS..................11
        ITEM 7.   FINANCIAL STATEMENTS.................................25
        ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE..................46

   PART III............................................................47
        ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT....................47
        ITEM 10.  EXECUTIVE COMPENSATION...............................49
        ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT................................52
        ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......54
        ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.....................55

   SIGNATURES...........................................................
                                                                       56




























                                      i




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

        The Bank was established as a state charted federally insured commercial bank on March 1, 1994 and opened for business November 21, 1994 on Roosevelt Road in Glen Ellyn. The Bank opened a second location in downtown Wheaton on November 21, 1998. The Bank provides banking services common to the industry, including but not limited to, demand, savings and time deposits, loans, mortgage loan origination, cash management, electronic banking services, internet banking services including bill payment, Community Investment Center services, and debit cards. The Bank serves a diverse customer base including individuals, businesses, governmental units, and institutional customers located primarily in Wheaton and Glen Ellyn and surrounding communities in DuPage County, Illinois. The Bank has banking offices in Glen Ellyn, and Wheaton, Illinois.

   COMPETITION

        Active competition exists in all principal areas where the Company and its subsidiary operate, not only with other commercial banks, finance companies and mortgage bankers, but also with savings and loan associations, credit unions, and other financial service companies serving the Company's market area. The principal methods of competition between the Company and its competitors are price and service. Price competition, primarily in the form of interest rate competition, is a standard practice within the Company's market place as well as the financial services industry. Service, expansive banking hours, and product quality are also significant factors in competing and allow for differentiation from competitors.

        Deposits in the Bank are well balanced, with a large customer base and no dominant segment of accounts. The Bank's loan portfolio is also characterized by a large customer base, including loans to commercial, not for profit and consumer customers, with no dominant relationships. There is no readily available source of information that delineates the market for financial services offered by non-bank competitors in the Company's market.

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

        Deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC") and are subject to the provisions of the Federal Deposit Insurance Act. Under the FDIC's risk-based insurance assessment system, each insured bank is placed in one of nine risk categories based on its level of capital and other relevant information. Each insured bank's insurance assessment rate is then determined by the risk category in which it has been classified by the FDIC. There is currently a 27 basis point spread between the highest and lowest assessment rates, so that banks classified as strongest by the FDIC are subject in 2002 to no insurance assessment, and banks classified as weakest by the FDIC are subject to an insurance assessment rate of 0.27%. In addition to its insurance assessment, each insured bank is subject in 2002 to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout. The first quarter 2002 debt service assessment was 0.0196%.

        Banking regulations restrict the amount of dividends that a bank may pay to its stockholders. At December 31, 2001, subject to minimum regulatory capital guidelines, the Bank could, without prior approval of regulatory authorities or the Company's lender, declare dividends of approximately $1,000,000.

   THE COMPANY'S BANKING SUBSIDIARY

        The Bank is regulated by the FDIC, as its primary federal regulator. The Bank is subject to the provisions of the Federal Deposit Insurance Act and examination by the FDIC. As an Illinois state chartered bank, the Bank is also subject to examination by the Illinois Office of Banks and Real Estate. The examinations by the various regulatory authorities are designed for the protection of bank depositors.

        The federal and state laws and regulations generally applicable to the Bank regulate, among other things, the scope of business, its investments, reserves against deposits, the nature and amount of and collateral for loans, and the location of banking offices and types of activities which may be performed at such offices.

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

   CAPITAL REQUIREMENTS

        All federal bank regulatory agencies have adopted risk-based capital guidelines. These guidelines establish required levels of capital that are monitored by certain ratios. Capital is divided into two components: Tier 1 capital which includes common stock, additional paid-in capital, retained earnings and certain types of perpetual preferred stock less goodwill; and Tier 2 capital which includes, among other things, limited life preferred stock, subordinated debt, limited amounts of unrealized gains on equity securities, and the allowance for loan losses. These components of capital are compared to both total assets as reported on the balance sheet and assets that have been adjusted to compensate for associated risk to the organization. The guidelines require a tangible leverage capital ratio (defined as Tier 1 capital to average assets) of 3.00% for bank holding companies and banks that meet certain specified criteria, including having the highest regulatory rating. All other banking organizations are required to maintain a leverage ratio of at least 4.0%. The Company had a tangible leverage capital ratio of 6.5% as of December 31, 2001. The guidelines require a total capital ratio (defined as the total of both Tier 1 and Tier 2 capital to risk weighted assets) of 8.0%. The Company had a total capital to risk weighted assets ratio of 10.1% as of December 31, 2001. The guidelines also require a Tier 1 ratio (defined as Tier 1 capital to risk weighted assets) of 4.00%. The Company had a Tier 1 ratio of 8.7% as of December 31, 2001. The regulatory requirements are considered minimums and actual ratios should be commensurate with the level and nature of all risks of a company (as determined by the regulatory agencies). Regulators generally expect organizations that are experiencing internal growth or are making acquisitions to maintain capital levels substantially above the minimum supervisory levels and comparable to peer groups, without significant reliance on intangible assets. Management intends to continue its emphasis on a strong capital position.

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

   FINANCIAL MODERNIZATION LEGISLATION

        On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "GLB Act"), a sweeping piece of financial services reform legislation that for the first time will permit commercial banks to affiliate with investment banks and insurance companies through a holding company structure and will greatly expand the range of activities in which bank affiliates and subsidiaries may engage. The GLB Act repeals key provisions of the Glass-Steagall Act of 1933 that have heretofore prohibited banks from affiliating with entities engaged principally in securities underwriting activities and overrides those state laws that prohibit affiliations of banks and insurance companies or either discriminate against or have a substantially adverse effect on banks selling insurance.

        The GLB Act amends the BHC Act to authorize new "financial holding companies" ("FHCs"). Under the FHC provisions of the GLB Act, a BHC can qualify to become an FHC if all of its bank and thrift subsidiaries are well capitalized and well managed and have a CRA rating of "satisfactory" or better. Once a BHC becomes an FHC, it is permitted to conduct any securities, insurance and merchant banking activities, as well as any other activities that are "financial in nature" or incidental or complementary to a financial activity, such as developing financial software, hosting internet web sites relating to financial matters and operating a travel agency. Under the regulatory structure prescribed by the GLB Act, the Federal Reserve will act as the "umbrella regulator" for the FHC, with each FHC subsidiary subject to supervision and regulation by its own functional regulator or agency.

        The GLB Act also gives banks the option of conducting certain newly-permitted financial activities in a subsidiary rather than using an FHC. Banks that satisfy the well capitalized well managed and CRA requirements applicable to FHCs will be able to establish "financial subsidiaries" that are permitted to conduct all financial activities as agency and some financial activities as principal such as securities underwriting. The main activities in which financial subsidiaries are prohibited from engaging are insurance underwriting, real estate development and, at least for the next five years, merchant banking.

        In addition to enabling banks and their holding companies to conduct a wide range of financial activities, the GLB Act also contains a number of privacy requirements with which banks and other financial institutions must comply. Under the GLB Act, all financial institutions must adopt a privacy policy and make its policy known to those who become new customers and provide annual disclosure of its policy to all of its customers. They must also give their customers the right to "opt out" whenever they want to disclose nonpublic customer information to non-affiliates. An exception to this opt out requirement is made where the third party is performing services on behalf of the financial institution or pursuant to a joint agreement. Financial institutions are also required to take such steps as are necessary to insure the security and confidentiality of customer records and information and to protect against unauthorized access to or use of such records or information.

   EMPLOYEES

        As of December 31, 2001, the Company and its subsidiary had a total of 50 full-time equivalent employees. None of these employees are subject to a collective bargaining agreement.

   LENDING ACTIVITIES

   General

        The Bank's loan portfolio is comprised primarily of real-estate mortgage loans, which includes loans secured by residential, multi-family and nonresidential properties. The Bank originates loans on real estate generally located in the Bank's primary lending area in central DuPage County, Illinois. In addition to portfolio mortgages, the Bank routinely originates and sells residential mortgage loans and servicing rights for other investors in the secondary market. The Bank services all of its portfolio loans and the Bank has not purchased mortgage servicing rights.

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

        The Bank, for secondary market residential loans, generally makes one-to-four family residential mortgage loans in amounts not to exceed 80% of the appraised value or sale price, whichever is less, of the property securing the loan, or up to 95% if the amount in excess of 80% of the appraised value is secured by private mortgage insurance, or 80% to 85% with an increased interest rate. The Bank usually receives a service release fee of 1.00% to 1.50 % on one-to-four family residential mortgage loans.

   Commercial Real Estate Lending

        Loans secured by commercial real estate totaled approximately $46.6 million, or 35.3% of the Bank's total loan portfolio, at December 31, 2001. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the property. Such appraised value is determined by independent appraisers previously approved by the Board of Directors of the Bank.

        The Bank's commercial real estate loans are permanent portfolio loans secured by improved property such as office buildings, retail stores, warehouses, churches, and other non-residential buildings. Of the commercial real estate loans outstanding at December 31, 2001, most are located within 10 miles of the Bank's offices in Wheaton and Glen Ellyn and were made to local customers of the Bank. In addition, borrowers generally must personally guarantee loans secured by commercial real estate. Commercial real estate loans generally have a 10 to 25 year amortization period and are made at rates based upon competitive local market rates, specific loan risk, and structure usage and type. Such loans generally have a five-year maturity.

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

   Construction Lending

        The Bank is actively engaged in construction lending. Such activity is generally limited to individual new residential home construction, residential home additions, and new commercial buildings. Currently, the majority of the Bank's new construction activity is in new residential construction.

        At December 31, 2001, the Bank had $9.3 million in construction loans outstanding or 7.0% of the loan portfolio of the Bank. The Bank presently charges both fixed and variable interest rates on construction and end loans. Loans, with proper credit, may be made for up to 80% of the anticipated value of the property upon completion. Funds are disbursed based upon percentage of completion as verified by an on-site inspection and generally through a local title company construction escrow account.

   Consumer Lending

        As community-oriented lenders, the Bank offers consumer loans for any worthwhile purpose. Although the Bank offers signature unsecured loans, consumer loans are generally secured by automobiles, boats, mobile homes, stocks, bonds, and other personal property. Consumer loans totaled $3.4 million or 2.6% of the total loan portfolio of the Bank at December 31, 2001. Consumer loans generally have higher yields than residential mortgage loans since they involve a higher credit risk and smaller volumes with which to cover basic costs.

   Home Equity Lending

        Home equity loans are generally made not to exceed 80% of the first and second combined mortgage loan to value. These loans, for the most part are revolving credit lines with minimum payment structure of interest only and a five-year term. The interest rate on these lines of credit adjusts at a rate based on the prime rate of interest. Additionally, the Bank offers five-year amortizing fixed rate home equity balloon loans for those who desire to limit interest rate risk. At December 31, 2001, the outstanding home equity loan balance was $24.1 million or 18.2% of the total loan portfolio of the Bank at December 31, 2001.

   Commercial Lending

        The Bank actively engages in general commercial lending within its market area. These loans are primarily revolving working capital lines, inventory loans, and equipment loans. The commercial loans are based on generally serving the needs of small businesses in the Bank's market area while limiting the Bank's business risks to reasonable bank lending standards. Commercial loans are made with both fixed and adjustable rates and are generally secured by equipment, accounts receivable, inventory, and other assets of the business. Personal guarantees generally support these credit facilities. The Bank also provides commercial and standby letters of credit to assist small businesses in their financing of special purchasing or bonding needs. Commercial letters of credit outstanding at year end totaled $819,000. Commercial loans totaled approximately $32.6 million or 24.6% of the Bank's total loan portfolio at December 31, 2001.

   FIVE YEAR FINANCIAL SUMMARY

                (Dollar amounts in thousands, except per share data)

                                                            2001            2000           1999           1998            1997
                                                            ----            ----           ----           ----            ----
                 STATEMENT OF INCOME
                 Interest income                          $11,458         $11,025         $7,900         $5,837         $ 4,818
                 Interest expense                           5,422           5,372          3,892          2,582           2,035
                                                           ------         -------         ------         ------         -------
                 Net interest income                        6,036           5,653          4,008          3,255           2,783

                 Provision for loan losses                   (393)           (365)          (265)          (240)           (237)
                 Noninterest income                         1,010             546            495            295             259
                 Noninterest expense                       (4,690)         (4,149)        (3,216)        (2,091)         (1,700)
                                                          -------         -------        -------        -------          ------

                 Income before income taxes                 1,963           1,685          1,022          1,219           1,105
                 Income tax expense                           615             601            374            443             383
                                                          -------         -------        -------        -------         -------
                 Net income                                $1,348          $1,084           $648           $776            $722
                                                          =======         =======        =======        =======         =======
                 BALANCE SHEET - YEAR-END BALANCES
                 Total assets                            $182,286        $167,913       $136,071        $96,252         $72,835
                 Securities                                21,420          40,536         33,303         20,542          12,626
                 Loans, net                               131,066         112,324         82,419         55,101          49,427
                 Deposits                                 165,815         139,359        121,244         89,425          66,810
                 Federal Home Loan Bank advances            2,000          13,300          5,500              -               -
                 Stockholders' equity                      11,601          10,131          8,703          6,028           5,222
                 BALANCE SHEET - AVERAGE BALANCES
                 Total assets                            $168,266        $148,857       $119,028        $80,930         $62,019
                 Securities                                24,668          37,028         33,504         17,313          13,057
                 Loans                                    121,781         100,084         69,154         50,674          41,743
                 Deposits                                 150,174         127,137        110,940         74,629          58,970
                 Federal Home Loan Bank advances            4,269           9,880            241              -               -
                 Stockholders' equity                      10,912           9,252          7,161          5,694           4,804
                 PER SHARE DATA <1>
                 Basic earnings per share                   $1.99           $1.60          $1.09          $1.40           $1.32
                 Diluted earnings per share                  1.97            1.59           1.08           1.40            1.32
                 Cash dividends per share                    0.10            0.10           0.10          0.075            0.10
                 Book value per share at year end           17.05           14.96          12.89          10.89            9.46
                 CASH DIVIDENDS AND AVERAGE SHARES
                 OUTSTANDING
                 Cash dividends                               $68             $68            $58            $42             $48
                 Weighted average common shares
                 outstanding <1>                          678,965         677,084        594,872        553,400         548,582
                 SELECTED FINANCIAL RATIOS
                 Average loans to average deposits          81.09%          78.72%         62.33%         67.90%          70.79%
                 Average equity to average assets            6.49%           6.22%          6.02%          7.04%           7.75%
                 Return on average assets                    0.80%           0.73%          0.54%          0.96%           1.16%
                 Return on average equity                   12.35%          11.72%          9.05%         13.63%          15.03%
                 Net interest margin <2>                     3.85%           4.08%          3.70%          4.40%           4.73%
                 Dividend payout ratio <3>                   5.04%           6.27%          8.95%          5.41%           6.65%

     <1>      Per share data and average common shares outstanding have been adjusted for the 2-for-1 stock split in 2000, the 15% stock dividend declared in 1997 and issued in 1998, and the 3-for-2 stock split in 1996.
     <2>      Net interest income divided by average interest-earning assets
     <3>      Cash dividends divided by net income

                                                                8




   ITEM 2.   PROPERTIES

        The following table sets forth information related to the Company's properties utilized in the Company's business. These properties are suitable and adequate for the Company's business needs.

                                                                                                    APPROXIMATE   OWNED/
      ENTITY                               DESCRIPTION       ADDRESS               CITY/STATE       SQUARE FEET   LEASED
      ------                               -----------       -------               ----------       -----------   -----
      Community Bank-Wheaton/Glen Ellyn    Main office       357 Roosevelt Road    Glen Ellyn, IL   10,000        Owned

      Community Bank-Wheaton/Glen Ellyn    Wheaton office    100 N. Wheaton Ave.   Wheaton, IL      12, 500       Owned

              In 2001, the Company purchased land in Glen Ellyn, Illinois from a partnership comprised of certain directors of the Company. The land is adjacent to the Company's office in Glen Ellyn, Illinois and can be used for future expansion or parking. Information regarding the Bank's investments in real estate mortgages can be found under the *"Lending Activities" caption of "Item 1 Business" of this report.

   ITEM 3.   LEGAL PROCEEDINGS

   Neither the Company nor the Bank is a party to, and none of their property is subject to, any material legal proceedings at this time.

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

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

   It has been a policy of the Company to pay only small to moderate dividends so as to retain earnings to support growth. Dividends for 2001 were $68,000 or 5.0% of after tax earnings. In 2000, dividends of $68,000 represented 6.3% of earnings. Dividends are paid quarterly. As part of the internal reorganization in 2000, the Company effected a 2-for-1 stock split.

   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   (All table dollar amounts in Item 6 are in thousands, except share data)

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

                                  OVERVIEW

   The Company is a bank holding company. Through its wholly-owned subsidiary bank, Community Bank Wheaton/Glen Ellyn (Bank), the Company provides financial and other banking services to customers located primarily in Wheaton and Glen Ellyn and surrounding communities in DuPage County, Illinois. The Company was formed for the purpose of providing financial flexibility as a holding company for the Bank.

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

                             FINANCIAL CONDITION

   AVERAGE ASSETS AND LIABILITIES

   Since its opening, the Bank has experienced consistent growth in deposits, earning assets, and total assets. Economic and demographic factors continued to be positive in the Company's market area in 2001. This environment was conducive to substantial loan and deposit growth in 2001. The continued development and customer acceptance of the Wheaton office facility also contributed significantly to loan and deposit growth in 2001.

   Total average assets were $168 million in 2001, an increase of 13% over the prior year. Average earning assets in 2001 were $157 million, an increase of $18 million, or 13%, over 2000. The average earning asset growth in 2001 is primarily due to an increase of $22 million in the loan portfolio, a 22% increase over 2000. This significant loan growth was funded by an increase in average deposits of $23 million during 2001. Average securities were $25 million in 2001, a decrease of $12 million or 33% from the prior year. This decrease was caused by a significant decline in interest rates causing many of the securities to be called. The Company's average investment in Federal Home Loan Bank of Chicago (FHLB) stock increased to $4 million in 2001 because the dividend yield was favorable compared to alternative investments.

   As shown in the average consolidated balance sheets for 2001 and 2000, deposit growth occurred in every category with the largest dollar growth occurring in money market accounts. The Company believes that the $13 million increase in average money market deposits, a 79% increase over 2000, was due both to declining customer confidence in the stock market and the competitive rates that the Company pays on money market deposit accounts. Also important in deposit growth were time deposit accounts. Growth of $7 million or 20% in average time deposits in 2001 was primarily due to competitive pricing in the marketplace.

   Average interest-bearing liabilities for the year 2001 were $137 million, an increase of 13% over 2000. Advances from the Federal Home Loan Bank (FHLB) decreased as a funding source, with average advances declining to $4 million in 2001 compared to $10 million in 2000. The FHLB advances decreased as a result of the influx of cash from called securities.

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

                                                           AVERAGE BALANCE SHEETS, YEILDS, AND RATES
                                                                   FOR THE YEAR ENDED DECEMBER 31
                                                              ----------------------------------------
                                                             2001                                      2000
                                                             ----                                      ----
                                                                             Yield/                                Yield/
                                                     Average                  Rate       Average                    Rate
                                                     Balance    Interest       (%)       Balance      Interest       (%)
                                                     -------    --------     ------      -------      --------     ------
      INTEREST-EARNING ASSETS:
      Federal funds sold                           $  6,848         $ 260       3.80%     $ 1,333          $ 82       6.15%
      Taxable securities                             18,730         1,120       5.98%      35,025         2,119       6.05%
      Tax-exempt securities                           5,938           298       5.02%       2,003           148       7.39%
      Loans                                         121,781         9,565       7.85%     100,084         8,675       8.67%
      FHLB Stock                                      3,346           215       6.43%          15             1       6.67%
                                                   --------      --------                --------     ---------

      Total interest-earning assets                 156,643        11,458       7.31%     138,460        11,025       7.96%

      NONINTEREST-EARNING ASSETS:
      Cash and due from banks                         6,225                                 4,677
      Premises and equipment                          5,175                                 5,073
      Allowance for loan losses                      (1,079)                                 (835)
      Other assets                                    1,302                                 1,482
                                                   --------                              --------
           Total noninterest-
             Earning assets                          11,623                                10,397
                                                   --------                              --------
           Total assets                            $168,266                              $148,857
                                                   ========                              ========

      INTEREST-BEARING LIABILITIES:
      Deposits
           NOW                                  $    21,850     $     291       1.33%   $  20,452     $     316       1.55%
           Savings                                   37,781         1,231       3.26%      37,355         1,496       4.00%
           Money market                              28,474         1,148       4.03%      15,924           784       4.92%
           Time                                      42,240         2,259       5.35%      35,150         1,994       5.67%
      FHLB advances                                   4,269           364       8.53%       9,880           642       6.50%
      Federal funds purchased and
      repurchase agreements                               5             0       4.28%       1,150            77       6.70%
      Notes payable                                   2,000           129       6.45%         665            63       9.47%
                                                   --------      --------                --------     ---------
           Total interest-bearing
              Liabilities                           136,619         5,422       3.97%     120,576         5,372       4.46%
                                                   --------      --------       -----    --------     ---------       -----

      NONINTEREST-BEARING LIABILITIES:
      Demand deposits                                19,829                                18,256
      Other liabilities                                 906                                   773
      STOCKHOLDERS' EQUITY                           10,912                                 9,252
                                                   --------                              --------

           Total liabilities and
             stockholders' equity                  $168,266                              $148,857
                                                   ========                              ========



                                                               13




      NET INTEREST INCOME                                       $   6,036                            $    5,653
                                                                =========                            ==========

      NET INTEREST SPREAD                                                       3.34%                                 3.50%
                                                                                =====                                 =====

      NET INTEREST INCOME TO AVERAGE
      INTEREST-EARNING ASSETS                                                   3.85%                                 4.08%
                                                                                =====                                 =====

   SECURITIES

   The securities portfolio is managed to provide liquidity and earnings in various interest rate cycles.


   The following table shows the weighted average interest rate for each security group as of December 31, 2001.

                                             U.S.          Mortgage-        States and          SBA
                                          Government         Backed          Political       Guaranteed
                                           Agencies        Securities     Subdivisions<1>       Pool          Total<1>
                                          ----------       ----------     ------------      -----------       -----
      Weighted average interest rate         6.22%            6.41%           7.06%            5.99%          6.56%

     <1> Fully taxable equivalent

     LOANS

   Loans represent the principal source of revenue for the Company. Risk is controlled through loan portfolio diversification and the avoidance of credit concentrations. Loans are made primarily within the Company's geographic market area. The loan portfolio is distributed among general business loans, commercial real estate, residential real estate, and consumer installment loans. The Company has no foreign loans, no highly leveraged transactions, and no syndicated purchase participations.

   The Company's loan portfolio by major category as of December 31 for each of the past two years is shown below.

                                                 2001         2000
                                                 ----         ----
    Real estate
         Commercial                            $46,638      $36,177
         Construction                            9,284        5,521
         Residential                            16,208       21,242
         Home equity                            24,087       20,916
                                              --------      -------
              Total real estate loans           96,217       83,856
    Commercial                                  32,551       26,260
    Consumer                                     3,425        3,221
                                              --------      -------
         Total loans                           132,193      113,337
    Deferred loan costs, net                        13           20
    Allowance for loan losses                   (1,140)      (1,033)
                                              --------      -------
         Loans, net                           $131,066     $112,324
                                              ========     ========

   LOAN MATURITIES AND RATE SENSITIVITY

   The following table sets forth the maturity distribution and interest rate sensitivity of certain loan categories at December 31, 2001.

                                                  Fixed       Average       Variable     Average      Total      Average
      Maturity (in years)                       Rate Loans      Rate       Rate Loans     Rate        Loans       Rate
      -------------------                       ----------    --------     ----------    -------      -----     --------
      Less than one                               $16,706       8.19%        $31,469      5.20%     $ 48,175      6.24%

      One to two                                   10,901       7.82           3,330      4.85        14,231      7.13
      Two to three                                 18,341       7.86           2,987      4.85        21,328      7.44
      Three to four                                15,191       8.15           4,570      4.81        19,761      7.38
      Four to five years                           17,280       7.62           6,694      4.94        23,974      6.87
                                                  -------                    -------                --------
      Total one to five years                      61,713       7.86          17,581      4.87        79,294      7.20
      Over five years                               1,123       6.87           3,601      7.80         4,724      7.58
                                                  -------                    -------                --------
      Totals                                      $79,542       7.92         $52,651      5.27      $132,193      6.86
                                                  =======                    =======                ========

   DEPOSITS

   The following table shows the maturity schedule for the Company's time deposits of $100,000 or more as of December 31, 2001.

                    Three months or less      $6,435
                    Three months through
                    six months                 3,765
                    Six months through
                    twelve months              3,877
                    Over twelve months           203
                                            --------
                                            $ 14,280
                                            ========

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

   Capital at the Bank level includes the following:

        1. In May 2000, the Bank obtained $1 million of floating-rate subordinated debt from another bank at a rate of .125% below prime. As of December 31, 2001, $600,000 of this subordinated debt qualifies as a component of total capital.

        2. At the holding company level, the Company established a $3 million variable rate revolving line of credit at 30 day LIBOR plus 1.75%. During December 2000, the Company drew $1 million on this line of credit and used the proceeds to make a $1 million capital contribution to the Bank. The line of credit was renewed with same terms in December 2001.

   These two measures, in addition to retained earnings, allowed the Bank to be categorized as well capitalized under all three of the banking regulators' prompt corrective action criteria at December 31, 2001 and 2000.

   The consolidated Company's capital levels exceed the regulatory requirements for capital adequacy at December 31, 2001.

   SHAREHOLDERS' EQUITY

   The Company's shareholders' equity increased $1,470,000, or 14.5%, from December 31, 2000 to December 31, 2001. Earnings of $1,348,000 were the primary source of this growth.

   The accumulated other comprehensive income, net of deferred taxes, increased $148,000 at December 31, 2001. This increase was primarily due to the decline in interest rates in 2001. Dividends of approximately $68,000 representing $0.10 per share were paid to shareholders during 2001.

   Shareholders' equity per share increased from $14.96 at December 31, 2000 to $17.05 per share at year-end 2001, a 14.0% increase.

                            RESULTS OF OPERATIONS

   OVERVIEW

   For the year ended December 31, 2001, the Company earned $1,348,000 or $1.99 per share, compared to $1,084,000 or $1.60 per share in 2000. This represents a 24.4% increase in net income over 2000. The earnings improvement in 2001 was primarily due to the combined effects of a 6.8% increase in net interest income and an 85.0% increase in noninterest income.

   SIGNIFICANT RATIOS

   Following are a number of significant ratios and other information generally used to examine performance of banks and bank holding companies. The consolidated ratios for the Company follow:

                                          2001      2000
                                          ----      ----

    Return on average assets <1>            .80%      .73%
    Return on average equity <2>          12.35%    11.72%
    Loan growth <3>                       16.69%    36.28%
    Deposit growth <3>                    18.98%    14.94%
    Net interest spread <4>                3.34%     3.50%
    Efficiency ratio <5>                  65.72%    66.90%

   <1>  Net income divided by average total assets

   <2>  Net income divided by average stockholders' equity
   <3>  Based on 2001 and 2000 year-end totals
   <4>  Yield on total average interest-earning assets minus the rate on total interest-bearing liabilities
   <5>  Total noninterest expense divided by the sum of net interest income and noninterest income (excluding gains and losses on sales of securities).

   Explanations for increased earnings, as well as other significant changes in income and expense, are summarized below.

   NET INTEREST INCOME

   Net interest income, the difference between total interest earned on earning assets and total interest expense on interest-bearing liabilities, is the Company's principal source of income. Net interest income is influenced by changes in the volume and yield on earning assets as well as changes in the volume and rates paid on interest-bearing liabilities. The Company attempts to favorably impact net interest income through investment decisions and monitoring interest rates offered to customers, including both loan and deposit products.

   Net interest income in 2001 was $6.0 million, compared to $5.7 in 2000. The Company's net interest income expressed as a percentage of average interest-earning assets (net interest margin) was 3.85% in 2001 compared to 4.08% in 2000. The $383,000 increase in net interest income in 2001 resulted from favorable changes in interest-earning asset and interest-bearing liability volumes of $880,000 and unfavorable rate variances of $497,000.

   Growth in average loans, the Company's highest yielding assets, was 22% in 2001. The yield on loans declined to 7.85% in 2001 compared to 8.67% in 2000. The yield on total earning assets was 7.31% in 2001 and 7.96% in 2000. Growth in average earning assets of 13% offset the lower yields earned on those assets, thus increasing interest income 4% to $11.5 million in 2001.

   Despite significant growth in all categories of interest bearing deposits and the significant decline in interest rates and a reduced reliance upon FHLB advances as a funding source, the cost of total interest bearing liabilities increased slightly in 2001. The rate on total interest-bearing liabilities decreased 49 basis points to 3.97%. Total interest expense increased 1% to $5,422,000 in 2001.

   The average national prime rate was approximately 6.93% in 2001 and 9.20% in 2000. During a year of successive interest rate declines, the Company's net interest spread decreased to 3.34% in 2001 compared to 3.50% in 2000. Net interest spread is defined as the yield on total interest-earning assets minus the rate on total interest-bearing liabilities. The Company maintained the ratio of average earning assets to average interest-bearing liabilities at 1.15% during both 2001 and 2000.

   The following table allocates changes in interest income and interest expense in 2001 compared to 2000 between amounts attributable to changes in rate and changes in volume for the various categories of interest-earning assets and interest-bearing liabilities. The changes in interest income and interest expense due to both volume and rate have been allocated proportionally.

                                                  Change     Change
                                         Total    Due to     Due to
                                        Change    Volume      Rate
                                        ------    ------     ------
    Interest-earning assets
    Loans                                $ 890    $ 1,757    $  (867)

    Securities
         Taxable                          (999)      (975)       (24)
         Tax-exempt                        150        211        (61)
    Federal funds sold                     178        220        (42)
    FHLB Stock                             214        214          0
                                         -----    -------     ------

    Total interest-earning assets          433      1,427       (994)

    Interest-bearing liabilities
    NOW deposits                           (25)        21        (46)
    Savings deposits                      (265)        17       (282)

    Money market deposits                  364        527       (163)

    Time deposits                          265        384       (119)
    FHLB advances                         (278)      (438)       160
    Federal funds purchased and
      repurchase Agreements                (77)       (56)       (21)
    Notes payable                           66         92        (26)
                                         -----    -------     ------
    Total interest-bearing liabilities      50        547       (497)
                                         -----    -------     ------
    Net interest income                  $ 383      $ 880     $ (497)


   PROVISION FOR LOAN LOSSES

   The provision for loan losses is determined by management through a quarterly evaluation of the adequacy of the allowance for loan losses. This evaluation takes various factors into consideration. The provision is based on management's judgment of the amount necessary to maintain the allowance for loan losses at an adequate level for probable incurred credit losses. In determining the provision for loan losses, management considers the Company's consistent loan growth and the amount of net charge-offs each year. Other factors, such as changes in the loan portfolio mix, delinquency trends, current economic conditions and trends, reviews of larger loans and known problem credits and the results of independent loan review and regulatory examinations are also considered by management in assessing the adequacy of the allowance for loan losses.

   The allowance for loan losses was $1.1 million, representing .86% of total loans, as of December 31, 2001, compared to an allowance of $1 million or .91% of total loans at year-end 2000.

   The Company uses a seven-point rating system for loans. This risk weighting is also used to track migration from one risk category to another.

   One measurement used by management in assessing the risk inherent in the loan portfolio is the level of nonperforming loans. Nonperforming loans are comprised of nonaccrual loans and other loans 90 days past due. Nonperforming loans and other assets were as follows at year end.

                            NONPERFORMING ASSETS

                                                     2001      2000
                                                     ----      ----

    Nonaccrual loans                                 $560      $331
    Other loans 90 days past due                        -         -
                                                     ----      ----
    Total nonperforming loans                         560       331
    Other real estate                                   -         -
                                                     ----      ----

         Total nonperforming assets                  $560      $331
                                                     ----      ----

    Nonperforming loans to
      total loans                                    .42%      .29%
    Allowance for loan losses to
      nonperforming loans                           2.04%     3.12%
    Total nonperforming assets to total
      stockholders' equity                          4.83%     3.27%
    Total nonperforming assets to
      total assets                                   .31%      .20%

   Impaired loans at December 31, 2001 and 2000 were $660,000 and $612,000 respectively. A portion of the allowance for loan losses has been allocated to each impaired loan. The allowance for loan losses allocated to impaired loans at December 31, 2001 and 2000 was $379,000 and $309,000, respectively. The average balance of impaired loans during 2001 and 2000 was approximately $636,000 and $398,000, respectively.

   The provision for loan losses in 2001 was influenced by continued loan growth and net charge offs of $286,000 compared to $13,000 in 2000. Levels of nonperforming loans are considered manageable at year end 2001 and 2000. Based on its analysis of the loan portfolio risks discussed above, including historical loss experience and levels of nonperforming loans, management believes that the allowance for loan losses is adequate at December 31, 2001.

   The following table details the component changes in the Company's allowance for loan losses for each of the past two years.

                                                 2001            2000
                                                 ----            ----

    Allowance, beginning of year                $1,033           $681

    Loans charged off:
         Commercial                               (241)             -
         Consumer                                  (45)           (13)
              Total charge-offs                   (286)           (13)

    Loan recoveries:
         Commercial                                  -              -
         Consumer                                    -              -
                                                ------         ------
              Total recoveries                       -              -
                                                ------         ------

    Net loan charge-offs                          (286)           (13)
    Provision for loan losses                      393            365
                                                ------         ------

    Allowance, end of year                      $1,140         $1,033
                                                ======         ======

         Net loan charge-offs to
         average loans                            .23%           .01%


   LOAN CONCENTRATION ANALYSIS

   Loan diversity is an important risk component. Below is a comparison of percentage of concentration by type of loan at yearend:

         TYPE                                     2001          2000
         ----                                     ----          ----

    Commercial real estate                         35%           32%
    Construction                                    7             5
    Residential real estate                        12            19
    Home equity                                    18            18
    Commercial                                     25            23
    Consumer                                        3             3
                                                  ---           ---
         Totals                                   100%          100%


   NONINTEREST INCOME

   Noninterest income consists primarily of service charges on customer deposit accounts, mortgage loan origination fees, and other service charges and fees. Total noninterest income for 2001 increased $464,000, or 85%, over the prior year. Year 2001 noninterest income of $1,010,000 represented 14.3% of revenues, net of interest expense, compared to 8.8% in 2000. The increase in the percentage of net revenue was a result of the substantial increase in mortgage loan origination activity combined with growth in deposit accounts and related service charges.

   Fees for originating mortgage loans for other investors were $282,000 in 2001 and $66,000 in 2000. Service charges on deposit accounts were $485,000 in 2001 and $325,000 in 2000. The increase in deposit service charges was primarily due to overdraft fees. Service charges on business checking accounts also increased as customers earned lower credits on their balances due to the low interest rate environment in 2001.

   NONINTEREST EXPENSE

   Noninterest expense consists of compensation, occupancy and equipment expense, data processing and other costs such as advertising and professional fees. Total noninterest expense increased 13% in 2001 compared to 2000. Significant factors affecting the expense increase are discussed below.

   Salaries and employee benefits, which represent the largest component of noninterest expense, were $2,563,000 and $2,120,000 in 2001 and 2000, respectively. Salaries and employee benefits increased by 20.9% in 2001, primarily attributable to increased staff. The Company had 50 and 45 full-time equivalent employees at December 31, 2001 and 2000, respectively. Other factors affecting increased compensation costs in 2001 were inflation and merit pay increases, an increase of $23,000 in the Company's contribution to its profit sharing plan, and rising health insurance costs.

   Occupancy and equipment expense increased 11.7% in 2001. Real estate taxes increased $17,000, due in part to the purchase of the 361-363 Roosevelt Road parcel which is contiguous to the Bank's Glen Ellyn Facility. This purchase allows for future expansion needs. Equipment depreciation costs increased $33,000 in 2001. This increase was due in part to additional equipment and furniture costs for new employees.

   Data processing costs were $332,000 and $357,000 in 2001 and 2000, respectively. Data processing decreased in 2001 due to a nonrecurring credit of $30,000 related to a contractual billing error by the bank's data processor.

   Professional fees increased $91,000 in 2001, primarily due to the Company's first full year of being a bank holding company and SEC registrant. Financial statement audit and review services increased as a result of related quarterly and annual reporting requirements.

   Other noninterest expenses were $783,000 and $849,000 in 2001 and 2000, respectively. The 7.7% decrease in 2001 is primarily due to lower FDIC insurance premiums and correspondent bank service charges.

   INCOME TAXES

   Income tax expense increased $14,000 or 2.3% in 2001. Income tax expense was 31% and 36% of pre-tax income in 2001 and 2000, respectively. The reduction in income tax expense as a percentage of pre-tax income is primarily due to the $150,000 increase in tax-exempt interest income in 2001.

                         ASSET/LIABILITY MANAGEMENT

   The primary objectives of the Company's asset/liability management policies are to:

        a)   Manage and minimize interest rate risk;
        b)   Manage the investment portfolio to maximize yield;
        c)   Assess and monitor general risks of operations; and
        d) Maintain adequate liquidity to meet the withdrawal requirements of depositors and the financing needs of borrowers.

   INTEREST RATE RISK

   The Company monitors and manages risks associated with changes in interest rates and mismatched asset and deposit maturities. Significant changes in rates can adversely affect net interest income, market value of securities, and the economic value of equity. Based on the Company's current simulation model, the following schedule indicates the estimated effects of an immediate rate shift of 100, 200 and 300 basis points as of December 31, 2001.

                                     100 Basis Point Rate Shift   200 Basis Point Rate Shift    300 Basis Point Rate Shift
                                     --------------------------   --------------------------    --------------------------
                                        Rates          Rates          Rates         Rates          Rates          Rates
                                        Down            Up            Down            Up            Down            Up
                                        -----          -----          -----         -----          -----          -----
      Net interest Income               +2.7%          -2.5%          +5.4%         -5.2%          +8.1%          -8.0%
      Market value of securities        +2.7%          -2.5%          +5.6%         -4.9%          +8.6%          -7.2%

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

   Management expects ongoing operating activities to continue to be a primary source of cash flows for the Company. For example, cash flows from operating activities exceeded accrual basis net income by $773,000 and $639,000 in 2001 and 2000, respectively. In addition, the Bank maintains open lines of credit for federal funds purchased, and secured borrowing facilities at the Federal Home Loan Bank of

   Chicago, Marshall & Isley Bank (M&I), Independent Bankers' Bank, and Firstar Bank. Management is confident that the Bank has adequate liquidity.

   A primary investing activity of the Company is the origination of loans. Loans made to customers, net of principal collections, were $19.1 million in 2001 and $30.3 million in 2000. The Company had the strongest loan growth in the commercial loan and commercial real estate categories with increase of $6.3 and 10.5 million, respectively.

   Deposits grew $26.5 million and $18.1 million in 2001 and 2000, respectively. Despite competition for deposits from the many financial institutions in the Company's market area, the company attracted increased deposit growth in every category in 2001.

   DIVIDENDS

   It has been a policy of the Company to pay only small to moderate dividends so as to retain earnings to support growth. Dividends for 2001 were $68,000 or 5.0% of net income. In 2000, dividends of $68,000 represented 6.3% of earnings. Dividends are paid quarterly.

   COMMITMENTS

   The following tables disclose contractual obligations and commercial commitments of the Company as of December 31, 2001:

                                                       Less Than                          After
                                           Total        1 Year        1 - 3 Years      4 - 5 Years        % Years
                                           -----       ---------      -----------      -----------        -------
      FHLB advances                        $ 2,000       $ 2,000        $                $               $
      Note payable                           2,000         1,000                           1,000
                                           -------       -------                         -------
      Total contractual
        cash obligations                   $ 4,000       $ 3,000                         $ 1,000

                                           Total
                                          Amounts      Less Than                                           Over
                                         Committed       1 Year        1 - 3 Years      4 - 5 Years       5 Years
                                         ---------     ---------       -----------      -----------       -------
      Lines of credit<1>                   $36,928       $21,240        $ 5,127          $10,365          $  196
      Standby letters of credit                819           814              5
      Loan commitments                       2,075         2,075
                                           -------       -------        -------          -------          ------
      Total commitments                    $39,822       $24,129        $ 5,132          $10,365          $  196

      Lines of credit <2, 3>               $ 3,000       $ 3,000

     <1> Line of credit obligations available to customers.
     <2> Line of credit obligation available to the Company through M&I Bank.
     <3> This amount does not include the Bank's unused line with the Federal Home Loan Bank of Chicago (FHLB) which is secured by a blanket lien on 1-4 family and multi-family mortgage loans, excess FHLB capital stock and delivered securities.  As such, the amount of this line varies with the amount of eligible collateral.

   ITEM 7.   FINANCIAL STATEMENTS


                       REPORT OF INDEPENDENT AUDITORS



   Board of Directors and Stockholders
   Community Financial Shares, Inc.
   Glen Ellyn, Illinois


   We have audited the accompanying consolidated balance sheets of Community Financial Shares, Inc. as of December 31, 2001 and 2000 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Financial Shares, Inc. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

   As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments on January 1, 2001 to conform with Statement of Financial Accounting Standards No. 133.


                                 Crowe, Chizek and Company LLP

   Oak Brook, Illinois
   January 25, 2002

                      COMMUNITY FINANCIAL SHARES, INC.
                         CONSOLIDATED BALANCE SHEETS
                         December 31, 2001 and 2000
                               (In thousands)

                                                                                         2001               2000
                                                                                         ----               ----
      ASSETS
      Cash and due from banks                                                          $  8,077            $  5,258
      Federal funds sold                                                                  6,500               2,652
                                                                                       --------            --------
               Cash and cash equivalents                                                 14,577               7,910

      Securities available-for-sale                                                      21,420              39,098
      Securities held-to-maturity                                                             -               1,438
      Loans, less allowance for loan losses of $1,140 and
        $1,033 in 2001 and 2000, respectively                                           131,066             112,324
      Federal Home Loan Bank stock                                                        8,477                 685
      Premises and equipment, net                                                         5,439               5,012
      Interest receivable and other assets                                                1,307               1,446
                                                                                       --------            --------
          Total assets                                                                 $182,286            $167,913
                                                                                       ========            ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Deposits
          Non-interest-bearing demand                                                 $  23,169          $  20,521
          NOW                                                                            24,981             22,082
          Money market                                                                   34,248             20,519
          Savings                                                                        41,100             34,732
          Time, $100 and over                                                            14,280             11,142
          Other time                                                                     28,037             30,363
                                                                                       --------           --------
              Total deposits                                                            165,815            139,359

      Federal Home Loan Bank advances                                                     2,000             13,300
      Notes payable                                                                       2,000              2,060
      Interest payable and other liabilities                                                870              3,063
                                                                                       --------           --------
          Total liabilities                                                             170,685            157,782

      Stockholders' equity
        Common stock                                                                          -                  -
        Paid-in capital                                                                   8,087              8,045
        Retained earnings                                                                 3,370              2,090
        Accumulated other comprehensive income (loss)                                       144                 (4)
                                                                                       --------           --------
            Total stockholders' equity                                                   11,601             10,131
                                                                                       --------           --------
            Total liabilities and stockholders' equity                                 $182,286           $167,913
                                                                                       ========           ========

                      COMMUNITY FINANCIAL SHARES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                   Years ended December 31, 2001 and 2000
                    (In thousands, except per share data)

                                                                              2001                          2000
                                                                              ----                          ----
      Interest income
        Loans                                                               $ 9,565                       $ 8,675
        Securities
        Taxable                                                               1,120                         2,090
            Exempt from federal income tax                                      298                           148
        Federal funds sold                                                      260                            82
        Federal Home Loan Bank dividends                                        215                            30
                                                                            -------                       -------
          Total interest income                                              11,458                        11,025
      Interest expense
        Deposits                                                              4,929                         4,590
        Federal Home Loan Bank advances and other borrowed funds                364                           642
        Notes payable                                                           129                            63
        Federal funds purchased and repurchase agreements                         -                            77
                                                                            -------                       -------
          Total interest expense                                              5,422                         5,372
                                                                            -------                       -------
      NET INTEREST INCOME                                                     6,036                         5,653
      Provision for loan losses                                                 393                           365
                                                                            -------                       -------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                     5,643                         5,288
      Noninterest income
        Service charges on deposit accounts                                     485                           325
        Mortgage origination fees                                               282                            66
        Other service charges and fees                                          236                           158
        Gain (loss) on sales of securities, net                                   7                            (3)
                                                                            -------                       -------
          Total noninterest income                                            1,010                           546
      Noninterest expense
        Salaries and employee benefits                                        2,563                         2,120
        Occupancy and equipment, net                                            657                           588
        Data processing                                                         332                           357
        Advertising and marketing                                               162                           133
        Professional fees                                                       193                           102
        Other operating expenses                                                783                           849
                                                                            -------                       -------
          Total noninterest expense                                           4,690                         4,149
                                                                            -------                       -------
      INCOME BEFORE INCOME TAXES                                              1,963                         1,685

      Income tax expense                                                        615                           601
                                                                            -------                       -------
      NET INCOME                                                            $ 1,348                       $ 1,084
                                                                            =======                       =======
      Basic earnings per share                                                $1.99                         $1.60
      Diluted earnings per share                                               1.97                          1.59

                      COMMUNITY FINANCIAL SHARES, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Years ended December 31, 2001 and 2000
                      (In thousands, except share data)

                                                                                           Accumulated
                                                                                              Other           Total
                                                     Common      Paid-in     Retained     Comprehensive   Stockholders'
                                                     Stock       Capital     Earnings     Income (Loss)       Equity
                                                     ------      -------     --------     -------------   -------------
      Balance at January 1, 2000                     $2,814       $5,209       $1,074        $(394)         $ 8,703

      Comprehensive income
          Net income                                      -            -        1,084            -            1,084
          Unrealized gain on
            securities available-for-
            sale, net of tax                              -            -            -          390              390
                                                                                                            -------
              Total comprehensive income                  -            -            -            -            1,474

      Cash dividends ($.10 per share)                     -            -          (68)           -              (68)

      Exercise of stock options                           8           14            -            -               22

      Internal reorganization -
          exchange of $8.33 par value
          stock for no par value stock
          (Note 1)                                   (2,822)       2,822            -            -                -
                                                     ------       ------       ------       ------          -------
      Balance at December 31, 2000                        -        8,045        2,090           (4)          10,131

      Comprehensive income                                -            -        1,348            -            1,348
          Net income
          Transfer of securities held-to-
            maturity to available-for-
            Sale, net of tax effects                      -            -            -            5                5
          Unrealized gain on
             securities available-for-
             sale, net of tax                             -            -            -          143              143
                                                                                                            -------
             Total comprehensive income                                                                       1,496

      Cash dividends ($.10 per share)                     -            -          (68)           -              (68)

      Exercise of stock options                           -           42            -            -               42
                                                     ------       ------       ------       ------          -------
      Balance at December 31, 2001                   $    -       $8,087       $3,370       $  144          $11,601
                                                     ======       ======       ======       ======          =======

                      COMMUNITY FINANCIAL SHARES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years ended December 31, 2001 and 2000
                               (In thousands)

   <CAPTION
                                                                                                 2001              2000
                                                                                                 ----              ----
      CASH FLOWS FROM OPERATING ACTIVITIES
          Net income                                                                            $1,348            $1,084
          Adjustments to reconcile net income to net cash provided by operating activities
            Discount accretion/premium amortization on securities, net                              (9)              (10)
            (Gain) loss on sales of securities, net                                                 (7)                3
            Federal Home Loan Bank stock dividends                                                 (92)              (25)
            Depreciation                                                                           343               297
            Provision for loan losses                                                              393               365
            Deferred loan origination fees and costs                                                 7                13
            Change in interest receivable and other assets                                         216              (328)
            Change in interest payable and other liabilities                                       (78)              324
                                                                                               -------           -------
                Net cash provided by operating activities                                        2,121             1,723

      CASH FLOWS FROM INVESTING ACTIVITIES
          Purchases of securities available-for-sale                                           (13,442)           (5,775)
          Maturities and calls of securities available-for-sale                                 29,649             1,244
          Sales of securities available-for-sale                                                 1,051               247
          Purchases of securities held-to-maturity                                                   -              (282)
          Maturities and calls of securities held-to-maturity                                        -                92
          Purchase of Federal Home Loan Bank stock                                              (7,700)             (373)
          Net increase in loans                                                                (19,142)          (30,283)
          Premises and equipment expenditures, net                                                (770)             (336)
          Increase in other assets                                                                (170)                -
                                                                                               -------           -------
              Net cash used in investing activities                                            (10,524)          (35,466)

      CASH FLOWS FROM FINANCING ACTIVITIES
          Increase in deposits                                                                  26,456            18,115
          Proceeds from Federal Home Loan Bank advances                                              -            13,300
          Repayments of Federal Home Loan Bank advances                                        (11,300)           (5,500)
          Proceeds from notes payable                                                                -             2,060
          Repayments of notes payable                                                              (60)                -
          Exercise of stock options                                                                 42                22
          Dividends paid                                                                           (68)              (68)
                                                                                               -------           -------
              Net cash provided by financing activities                                         15,070            27,929
                                                                                               -------           -------
      Net change in cash and cash equivalents                                                    6,667            (5,814)

      Cash and cash equivalents at beginning of year                                             7,910            13,724
                                                                                               -------           -------
      CASH AND CASH EQUIVALENTS AT END OF YEAR                                                 $14,577           $ 7,910
                                                                                               =======           =======





                                                               29





      Supplemental disclosures
          Interest paid                                                                         $5,544            $5,191
          Income taxes paid                                                                        842               631
          Securities available-for-sale purchased in 2000 with settlement dates in 2001              -             2,115
          Transfer of securities from held-to-maturity to available-for-sale                     1,443                 -

   NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
   POLICIES

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

   The Bank is chartered by the Illinois Commissioner of Banks and Real Estate and opened on November 21, 1994. The Bank provides a range of banking and financial services through its operation as a commercial bank with offices located in Wheaton and Glen Ellyn, Illinois. The Bank's primary activities include deposit services and commercial and retail lending. Interest income is also earned on investments in debt securities, Federal Home Loan Bank stock, federal funds sold, and short-term investments.

   Significant intercompany transactions and balances have been eliminated in consolidation.

   Internal financial information is primarily reported and aggregated as one line of business.

   USE OF ESTIMATES: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

   SECURITIES: Securities for which the Bank has the positive intent and ability to hold to maturity are reported at amortized cost.
   Securities are classified as available-for-sale when they might be sold before maturity. Securities available-for-sale are carried at fair value. Unrealized holding gains and losses on securities available-for-sale are reported in other comprehensive income. Gains and losses on the sale of securities available-for-sale are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Federal Home Loan Bank stock is carried at cost.

   NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

   A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

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

   NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   STATEMENT OF CASH FLOWS: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Most federal funds are sold for one-day periods. Net cash flows are reported for customer loan and deposit transactions.

   EARNINGS PER SHARE: Basic earnings per share equals net income divided by the weighted average number of shares outstanding during the year. Diluted earnings per share further assumes the dilutive effect of any additional potential shares, such as those issuable under stock options. Earnings and dividends per share are restated for the retroactive effects of stock splits and stock dividends, including the 2-for-1 stock split resulting from the merger of the Holding Company and the Bank in 2000.

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

   NEW ACCOUNTING PRONOUNCEMENT: A new accounting standard requires all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002 will have no effect on the Company's financial statements. The Company had no intangible assets during 2001 and 2000.

   NOTE 2 - CASH AND CASH EQUIVALENTS

   Cash and cash equivalents at December 31, 2001 include $7,041,000 of balances and federal funds due from Independent Bankers Bank of Illinois and $5,938,000 of balances due from M&I Bank.

   At year-end 2001, reserves of $1,019,000 were required as deposits with the Federal Reserve Bank of Chicago or as vault cash. These reserves do not earn interest.

   NOTE 3 - SECURITIES

   The amortized cost and fair value of securities at year end are as follows:

                                                                              Gross         Gross
                                                             Amortized     Unrealized     Unrealized        Fair
      2001                                                     Cost           Gains         Losses         Value
      ----                                                   --------      ----------     ----------       -----
      Securities available-for-sale
          U.S. government agencies                             $5,450        $  156       $      -        $ 5,606
          States and political subdivisions                     7,909            66            (85)         7,890
          Mortgage-backed                                       5,678           103            (15)         5,766
          SBA guaranteed                                        2,148            16             (6)         2,158
                                                               ------        ------         ------         ------
                                                              $21,185       $   341          $(106)       $21,420
                                                              =======       =======         ======        =======
      2000
      ----
      Securities available-for-sale
          U.S. government agencies                            $29,501       $    47        $  (124)      $ 29,424
          States and political subdivisions                     4,560            30             (2)         4,588
          Mortgage-backed                                       3,992            48              -          4,040
          Mutual funds                                          1,051             -             (5)         1,046
                                                              -------       -------        -------        -------
                                                              $39,104       $   125        $  (131)       $39,098
                                                              =======       =======        =======        =======
      Securities held-to-maturity
          States and political subdivisions                   $ 1,438       $     6        $    (1)       $ 1,443
                                                              =======       =======        =======        =======

     Securities classified as "U.S. government agencies" in the tables above include notes issued by government-sponsored enterprises such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Bank, and Student Loan Marketing Association.

   The SBA guaranteed securities are pools of the loans guaranteed by the Small Business Administration.

   Mutual funds held by the Company invest primarily in mortgage-backed securities.

   The amortized cost and fair values of securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.
                                                Amortized      Fair
                                                   Cost        Value
                                                ---------      -----
    Securities available-for-sale
        Due in one year or less                    $2,082       $2,131
        Due after one year through five years       4,158        4,276
        Due after five years through ten years      2,269        2,301
        Due after ten years                         4,850        4,788
        Mortgage-backed                             5,678        5,766
        SBA guaranteed                              2,148        2,158
                                                  -------      -------
                                                  $21,185      $21,420
                                                  =======      =======

   Securities with a carrying value of approximately $5,323,000 and $25,767,000 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and Federal Home Loan Bank advances and for other purposes as required or permitted by law.

   Sales of securities were as follows:
                                                  2001       2000
                                                  ----       ----

    Proceeds                                    $1,051       $247
    Gross gains                                      7          -
    Gross losses                                     -          3

   Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. As permitted by SFAS No. 133, the Company reclassified its securities held-to-maturity to securities available-for-sale. The securities that were reclassified had an amortized cost of $1,438,000 and a fair value of $1,443,000 at January 1, 2001. The Company did not engage in hedging activities in 2001 or 2000.

   NOTE 4 - LOANS

   The Company has a geographic concentration of loan and deposit customers within the Chicagoland area. Most loans are secured by specific items of collateral including commercial and residential real estate and other business and consumer assets. Commercial loans are expected to be repaid from cash flow from operations of businesses. Loans consisted of the following at year end:

                                                2001            2000
                                                ----            ----

    Real estate
        Commercial                           $46,638          $36,177
        Construction                           9,284            5,521
        Residential                           16,208           21,242
        Home equity                           24,087           20,916
                                             -------          -------
            Total real estate loans           96,217           83,856
    Commercial                                32,551           26,260
    Consumer                                   3,425            3,221
                                            --------         --------
        Total loans                          132,193          113,337
    Deferred loan costs, net                      13               20
    Allowance for loan losses                 (1,140)          (1,033)
                                            --------         --------
           Loans, net                       $131,066         $112,324
                                            ========         ========

   Impaired loans at December 31, 2001 and 2000 were $660,000 and $612,000, respectively. A portion of the allowance for loan losses has been allocated to each impaired loan. The portion of the allowance for loan losses allocated to impaired loans at December 31, 2001 and 2000 was $379,000 and $309,000, respectively. The average balance of impaired loans during 2001 and 2000 was approximately $636,000 and $398,000, respectively. Interest income recognized on impaired loans in 2001 and 2000 was not material.

   Loans to executive officers and directors of the Bank and their affiliates totaled $974,000 and $1,058,000 at December 31, 2001 and 2000, respectively.

   Some financial instruments with off-balance-sheet risk are issued in the normal course of business to meet financing needs of customers. These financial instruments include unused lines of credit, commitments to make loans, and standby letters of credit. These commitments to extend credit usually have expiration dates and may expire without being used. Exposure to credit loss in the event of nonperformance by the other parties to these financial instruments is represented by the contractual amount of the instruments, although material losses are not anticipated. The same credit policy is used to make such commitments as for on-balance-sheet items. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower and may include commercial and residential real estate and other business and consumer assets.

   The contract amounts of these financial instruments are summarized as follows at year end:
                                                 2001       2000
                                                 ----       ----
    Financial instruments whose contract
    amounts represent credit risk
          Unused lines of credit              $36,928    $27,233
          Commitments to make loans             2,075      3,170
          Standby letters of credit               819        725


   Commitments to make loans at December 31, 2001 included $1,825,000 at fixed rates ranging from 7.0% to 7.5%.

   Activity in the allowance for loan losses is summarized below:

                                                 2001       2000
                                                 ----       ----

    Balance at beginning of year               $1,033    $   681
    Provision for loan losses                     393        365
    Charge-offs                                  (286)       (13)
    Recoveries                                      -          -
                                               ------    -------

        Balance at end of year                 $1,140     $1,033
                                               ======     ======

   NOTE 5 - PREMISES AND EQUIPMENT

   Premises and equipment consisted of the following at year end:

                                                 2001       2000
                                                 ----       ----
    Land                                       $1,551     $1,095
    Building                                    3,504      3,324
    Furniture and equipment                     1,589      1,455
                                              -------     ------
         Total cost                             6,644      5,874
    Accumulated depreciation                   (1,205)      (862)
                                               ------     ------

         Net book value                        $5,439     $5,012
                                               ======     ======

   In 2001, the Company purchased land in Glen Ellyn, Illinois from a partnership comprised of certain directors of the Company. The land is adjacent to the Company's office in Glen Ellyn, Illinois and can be used for future expansion or parking.

   NOTE 6 - DEPOSITS

   At December 31, 2001, scheduled maturities of certificates of deposits are as follows:

           2002                            $35,550
           2003                              4,910
           2004                                799
           2005                                610
           2006                                448
                                           -------
                                           $42,317
                                           =======


   NOTE 7 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

   Advances from the Federal Home Loan Bank of Chicago were as follows at year end:

                                                                                           2001            2000
                                                                                           ----            ----
      Fixed rate advance at 7.47%, maturing May 17, 2001                              $        -          $  2,700
      Fixed rate advance at 6.30%, maturing June 6, 2002                                   2,000             2,000
      Variable rate open line of credit                                                        -             8,600
                                                                                          ------           -------
                                                                                          $2,000           $13,300
                                                                                          ======           =======

   NOTE 8 - NOTES PAYABLE

   Notes payable consist of the following at year end:


                                                                                           2001               2000
                                                                                           ----               ----
      Line of credit for $3,000; maturing on December 26, 2002; interest due monthly at a variable market interest rate; secured by all common stock of
      the Bank.                                                                            $1,000           $1,000

      Unsecured revolving line of credit for $60; matured.                                      -               60

      Subordinated debt, unsecured, maturing May 7, 2005; interest due quarterly
      at prime less 12.5 basis points.                                                      1,000            1,000
                                                                                           ------           ------
                                                                                           $2,000           $2,060
                                                                                           ======           ======

   The $3,000,000 line of credit is extended to the Holding Company and includes the following covenants: (1) the Bank shall at all times be well capitalized; (2) the Bank shall generate net income of at least $750,000 for 2000 and 2001; and (3) the Bank shall maintain a ratio of non-performing loans divided by total loans not to exceed 2%. The Company complied with these covenants at December 31, 2001.

   The $60,000 line of credit was a Holding Company obligation.

   NOTE 9 - STOCKHOLDERS' EQUITY

   The Company has 900,000 authorized shares of common stock. The common stock has no par value.

   A summary of common stock shares issued and outstanding follows:

                                                                                   2001             2000
                                                                                   ----             ----
      Shares outstanding, beginning of year                                     677,178          337,674
      Effect of Holding Company formation and exchange
        of two Holding Company shares for each Bank share                             -          337,674
      Exercise of stock options                                                   3,355            1,830
                                                                                -------          -------
            Shares outstanding, end of year                                     680,533          677,178
                                                                                =======          =======

     NOTE 10 - CAPITAL REQUIREMENTS

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

                                 Capital to Risk
                                 Weighted Assets           Tier 1
                                 ---------------         Capital to
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


   The actual capital levels and minimum required levels for the consolidated Company and the Bank were as follows at December 31:

                                                                                   Minimum
                                                                                 for Capital              Minimum
                                                                                   Adequacy             to Be Well
                                                              Actual               Purposes             Capitalized
                                                              ------             -----------            -----------
                                                         Amount     Ratio     Amount      Ratio     Amount      Ratio
                                                         ------     -----     ------      -----     ------      -----
      2001
      ----
        Total capital (to risk-weighted assets)
          Consolidated Company                           $13,197      10.1%   $10,479       8.0%    $13,098        10.0%
          Bank                                            14,103      10.8     10,467       8.0      13,084        10.0
        Tier 1 capital (to risk-weighted assets)
          Consolidated Company                            11,457       8.7      5,239       4.0       7,859         6.0
          Bank                                            12,363       9.4      5,234       4.0       7,851         6.0
        Tier 1 capital (to average assets)
          Consolidated Company                            11,457       6.5      7,085       4.0       8,856         5.0
          Bank                                            12,363       7.0      7,082       4.0       8,853         5.0
      2000
      ----
        Total capital (to risk-weighted assets)
          Consolidated Company                           $12,168       9.8%    $9,915       8.0%    $12,394        10.0%
          Bank                                            13,214      10.7      9,915       8.0      12,394        10.0
        Tier 1 capital (to risk-weighted assets)
          Consolidated Company                            10,135       8.2      4,957       4.0       7,437         6.0
          Bank                                            11,181       9.0      4,957       4.0       7,437         6.0
        Tier 1 capital (to average assets)
          Consolidated Company                            10,135       6.3      6,395       4.0       7,994         5.0
          Bank                                            11,181       7.1      6,395       4.0       7,994         5.0

     Banking regulations and the Holding Company's debt agreement limit the amount of dividends the Bank can pay. Dividends from the Bank are the Holding Company's primary source of cash. At December 31, 2001, approximately $1,000,000 of the Bank's retained earnings are available to pay dividends to the Holding Company without prior approval from the banking regulators and the Holding Company's lender.

   At December 31, 2001, the Bank was categorized by its regulators as well capitalized in accordance with the regulatory criteria discussed above. Management is not aware of any conditions or events since the most recent notification that would change the Bank's category at December 31, 2001.

   NOTE 11 - RETIREMENT PLANS

   The Company maintains a profit sharing/401(k) plan, which covers substantially all employees. Employees may contribute up to 15% of their compensation, as defined, to the plan. Employer contributions to the plan are determined at the discretion of the Board of Directors. Annual employer contributions are charged to expense. Profit sharing/401(k) expense was $146,000 and $123,000 in 2001 and 2000, respectively.

   The Company also maintains a nonqualified retirement program for directors. Expense for the directors' retirement program was $22,000 and $23,000 in 2001 and 2000, respectively.

   Under agreements with the Company, certain members of the Board of Directors have elected to defer their directors' fees. Since the inception of these agreements several years ago, the cumulative amount of deferred directors' fees (included in other liabilities on the Company's balance sheet) was $174,000 and $134,000 at December 31, 2001 and 2000, respectively. The liabilities for the nonqualified retirement program for directors and for directors' deferred fees are not secured by any assets of the Company. Deferred directors' fees accounts are credited with interest (7% at December 31, 2001).

   NOTE 12 - INCOME TAXES

   Income tax expense consists of the following:

                                                                                2001                                2000
                                                                                ----                                ----
            Currently payable tax
              Federal                                                           $600                                $680
              State                                                              107                                  86
            Deferred tax (benefit)                                               (92)                               (165)
                                                                                ----                                ----
            Income tax expense                                                  $615                                $601
                                                                                ====                                ====

     Income tax expense differs from federal statutory rates applied to financial statement income due to the following:

                                                                                2001                                2000
                                                                                ----                                ----
            Federal rate of 34% times financial
             statement income before income taxes                               $667                                $573
            Add (subtract) effect of
                Tax-exempt income, net of
            nondeductible interest expense                                       (88)                                (60)
                State income tax, net of federal
                  benefit                                                         68                                  33
                Other items, net                                                 (32)                                 55
                                                                                ----                                ----
                  Income tax expense                                            $615                                $601
                                                                                ====                                ====

   Year-end deferred tax assets and liabilities were due to the following:

                                                                                2001                                2000
                                                                                ----                                ----
            Deferred tax assets
              Allowance for loan loses                                          $370                                $357
              Deferred compensation                                              100                                  76
              Net unrealized losses on securities
                available-for-sale                                                 -                                   2
              Other                                                               21                                   -
                                                                                ----                                ----
                Total                                                            491                                 435
            Deferred tax liabilities
              Accumulated depreciation                                           115                                 128
              Deferred loan fees and costs, net                                   19                                  18
              Accrual to cash basis adjustments                                  150                                 225
              Federal Home Loan Bank stock
                dividends                                                         92                                  10
              Net unrealized gains on securities                                                                       -
                available-for-sale                                                91
              Other                                                               16                                  45
                                                                                ----                                ----
                Total                                                            483                                 426
                                                                                ----                                ----
            Net deferred tax assets                                             $  8                                $  9
                                                                                ====                                ====

   NOTE 13 - EARNINGS PER SHARE

   The factors used in the earnings per common share computation follow:

                                                                                      2001                    2000
                                                                                      ----                    ----
      Basic
        Net income                                                                   $  1,348                $  1,084
                                                                                     ========                ========
      Weighted average common shares outstanding                                      678,965                 677,084
                                                                                     ========                ========
      Basic earnings per share                                                          $1.99                   $1.60
                                                                                     ========                ========
      Diluted
        Net income                                                                    $ 1,348                $  1,084
                                                                                     ========                ========
        Weighted average common shares outstanding for
          basic earnings per share                                                    678,965                 677,084
        Add dilutive effects of assumed exercise of
          stock options                                                                 3,638                   3,972
                                                                                     --------                --------
      Average shares and dilutive potential common shares                             682,603                 681,056
                                                                                     ========                ========
      Diluted earnings per share                                                     $   1.97                $   1.59
                                                                                     ========                ========

   NOTE 14 - STOCK OPTIONS

   In 1996, the Company adopted a nonqualified stock option plan (the
   Plan) to attract, retain, and reward senior officers and directors and provide them with an opportunity to acquire or increase their ownership interest in the Company. The Plan was amended in 1999 and 2001. All share data has been adjusted to reflect the 2-for-1 stock split in 2000 upon consummation of the internal reorganization.
   Under terms of the Plan, options for 40,400 shares of common stock were authorized for grant. At December 31, 2001, 7,680 options are available for future grants. Options cannot be granted at exercise prices less than the fair market value of the stock at the grant date. Options granted under the Plan vest incrementally over periods of 5 to 10 years. The options also vest when the recipient attains age 72 or in the event of a change of control (as defined). The term of each option is ten years.

   A summary of the activity in the Plan follows:

                                                                         2001                           2000
                                                                         ----                           ----
                                                                               Weighted                       Weighted
                                                                               Average                         Average
                                                                               Exercise                       Exercise
                                                                Shares          Price          Shares           Price
                                                                ------         --------        ------         --------
      Outstanding at beginning of year                          20,900         $16.65          20,710           $15.18
      Granted                                                    4,600          26.39           4,400            23.18
      Exercised                                                 (3,355)         12.42          (1,830)           12.20
      Forfeited                                                 (1,900)         20.43          (2,380)           19.28
                                                               -------                         ------
      Outstanding at end of year                                20,245          19.22          20,900            16.65
                                                               =======                        =======
      Weighted-average fair value of
        options granted during year                              $5.63                          $5.73

   Options outstanding at December 31, 2001 were as follows:

                                                                                                          Weighted
                                                                                                           Average
                                                                                                          Remaining
                                                         Outstanding             Exercisable             Contractual
                            Exercise Price                 Options                 Options              Life in Years
                            --------------               -----------             -----------            -------------
                                $11.67                        5,100                 3,800                    4.50
                                $13.25                        1,150                   860                    4.50
                                $18.75                        3,120                   840                    7.80
                                $20.00                        2,925                   300                    7.30
                                $21.00                        1,950                   100                    8.10
                                $22.50                        1,000                    50                    8.40
                                $25.00                        1,400                   120                    8.70
                                $26.00                        2,900                     -                    9.50
                                $28.00                          700                     -                    9.80
                                                             ------                 -----                    ----
                                                             20,245                 6,070                    7.11
                                                             ======                 =====

                                                               43




   NOTE 14 - STOCK OPTIONS (Continued)

   The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date:

                                              2001              2000
                                              ----              ----
        Risk-free interest rate              4.55%             6.29%
        Expected option life               5 years           5 years
        Dividend yield                        .37%              .44%


   The pro forma effects of stock option awards, using the fair value accounting method prescribed in Statement of Financial Accounting Standards No. 123, were less than 2% of net income in 2001 and 2000. The pro forma effects may increase in the future if more options are granted.

   NOTE 15 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

   The carrying amount and estimated fair value of financial instruments at year end are as follows:

                                                           ----2001----                           ----2000----
                                                               ----                                   ----
                                                   Carrying               Fair             Carrying              Fair
                                                    Value                Value              Value               Value
                                                   --------              -----             --------             -----
      Financial Assets
        Cash and cash equivalents                    $14,577             $14,577             $7,910              $7,910
        Securities available-for-sale                 21,420              21,420             39,098              39,098
        Securities held-to-maturity                        -                   -              1,438               1,443
        Loans receivable, net                        131,066             131,599            112,324             111,889
        Federal Home Loan Bank stock                   8,477               8,477                685                 685
        Accrued interest receivable                      866                 866              1,224               1,224
      Financial liabilities
        Deposits                                     165,815             166,681            139,359             139,532
        Federal Home Loan Bank advances                2,000               2,013             13,300              12,984
        Notes payable                                  2,000               2,000              2,060               2,060
        Accrued interest payable                         256                 256                391                 391

   The methods and assumptions used to estimate fair value are described as follows:

   Carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable and payable, deposits due on demand, variable rate loans, and notes payable. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans and time deposits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. The fair value of fixed rate Federal Home Loan Bank advances is based on current rates for similar financing. The fair value of off-balance-sheet items, which is based on the current fees or cost that would be charged to enter into or terminate such arrangements, is immaterial.

   NOTE 15 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
             (Continued)

   While the above estimates are based on management's judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of these items on the respective dates, the fair values would have been achieved, because the market value may differ depending on the circumstances. The estimated fair values at year end should not necessarily be considered to apply at subsequent dates. Other assets and liabilities that are not financial instruments, such as premises and equipment, are not included in the above disclosures. Also, nonfinancial instruments typically not recognized on the balance sheet may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposits, the trained workforce, customer goodwill, and similar items.

   NOTE 16 - OTHER COMPREHENSIVE INCOME

   Other comprehensive income components and related taxes were as follows.

                                                                                           2001                     2000
                                                                                           ----                     ----
                Holding gains on securities available-for-sale                            $ 243                     $634
                Change in unrealized gains (losses) on securities
                  resulting from the reclassification of securities from
                  held-to-maturity to available-for-sale                                      5                        -
                Reclassification adjustments for gains and losses later
                  recognized in income                                                       (7)                       3
                                                                                           ----                     ----
                Net unrealized gains                                                        241                      637
                Tax effect                                                                  (93)                    (247)
                                                                                           ----                     ----
                Other comprehensive income                                                 $148                     $390
                                                                                           ====                     ====

   NOTE 17 - CONTINGENCIES

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

   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                  PART III


   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                           DIRECTORS OF THE ISSUER

                                                                                                                  DIRECTOR
                                                 NAME AND BACKGROUND                                               SINCE
                                                 -------------------                                              --------
      William F. Behrmann, age 58, has been co-owner and Vice-President of McChesney & Miller, Inc., located
      in Glen Ellyn, Illinois (a grocery store and market) since October 1959.................................      1994

      H. David Clayton, DVM, age 62, has been a veterinarian and President of Glen Ellyn Animal Hospital, located in Glen Ellyn, Illinois (a veterinary medical and surgery clinic) since
      May 1966................................................................................................      1994

      Raymond A. Dieter, Jr., MD, age 67, has been a surgeon with the Glen Ellyn (DuPage) Medical Group, located in Glen Ellyn, Illinois (a surgery and health care clinic) since 1969.  Dr. Dieter has also been President of the Center for Surgery, located in Glen Ellyn, Illinois (an outpatient and surgery
      clinic) since 1962......................................................................................      1994

      Donald H. Fischer, age 66, has been Chairman, President and Chief Executive Officer of Community
      Financial Shares, Inc., located in Glen Ellyn, Illinois (a bank holding company) since July, 2000.  Mr.
      Fischer has also been Chairman, President and Chief Executive Officer of Community Bank-Wheaton/Glen
      Ellyn, located in Wheaton, Illinois and Glen Ellyn Illinois (an Illinois state-chartered bank) since
      March 1994..............................................................................................      1994

      Harold W. Gaede, age 72, has been the owner and President of Gaede's, Inc. located in Wheaton, Illinois
      (a chain of retail stores) since March 1954.............................................................      1994

      Joseph S. Morrissey, DDS, age 62, has been a dentist and has owned and operated Dental Health of
      Wheaton, located in Wheaton, Illinois (a dental clinic) since 1978......................................      1994

      John M. Mulherin, age 59, has been a partner and President of Mulherin, Rehfeldt & Varchetto P.C.,
      Attorneys at Law, located in Wheaton, Illinois (a partnership engaged in the practice of law) since
      1991....................................................................................................      1995

      E. Lawrence Young, age 73, has been the owner and Chairman of Young's Appliance, located in Glen Ellyn,
      Illinois (a retail store) since 1960....................................................................      1994

                      EXECUTIVE OFFICERS OF THE ISSUER

    Name                    Age Present Position with the Company
    ----                    --- ---------------------------------

    Donald H. Fischer       66  Chairman, President and Chief Executive
                                Officer

    Mark S. Daniels         41  Vice President & Secretary

    Christopher P. Barton   43  Vice President, Assistant Secretary &
                                Chief Accounting Officer

    Mary E. King Wilson     44  Vice President, Assistant Secretary &
                                Chief Financial Officer


   Donald H. Fischer has been Chairman, President, and Chief Executive Officer of Community Financial Shares, Inc. (a bank holding company) since July 2000. Mr. Fischer has also been Chairman, President, and Chief Executive Officer of Community Bank-Wheaton/Glen Ellyn (an Illinois state-chartered bank) since March 1994.

   Mark S. Daniels has been Vice President and Secretary of Community Financial Shares, Inc. (a bank holding company) since July 2000. Mr. Daniels has also been Senior Vice President and Secretary of Community Bank-Wheaton/Glen Ellyn (an Illinois state-chartered bank) since October 1994.

   Christopher P. Barton has been Vice President, Assistant Secretary, and Chief Accounting Officer of Community Financial Shares, Inc. (a bank holding company) since July 2000. Mr. Barton has also been Senior Vice President and Assistant Secretary of Community Bank-Wheaton/Glen Ellyn (an Illinois state-chartered bank) since October 1998. Prior thereto, he was Branch President/First Vice President of The First National Bank of (a national banking organization) Chicago from June 1994 until October 1998.

   Mary King Wilson has been Vice President, Assistant Secretary, and Chief Financial Officer of Community Financial Shares, Inc. (a bank holding company) since June 2001. Ms. King Wilson has also been Senior Vice President and Assistant Secretary of Community Bank-Wheaton/Glen Ellyn (an Illinois state-chartered bank) since June 2001. Prior thereto, she was a Manager with the financial services group of McGladrey & Pullen, LLP (a public accounting firm) from December 2000 to May 2001 and Director and Senior Vice President of State Bank of Illinois (an Illinois State-Chartered Bank) from December 1995 until June 2000.

   ITEM 10.  EXECUTIVE COMPENSATION

   SUMMARY

        The following table shows the compensation of the Company's Chief Executive Officer and the three other most highly compensated officers during 2001 (the "Named Officers") for the fiscal years ended December 31, 2001, 2000 and 1999.

                         SUMMARY COMPENSATION TABLE

                                                                                           Long-Term
                                                                                          Compensation
                                                             Annual Compensation             Awards
                                                             -------------------          ------------
      Name and Prinicpal                                                                   Securities         All Other
      Positions as of                                       Salary          Bonus          Underlying       Compensation
      December 31, 2001                          Year        ($)             ($)          Options (#)          ($)<2>
      ------------------                         ----       ------          -----         -----------       ------------
      Donald H. Fischer,                         2001     $175,000         $36,969                 0             $22,391
      Chairman, President & Chief                2000      162,300          24,308                 0              19,512
      Executive Officer                          1999      148,370          30,000                 0              18,188

      Mark S. Daniels,                           2001      $93,500         $18,034                 0             $12,299
      Vice President and Secretary               2000       85,800          11,813                 0               9,940
                                                 1999       78,000          11,115                 0               8,745

      Christopher P. Barton,                     2001      $93,800         $19,333                 0             $13,323
      Vice President, Assistant                  2000       89,800          12,847                 0              10,765
      Secretary and Chief                        1999       85,500          14,236             2,200                   0
      Accounting Officer

      Mary King Wilson,                          2001      $54,237         $11,045             2,200                   0
      Vice President, Assistant
      Secretary and Chief
      Financial Officer<1>

   ------------------------
   <1>      Appointed Vice President, Assistant Secretary & Chief Financial Officer effective June 20, 2001.

   <2>      The compensation reported represents Company contributions to the Company's Profit Sharing Plan and the
            Company's Pension Plan.  For 2001, the Company's contributions were as follows: Mr. Fischer   $16,290 profit
            sharing and $6,101 pension; Mr. Daniels   $8,314 profit sharing and $3,985 pension; and Mr. Barton   $9,058
            profit sharing and $4,265 pension.

   OPTION GRANTS IN 2001
   ---------------------

        The following table sets forth certain information as to options to purchase common stock granted to the Named Officers under the Community Financial Shares, Inc. Nonqualified Stock Option Plan in 2001, and the potential realizable value of each grant of options.

                      OPTION GRANTS IN LAST FISCAL YEAR

                                      Individual Grants
                                 ---------------------------

                                                                                                    Potential Realizable
                                                   Percent of                                         Value at Assumed
                                  Number of          Total                                         Annual Rates of Stock
                                  Securities        Options                                        Price Appreciation for
                                  Underlying       Granted to      Exercise                            Option Term<3>
                                   Options         Employees         Price        Expiration       ----------------------
      Name                      Granted (#)<1>      in 2001        ($/Sh)<2>         Date          5%($)          10%($)
      --------------------      --------------     ----------      ---------      ----------       -----          ------
      Mary E. King Wilson           2,200            76.0%           26.00       May 30, 2011     35,973         91,162

     <1>   All options granted in 2001 become exercisable in annual cumulative installments, commencing one year from date of grant, with full vesting occurring on the tenth anniversary date of the date of grant.  Vesting may be accelerated as a result of certain changes in control of the Company.

     <2>   All options were granted at the market value of the common stock on the date of grant.

     <3>   Potential realizable value is reported net of the option exercise price but before taxes associated with exercise.  These amounts assume annual compounding results in total appreciation of approximately 63% (5% per year) and approximately 159% (10% per year).  Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock, overall market conditions and the continued employment of the
           Named Officer.  There can be no assurance that the amounts reflected in this table will be achieved.

   OPTION EXERCISES IN 2001
   ------------------------

        The folowing table sets forth certain information for fiscal year 2001 concerning the exercise of options to purchase shares of common stock granted under the Option Plan by each of the Named Officers and the value of unexercised options granted under the Option Plan held by each of the Named Officers as of December 31, 2001.

         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                           YEAR-END OPTION VALUES


                                                                     Number of Securities          Value of Unexercised
                                                                    Underlying Unexercised             In-the-Money
                                                                      Options at Fiscal                 Options at
                                                                         Year-End (#)             Fiscal Year-End ($)<2>
                                                                    ----------------------        ----------------------
                                   Shares
                                Acquired on         Value                        Unexercis-                    Unexercis-
      Name                      Exercise (#)   Realized ($)<1>    Exercisable       able       Exercisable        able
      ----                      ------------   ---------------    -----------    ----------    -----------     ----------
      Donald H. Fischer               160            $17,069              0             0            $ 0             $ 0
      Mark S. Daniels                   0                  0          1,100         1,100         17,967          17,650
      Christopher P. Barton             0                  0            200         2,000          5,550          14,800
      Mary E. King Wilson               0                  0              0         2,200              0           4,400

     ------------------------
     <1>      Represents the difference between the price of the common stock on the date of the exercise and the option exercise price multiplied by the number of shares acquired on exercise.

     <2>      Represents the difference between $28.00 (the price of the common stock on December 31, 2001) and the option exercise price multiplied by the number of shares of common stock covered by the options held.

   COMPENSATION OF DIRECTORS
   -------------------------

        Directors of the Company were paid a fee of $450 for the first Board meeting attended in 2001, and $550 for each subsequent meeting. Last year the Board of Directors met thirteen times. Non-employee directors of the Company are eligible to receive options to purchase shares of common stock under the Option Plan. Under the Option Plan, each non-employee director received an automatic grant of an option to purchase 1,500 shares of common stock at the time he or she was first elected or appointed as a director of the Company. All options are granted at the market value of the common stock on the date of the grant and become exercisable in annual cumulative installments, commencing one year from the date of grant, with full vesting occurring on the fifth anniversary of the date of grant. The directors of the Company may also participate in a director's retainer retirement program. This program provides each director with 10 annual payments beginning at age 75. The amount of the annual benefit varies based on the number of years each director has served on the Company's board.

   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

        As of March 1, 2002, the Company had approximately 680,873 shares of common stock issued and outstanding and held by approximately 471 holders of record.

   (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
        -----------------------------------------------

        The Company knows of no persons or groups which are beneficial owners of more than five percent of the outstanding common stock.

   (b)  SECURITY OWNERSHIP OF MANAGEMENT
        --------------------------------

        The following table indicates, as of March 1, 2002, the number of shares of common stock beneficially owned by each director of the Company, the Named Officers of the Company, and all directors and executive officers of the Company as a group.

                                                                                Common Stock Beneficially
                                                                                 Owned on March 1, 2002
                                                               ----------------------------------------------------------
                                                                      Number of                  Percent of Common Stock
      Name of Beneficial Owner                                          Shares                         Outstanding
      ------------------------                                 ------------------------        --------------------------
      William F. Behrmann..........................                      3,398<1>                           *
      H. David Clayton, DVM........................                     12,366<2>                        1.8%
      Raymond A. Dieter, Jr., MD...................                      4,090                              *
      Donald H. Fischer............................                     24,720                           3.6%
      Harold Gaede.................................                      4,526<1><3>                        *
      Joseph S. Morrissey, DDS.....................                     16,894<4>                        2.5%
      John M. Mulherin.............................                      3,368<1><5>                        *
      E. Lawrence Young............................                      3,860                              *
      Mark S. Daniels..............................                      1,330<1><6>                        *
      Christopher P. Barton........................                      8,130<1>                        1.2%
      Mary E. King Wilson..........................                          0                             0%
      ALL DIRECTORS AND EXECUTIVE OFFICERS AS A
      GROUP (11 PERSONS)...........................                     82,862<1>                       12.1%

     _____________________
     *        Represents less than 1% of the Company's outstanding stock.

     <1>      Includes shares issuable pursuant to stock options currently exercisable within 60 days of March 1, 2002 as follows: Mr. Behrmann, 900 shares; Mr. Gaede, 100 shares; Mr. Mulherin, 900 shares; Mr. Daniels, 1,100 shares; Mr. Barton, 600 shares; and all directors and executive officers as a group, 3,600 shares.

     <2>      Includes 6,021 shares held in Trust over which Dr. Clayton is trustee.

     <3>      Includes 3,426 shares held in a trust of which Mr. Gaede is trustee.

     <4>      Includes 14,448 shares held in joint tenancy over which Dr. Morrissey has shared investment and voting power.

     <5>      Includes 1,056 shares held in joint tenancy over which Mr. Mulherin has shared investment and voting power.

     <6>      Includes 500 shares held in joint tenancy over which Mr. Daniels has shared investment and voting power.

   (c)  CHANGES IN CONTROL
        ------------------

        Management of the Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The eight directors of the Company are all partners in Lakeside Partners Partnership (the "Partnership"), which is the titleholder to a parcel of property adjacent to, and immediately east of the Bank's Glen Ellyn, Illinois facility. The Partnership purchased this property in 1999 for $525,000 for the purpose of holding it until the property could be acquired by the Bank. The Partnership sold this property to the Bank for $620,000, its market value on August 1, 2001. The appropriate regulatory authority reviewed the transaction, and the fair market value of the property was determined by an independent appraisal of the property.

   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:
        --------

        (i)  Financial Statements:

        The following financial statements are submitted herewith in response to Part II Item 8:

        Consolidated Balance Sheets as of December 31, 2001 and 2000.

        Consolidated Statements of Income for the years ended December 31, 2001 and 2000.

        Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001 and 2000.

        Consolidated Statements of Cash Flows for the years ended
        December 31, 2001 and 2000.

        (ii) The list of exhibits may be found on page 58 of this document.

   (b)  Reports on Form 8-K
        -------------------

        The issuer has not filed any reports on Form 8-K for the quarter ended December 31, 2001.

                                 SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 COMMUNITY FINANCIAL SHARES, INC.
                                           Issuer

                                 By   /s/ Donald H. Fischer
                                      ---------------------------------


                                 Date    March 29, 2002
                                      ----------------------

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 2001 by the following persons on behalf of the Issuer and in the capacities indicated.


      Signature                                                  Title
      ---------                                                  -----

      /s/ Donald H. Fischer                                      Chairman of the Board, President and Chief
      ---------------------------------------                    Executive Officer
      Donald H. Fischer                                          (Principal Executive Officer)

      /s/ Christopher P. Barton                                  Vice President, Assistant Secretary and Chief
      ---------------------------------------                    Accounting Officer
      Christopher P. Barton                                      (Principal Accounting Officer)

      /s/ Mary E. King Wilson                                    Vice President, Assistant Secretary and Chief
      ---------------------------------------                    Financial Officer
      Mary E. King Wilson                                        (Principal Financial Officer)

      /s/ William F. Behrmann                                    Director
      ---------------------------------------
      William F. Behrmann

      /s/ H. David Clayton                                       Director
      ---------------------------------------
      H. David Clayton

      /s/ Raymond A. Dieter, Jr.                                 Director
      ---------------------------------------
      Raymond A. Dieter, Jr.

      /s/ Harold W. Gaede                                        Director
      ---------------------------------------
      Harold W. Gaede

      /s/ Joseph S. Morrissey                                    Director
      ---------------------------------------
      Joseph S. Morrissey


                                                               56




      Signature                                                  Title
      ---------                                                  -----

      /s/ John H. Mulherin                                       Director
      ---------------------------------------
      John H. Mulherin

      /s/ E. Lawrence Young                                      Director
      ---------------------------------------
      E. Lawrence Young
















































                                                               57




                               EXHIBITS INDEX
                               --------------

                             EXHIBIT
                             NUMBER   EXHIBIT
                             -------  -------

    Item 3.   Articles of    3.1      Certificate of Incorporation of
              Incorporation           Community Financial Shares, Inc.
              and By-Laws             (incorporated by reference to
                                      Annex B to the Company's
                                      Registration Statement on Form
                                      S-4, File No. 333-46622, filed
                                      September 26, 2000).

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

    Item 4.   Instruments    4.1      Certificate of Incorporation of
              defining the            Community Financial Shares, Inc.,
              rights of               is included in Item 3.1.
              security
              holders,
              including
              indentures

                             4.2      Bylaws of Community Financial
                                      Shares, Inc., is included in Item
                                      3.2.

                             4.3      Community Bank Wheaton/Glen Ellyn
                                      Non-Qualified Stock Option Plan,
                                      as amended effective April 29,
                                      1999 (incorporated by reference to
                                      Exhibit 4.3 to the Company's
                                      Annual Report on Form 10-KSB for
                                      the year ended December 31, 2000).

    Item 10.  Material       10       Form of Community Bank Directors
              Contracts               Retirement Plan as executed by
                                      each Director of the Company
                                      (incorporated by reference to
                                      Exhibit 10 to the Company's Annual
                                      Report on Form 10-KSB for the year
                                      ended December 31, 2000).

    Item 21.  Subsidiaries   *21      Subsidiaries of the Company.
              of the Issuer

   *    Exhibit filed herewith.





                                     58