Form 10QSB
period 2002-03-31
COMMUNITY FINANCIAL SHARES INC
filed 2002-05-15
CIK 1123735

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB

                 Quarterly Report under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                for the Quarterly Period Ended March 31, 2002


                      Commission File Number 333-46622

                      COMMUNITY FINANCIAL SHARES, INC.

           (Exact name of registrant as specified in its charter)

               DELAWARE                                   36-4387843
            (State or other                            (I.R.S. Employer
            jurisdiction of                          Identification No.)
           incorporation or
             organization)


                             357 Roosevelt Road
                            Glen Ellyn, IL 60137
                  (Address of principal executive offices)
                                 (Zip Code)

                               (630) 545-0900
            (Registrant's telephone number, including area code)


        Number of shares of Common Stock outstanding as of May 1, 2002:
                     680,873

        Transitional Small Business Disclosure Format (check one):

                    Yes /  /                  No /x/






   PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements

                                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                               March 31, 2002 and December 31, 2001
                                                          (In thousands)
     -------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
                                                                                   March 31,          December 31,
                                                                                      2002               2001*
                                                                                   ----------         -----------
     ASSETS
     Cash and due from banks                                                         $  4,641              $8,077
     Federal funds sold                                                                 1,447               6,500
                                                                                    ---------           ---------
       Cash and cash equivalents                                                        6,088              14,577

     Securities available for sale                                                     22,796              21,420
     Loans, less allowance for loan losses of 1,321 and 1,140
       in 2002 and 2001                                                               137,040             131,066
     Federal Home Loan Bank stock                                                       8,598               8,477
     Premises and equipment, net                                                        5,421               5,439
     Interest receivable and other assets                                               1,420               1,307
                                                                                    ---------           ---------

              Total assets                                                          $ 181,363           $ 182,286
                                                                                    =========           =========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits
              Non-interest-bearing demand                                           $  18,441            $ 23,169
              NOW                                                                      24,262              24,981
              Money market                                                             38,375              34,248
              Savings                                                                  41,949              41,100
              Time                                                                     40,872              42,317
                                                                                    ---------           ---------
                  Total deposits                                                      163,899             165,815

     Federal Home Loan Bank advances                                                    2,000               2,000
     Notes payable                                                                      2,000               2,000
     Interest payable and other liabilities                                             1,531                 870
                                                                                    ---------           ---------
                  Total liabilities                                                   169,430             170,685

     Stockholders' equity
       Common stock, no par value; authorized 900,000 shares; issued 680,873                -                   -
       and 680,533 shares
            Paid-in capital                                                             8,091               8,087
            Retained earnings                                                           3,698               3,370
            Accumulated other comprehensive income (loss)                                 144                 144
                                                                                    ---------           ---------
                   Total stockholders' equity                                          11,933              11,601
                                                                                    ---------           ---------

                      Total liabilities and stockholders' equity                   $  181,363          $  182,286
                                                                                    =========           =========
     ----------------------------------------------------------------------
     *Condensed from the audited financial statements filed with the registrant's most recent Form 10-KSB.
     See accompanying notes to condensed consolidated financial statements (unaudited).

                                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                            Three months ended March 31, 2002 and 2001
                                              (In thousands, except per share data)
                                                           (Unaudited)
     -------------------------------------------------------------------------------------------------------------------

                                                                                          2002                  2001
                                                                                          ----                  ----
     Interest income
         Loans                                                                               $  2,256            $  2,357
         Securities                                                                               369                 477
         Federal funds sold and other                                                              28                  79
                                                                                             --------            --------
             Total interest income                                                              2,653               2,913

     Interest expense
          Deposits                                                                                874               1,387
          Federal Home Loan Bank advances                                                          36                 201
          Notes payable                                                                            21                  40
          Federal funds purchased and repurchase agreements                                         -                   3
                                                                                             --------            --------
              Total interest expense                                                              931               1,631
                                                                                             --------            --------
     NET INTEREST INCOME                                                                        1,722               1,282

     Provision for loan losses                                                                    191                  67
                                                                                             --------            --------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                        1,531               1,215

     Noninterest income
         Service charges on deposit accounts                                                      163                  99
         Mortgage origination fees                                                                 54                  60
         Other service charges and fees                                                            57                  82
         Gain on sales of securities, net                                                           -                   2
                                                                                             --------            --------
             Total non interest income                                                            274                 243

     Non interest expense
         Salaries and employee benefits                                                           712                 585
         Occupancy and equipment expense                                                          130                 168
         Data processing                                                                           98                  90
         Advertising and marketing                                                                 42                  41
         Other operating expenses                                                                 294                 232
                                                                                             --------            --------
             Total non interest expense                                                         1,276               1,116
                                                                                             --------            --------

     INCOME BEFORE INCOME TAXES                                                                   529                 342

     Income tax expense                                                                           180                  85
                                                                                             --------            --------
     NET INCOME                                                                                $  349              $  257
                                                                                             ========            ========
     Basic earnings per share                                                                  $     .51           $     .38
     Diluted earnings per share                                                                      .51                 .38
     ---------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements (unaudited).

                                    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            Three months ended March 31, 2002 and 2001
                                              (In thousands, except per share data)
                                                           (Unaudited)



                                                                                       Accumulated
                                                                                      Other Compre-
                                                                                         hensive           Total
                                                 Common      Paid-in    Retained         Income        Stockholders'
                                                  Stock      Capital    Earnings         (Loss)            Equity
                                                 ------      -------    --------       ----------       ------------
     2001
     Balance at January 1, 2001                $      -    $  8,045     $  2,090         $      (4)        $ 10,131

     Comprehensive income
       Net income                                     -           -          257                 -              257
       Transfer of securities held to
         maturity to available for sale               -           -            -                 5                5
       Unrealized gain on securities
         available for sale, net of tax               -           -            -               221              221
                                                                                                           --------
           Total comprehensive income                                                                           483

     Cash dividends ($.025 per share)                 -           -          (18)                -              (18)

     Exercise of stock options (1,570 shares)
                                                      -          20            -                 -               20
                                               --------    --------     --------          --------         --------


     Balance at March 31, 2001                 $      -    $  8,065     $  2,329          $    222         $ 10,616
                                               ========    ========     ========          ========         ========

     2002
     Balance at January 1, 2002                $      -    $  8,087     $  3,370        $      144         $ 11,601

     Comprehensive income
       Net income                                     -           -          349                 -              349
       Unrealized gain on securities
         available for sale, net of tax               -           -            -                 -                -
                                                                                                           --------
           Total comprehensive income                                                                           349

     Cash dividends ($.03 per share)                  -           -          (21)                 -             (21)

     Exercise of stock options (340 shares)           -           4            -                 -                4
                                               --------    --------     --------          --------        ---------


     Balance at March 31, 2002                 $      -    $  8,091     $  3,698          $    144        $  11,933
                                               ========    ========     ========          ========        =========

     -------------------------------------------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements (unaudited).

                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            Three months ended March 31, 2002 and 2001
                                                          (In thousands)
                                                           (Unaudited)



                                                                                             2002          2001
                                                                                             ----          ----
     CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                                         $    349       $    257
       Adjustments to reconcile net income to net cash from
         operating activities
           Gain on sales of securities, net                                                      -             (2)
           Depreciation                                                                         68             86
           Provision for loan losses                                                           191             67
           Federal Home Loan Bank stock dividend                                              (121)           (13)
           Change in interest receivable and other assets                                     (113)           146
           Increase in interest payable and other liabilities                                  661             49
                                                                                          --------       --------
               Net cash from operating activities                                            1,035            590

     CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of securities available for sale                                           (3,267)        (3,779)
       Maturities, calls, and prepayments of securities
         available for sale                                                                  1,882         18,701
       Sales of securities available for sale                                                    -          1,051
       Net increase in loans                                                                (6,156)        (2,942)
       Premises and equipment expenditures                                                     (50)           (24)
                                                                                          --------       --------
           Net cash from investing activities                                               (7,591)        13,007

     CASH FLOWS FROM FINANCING ACTIVITIES

       (Decrease) increase in deposits                                                      (1,916)         9,116
       Repayment of Federal Home Loan Bank advances                                              -         (8,600)
       Repayment of notes payable                                                                -            (60)
       Exercise of stock options                                                                 4             20
       Dividends paid                                                                          (21)           (18)
                                                                                          --------       --------
           Net cash from financing activities                                               (1,933)           458
                                                                                          --------       --------

     Net change in cash and cash equivalents                                                (8,489)        14,055

     Cash and cash equivalents at beginning of period                                       14,577          7,910
                                                                                          --------       --------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $  6,088       $ 21,965
                                                                                          ========       ========

     ----------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements (unaudited).

                        COMMUNITY FINANCIAL SHARES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 2002
              (In thousands of dollars, except per share data)
                                 (Unaudited)

   ---------------------------------------------------------------------

   NOTE 1 - BASIS OF PRESENTATION

   The condensed consolidated financial statements include the accounts of Community Financial Shares, Inc. (the Holding Company) and its wholly owned subsidiary, Community Bank-Wheaton/Glen Ellyn (the Bank), together referred to herein as "the Company."

   Significant intercompany transactions and balances have been eliminated in consolidation.

   The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The December 31, 2001 balance sheet presented herein has been derived from the audited financial statements included in the Company's 2001 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

   Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2002. In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. To prepare these financial statements, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses is particularly subject to change.

   The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

                      COMMUNITY FINANCIAL SHARES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 2002
              (In thousands of dollars, except per share data)
                                 (Unaudited)

   ---------------------------------------------------------------------

   NOTE 2 - ADOPTION OF NEW ACCOUNTING STANDARD

   Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." As permitted by SFAS No. 133, the Company reclassified all of its securities held to maturity to available for sale as of January 1, 2001. The securities reclassified to available for sale had an amortized cost of $1,438 and a fair value of $1,443 at January 1, 2001.

   SFAS No. 133 requires all derivatives to be recorded at fair value on the balance sheet. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. The Company did not engage in derivative or hedging activities in 2002 or 2001.

   A new accounting standard dealing with asset retirement obligations will apply for 2003. The Company does not believe this standard will have a material affect on its financial position or results of operations.

   Effective January 1, 2002, the Company adopted a new standard issued by the FASB on impairment and disposal of long-lived assets. The effect of this on the financial position and results of operations of the Company was not material.

   NOTE 3   EARNINGS PER SHARE

   The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three-month periods ended March 31, 2002 and 2001:

                                                                                               2002           2001
                                                                                               ----           ----
     Basic
              Net income                                                                     $    349        $   257
                                                                                             ========       ========
              Weighted average common shares outstanding                                      680,832        677,740
                                                                                              =======       ========
              Basic earnings per share                                                        $   .51       $    .38
                                                                                             ========       ========

     Diluted
              Net income                                                                     $    349       $    257
                                                                                             ========       ========
              Weighted average common shares outstanding
                for basic earnings per share                                                  680,832        677,740
              Dilutive effects of assumed exercise
                of stock options                                                                3,627          3,854
                                                                                             --------       --------
              Average shares and dilutive potential                                           684,459        681,594
                 common shares                                                               ========       ========

                  Diluted earnings per share                                                 $    .51      $     .38
                                                                                             ========      =========

   Note 4 - Loans

   Nonaccrual loans at March 31, 2002 and December 31, 2001 were
   $1,285,000 and $560,000, respectively. A portion of the allowance for loan losses has been allocated to each nonaccrual loan. The portion of the allowance for loan losses allocated to nonaccrual loans at March 31, 2002 and December 31, 2001 was $490,000 and $192,000,
   respectively.

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

   BALANCE SHEET

   In comparison to December 31, 2001, the March 31, 2002 consolidated balance sheet changed as follows:

        1.   Total assets decreased $923,000 (.5%), from $182,286,000 to
             $181,363,000, essentially from a reduction in cash and cash equivalents related to a slight decrease in deposits and loan funding.

        2. Cash and due from banks decreased $3,436,000 (42.5%) from $8,077,000 to $4,641,000 due to the combined effect of lower compensating balances held at correspondent banks and a lower volume of cash items in transit at March 31, 2002. Federal funds sold decreased $5,053,000 (77.7%) from $6,500,000 to $1,447,000, as a result of the increased investment in loans and securities.

        3. Loans, net of the allowance for loan losses, increased $5,974,000 (4.6%) from $131,066,000 to $137,040,000 representing, for the most part, increases in commercial real estate loans.

        4.   Securities increased $1,376,000 (6.5%) from $21,420,000 at year-end to $22,796,000 as the company increased investments in both federal agency and non-taxable municipal securities.

        5.   Deposits decreased $1,916,000 (1.2%) from $165,815,000 to
             $163,899,000 representing, for the most part, a decrease in time deposits of $100,000 or more and a fluctuation in transaction account volume at March 31, 2002. Money market accounts increased during the first quarter of 2002 from $34,248,000 to $38,375,000. Management believes that the increase in this category reflects depositors' uncertainty about market conditions and a desire to hold monies in a product which is both liquid and FDIC insured.

   Nonaccrual loans increased to $1,291,000 at March 31, 2002 from $560,000 at December 31, 2001. Nonaccrual loans were .95% and .77% of total loans at March 31, 2002 and 2001, respectively. The increase in nonaccrual loans is primarily due to three loans in various workout stages that were placed on nonaccrual status in the first quarter of 2002. Collateral values, including real estate and business assets, lessen the Company's loss exposure on these borrowers.

   Besides nonaccrual loans, no other loans were past due 90 days or more at March 31, 2002 or December 31, 2001. Based on its analysis of the loan portfolio risks, including historical loss experience and levels of nonperforming loans, management believes the allowance for loan losses is adequate to absorb probable incurred losses at March 31, 2002.

   At March 31, 2002, the Bank's capital levels exceeded the amounts required to be categorized as "well capitalized" under the federal regulatory criteria. The consolidated Company also exceeded the required capital levels under its applicable regulatory criteria at March 31, 2002.

   RESULTS OF OPERATIONS

   A comparison of operating results for the first quarter of 2002 compared to the first quarter of 2001 follows.

   In the first quarter of 2002, the Company earned $349,000 compared to $257,000 in the first quarter of 2001. Total revenues decreased 7.3% from $3,156,000 in 2001 to $2,927,000 in 2002, as a result of the significant decline in interest rates on interest earning assets.

   Interest income decreased 8.9% from $2,913,000 in 2001 to $2,653,000 in the quarter ended March 31, 2002. This decrease was due to significantly lower interest rates in 2002. Accordingly, interest expense also decreased 42.9% from $1,631,000 in 2001 to $931,000 in 2002.

   Factors affecting net interest income for the first quarter of 2002 compared to 2001 are summarized below:


                                           2002      2001
                                           ----      ----

   Yield on earning assets                 6.27%     7.83%
   Cost of interest-bearing liabilities    2.51%     5.01%
   Net interest margin
     (net interest income
     Divided by average earning assets)    4.07%     3.45%

   Average earning assets (in thousands)   $171,680  $150,885

   Average earning assets increased 13.8% in 2002, while interest-bearing liabilities increased 13.7% in the same period. The combined effect of increased volumes in a lower rate environment positively affected the net interest margin in 2002 by $440,000 (34.3%).

   Over 80% of certificate of deposit liabilities typically mature within a year, which continue to provide the Company with favorable repricing opportunities. The $2,000,000 Federal Home Loan Bank advance will also mature on June 6, 2002.

   Non-interest income, consisting primarily of deposit service charges, mortgage department fees, and other service charges and fees increased 12.8% in the first quarter of 2002 to $274,000. Service charges on deposit accounts increased 64.7% in 2002, and the favorable rate environment continued to provide mortgage loan origination fees of $54,000 in 2002.

   Non-interest expense increased 14.3% in the first quarter of 2002 compared to the same quarter of 2001. The largest component of noninterest expense, salaries and employee benefits, increased 21.7% in 2002. This increase was primarily due to higher staffing levels. The Company had 50 and 45 full-time equivalent employees at the beginning of 2002 and 2001, respectively. Inflation, merit pay increases, and higher employee fringe benefit costs also contributed to higher compensation expense in the quarter ended March 31, 2002.

   Data processing costs increased 8.9% in the first quarter of 2002 compared to the prior year. This increase is due primarily to increased volume in the number of loan and deposit accounts.

   Net occupancy and equipment costs decreased in 2002 due in part to the rental income received on the property adjacent to the 357 Roosevelt Road facility which was acquired in the third quarter of 2001. Other operating expenses increased in 2002 due to the combined effects of increased postage, professional fees, and other loan expenses.

   The ratio of noninterest expense to average assets increased slightly in the first quarter of 2002 (2.83% in 2002 compared to 2.80% in the first quarter of 2001). The non-interest expense ratio remained relatively constant as average assets increased 3.1% in the first quarter of 2002 compared to the same quarter in 2001. Average assets were $182,841,000 and $161,702,000 in the first quarter of 2002 and 2001, respectively.

   Return on assets was .77% and .65% for the three months ended March 31, 2002 and 2001, respectively.

   COMMITMENTS

   The following tables disclose contractual obligations and commercial commitments of the Company as of March 31, 2002:

                                                        Less Than                             After
                                         Total            1 Year         1 - 3 Years       4 - 5 Years         5 Years
                                         -----          ---------        -----------       -----------         -------
         FHLB advances                  $ 2,000          $ 2,000            $    -           $    -            $    -
         Notes payable                    2,000            1,000                 -            1,000                 -
                                         ------           ------            ------           ------            ------
         Total contractual
          cash obligations               $4,000          $ 3,000                 -           $1,000                 -

                                         Total
                                        Amounts         Less Than                                               Over
                                       Committed          1 Year         1 - 3 Years       4 - 5 Years         5 Years
                                       ---------        ---------        -----------       -----------         -------
         Lines of credit(1)             $36,798          $19,945           $ 6,513          $ 10,225            $ 115
         Standby letters
          of credit                         819              814                 5                 -                -

         Loan commitments                 2,835            2,835                 -                 -                -
                                        -------          -------           -------          --------            -----
         Total commitments              $40,452          $23,594           $ 6,518          $ 10,225            $ 115

         Lines of credit(2)(3)          $ 3,000          $ 3,000

     (1)Line of credit obligations available to customers.
     (2)Line of credit obligation available to the Company through M&I Bank.
     (3)This amount does not include the Bank's unused line with the Federal Home Loan Bank of Chicago (FHLB) which is secured by a blanket lien on 1-4 family and multi-family mortgage loans and delivered securities.  As such, the amount of this line varies with the amount of eligible collateral.

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

        None.


   Item 5.   Other Information.

        None.


   Item 6.   Exhibits and Reports on Form 8-K

        (a)  Exhibits:

             None

        (b)  Reports on Form 8-K:

             None.

                                 SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            COMMUNITY FINANCIAL SHARES, INC.
                            Registrant


   Date: May 15, 2002       /s/ Mary King Wilson
                            --------------------------------------------
                            Mary King Wilson
                            Chief Financial Officer


   Date: May 15, 2002       /s/ Christopher P. Barton
                            --------------------------------------------
                            Christopher P. Barton
                            Chief Accounting Officer