Form 10QSB
period 2002-06-30
COMMUNITY FINANCIAL SHARES INC
filed 2002-08-14
CIK 1123735

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                for the Quarterly Period Ended June 30, 2002


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


     Number of shares of Common Stock outstanding as of July 31, 2002:
                                   680,923

     Transitional Small Business Disclosure Format (check one):

                               Yes /  /No /x/




   PART I.   FINANCIAL INFORMATION
             Item 1.  Financial Statements

                                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                               June 30, 2002 and December 31, 2001
                                                          (In thousands)
                                                           (Unaudited)
       -------------------------------------------------------------------------------------------------------------------
                                                                                            June 30,         December 31,
                                                                                             2002               2001*
                                                                                            --------         -----------
      ASSETS
      Cash and due from banks                                                             $     7,119         $    8,077
      Federal funds sold                                                                        3,319              6,500
                                                                                           ----------         ----------
               Cash and cash equivalents                                                       10,438             14,577

      Securities available-for-sale                                                            22,519             21,420
      Loans, less allowance for loan losses of $1,573 and $1,140
        in 2002 and 2001                                                                      143,093            131,066
      Federal Home Loan Bank stock                                                              8,704              8,477
      Premises and equipment, net                                                               5,477              5,439
      Interest receivable and other assets                                                      1,756              1,307
                                                                                           ----------         ----------
               Total assets                                                               $   191,987        $   182,286
                                                                                          ===========        ===========
      LIABILITIES AND STOCKHOLDERS' EQUITY
      Deposits
               Non-interest-bearing demand                                                $    24,172        $    23,169
               NOW                                                                             25,792             24,981
               Money market                                                                    39,855             34,248
               Savings                                                                         40,209             41,100
               Time                                                                            41,738             42,317
                                                                                          -----------         ----------
                       Total deposits                                                         171,766            165,815

      Federal Home Loan Bank advances                                                           2,000              2,000
      Notes payable                                                                             1,000              2,000
      Trust preferred securities                                                                3,500                  -
      Interest payable and other liabilities                                                    1,209                870
                                                                                          -----------         ----------
               Total liabilities                                                              179,475            170,685















                                                             - 1 -






      Stockholders' equity
               Common stock, no par value; authorized 900,000; issued and
                  outstanding 680,923 and 680,533 shares                                            -                  -
               Paid-in capital                                                                  8,111              8,087
               Retained earnings                                                                4,075              3,370
               Accumulated other comprehensive income (loss)                                      326                144
                                                                                          -----------        -----------
                       Total stockholders' equity                                              12,512             11,601
                                                                                          -----------        -----------
                                Total liabilities and stockholders' equity                $   191,987        $   182,286
                                                                                          ===========        ===========






     ------------------------------------------------------------------
     * Condensed from the audited financial statements filed with the registrant's most recent 10-KSB.
       See accompanying notes to condensed consolidated financial statements
         (unaudited).


































                                    - 2 -



                                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     Three months and six months ended June 30, 2002 and 2001
                                              (In thousands, except per share data)
                                                           (Unaudited)
       -------------------------------------------------------------------------------------------------------------------
                                                                          Three Months Ended       Six Months Ended
                                                                               June 30,               June 30,
                                                                          2002       2001         2002          2001
                                                                          ----       ----         ----          ----

      Interest income
               Loans                                                  $   2,345   $   2,387      $ 4,601      $ 4,744
               Securities                                                   390         386          759          877
               Federal funds sold and other                                   7         120           35          199
                                                                      ---------   ---------      -------       ------
                       Total interest income                              2,742       2,893        5,395        5,820

      Interest expense
               Deposits                                                     810       1,344        1,684        2,731
               Federal Home Loan Bank advances                               31          79           59          280
               Notes payable                                                 24          34           52           74
               Federal funds purchased and repurchase agreements              2           -            2            3
                                                                      ---------       -----       ------       ------
                       Total interest expense                               867       1,457        1,797        3,088
                                                                      ---------      ------       ------       ------

      NET INTEREST INCOME                                                 1,875       1,436        3,598        2,732

      Provision for loan losses                                             277          73          467          140
                                                                      ---------      ------       ------       ------

      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 1,598       1,363        3,131        2,592

      Non-interest income
               Service charges on deposit accounts                          154         101          317          200
               Mortgage origination fees                                     47          66          106          139
               Other service charges and fees                                80          84          132          139
               Gain on sales of securities, net                               -           -            -            2
                                                                      ---------    --------     --------     --------
                       Total non-interest income                            281         251          555          480

      Non-interest expense
               Salaries and employee benefits                               714         647        1,426        1,232
               Occupancy and equipment expense                              130         156          259          324
               Data processing                                              106          88          205          178
               Advertising and marketing                                     44          40           86           81
               Professional fees                                             46          28           78           65
               Other operating expenses                                     236         252          499          447
                                                                      ---------      ------       ------       ------
                       Total non-interest expense                         1,276       1,211        2,553        2,327
                                                                      ---------      ------       ------       ------







                                                             - 3 -




      INCOME BEFORE INCOME TAXES                                            603         403        1,133          745

      Income tax expense                                                    207         104          387          189
                                                                      ---------    --------     --------     --------

      NET INCOME                                                      $     396    $    299     $    746     $    556
                                                                      =========    ========     ========     ========

      Basic earnings per share                                        $     .58    $    .44     $   1.10      $   .82
      Diluted earnings per share                                            .58         .44         1.09          .82

      Total comprehensive income                                      $     579    $    264      $   928      $   747

   ---------------------------------------------------------------------
   See accompanying notes to condensed consolidated financial statements (unaudited).

                                    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             Six months ended June 30, 2002 and 2001
                                              (In thousands, except per share data)
                                                           (Unaudited)
       -------------------------------------------------------------------------------------------------------------------
                                                                                             Accumulated
                                                                                                Other
                                                                                               Compre-
                                                                                               hensive          Total
                                                       Common       Paid-in      Retained       Income      Stockholders'
                                                        Stock       Capital      Earnings       (Loss)          Equity
                                                       ------       -------      --------    ------------   -------------

      Balance at January 1, 2001 (Note 1)            $       -       $  8,045    $  2,090       $     (4)        $ 10,131

      Comprehensive income
               Net income                                    -              -         556              -              556
               Transfer of securities held-
                to-maturity to available-
                for-sale, net of tax effects                 -              -           -              5                5
               Unrealized gain on securities
                available-for-sale, net of tax               -              -           -            186              186
                                                                                                                  -------
                   Total comprehensive income                                                                         747

      Cash dividends ($.05 per share)                        -              -         (34)             -              (34)

      Exercise of stock options (1,570 shares)               -             20           -              -               20
                                                      --------      ---------    --------       --------         --------


      Balance at June 30, 2001                       $       -      $   8,065    $  2,612       $    187         $ 10,864
                                                     =========      =========    ========       ========         ========
      Balance at January 1, 2002                     $       -      $   8,087    $  3,370       $    144         $ 11,601

      Comprehensive income
               Net income                                    -              -         746              -              746
               Unrealized gain on securities
                 Available-for-sale, net of tax              -              -           -            182              182
                                                                                                                 --------
                   Total comprehensive income                -              -           -              -              928

      Cash dividends ($.06 per share)                        -              -         (41)             -              (41)
      Tax benefit from stock options exercised               -             19           -              -               19
      Exercise of stock options (390 shares)                 -              5           -              -                5
                                                       -------        -------    --------       --------         --------

      Balance at June 30, 2002                        $      -       $  8,111    $  4,075       $    326         $ 12,512
                                                      ========       ========    ========       ========         ========




   ---------------------------------------------------------------------
   See accompanying notes to condensed consolidated financial statements (unaudited).

                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             Six months ended June 30, 2002 and 2001
                                                          (In thousands)
                                                           (Unaudited)
       -------------------------------------------------------------------------------------------------------------------
                                                                                              2002        2001
                                                                                              ----        ----
     CASH FLOWS FROM OPERATING ACTIVITIES
              Net income                                                                      $   746     $  556
              Adjustments to reconcile net income to net cash from
                Operating activities
                 (Gain) loss on sales of securities, net                                            -         (2)
                Depreciation                                                                      154        164
                Provision for loan losses                                                         467        140
                Federal Home Loan Bank stock dividend                                            (227)       (25)
                Change in interest receivable and other assets                                   (564)       208
                Change in interest payable and other liabilities                                  358       (283)
                                                                                               ------     ------
                               Net cash from operating activities                                 934        758

     CASH FLOWS FROM INVESTING ACTIVITIES
              Purchases of securities available-for-sale                                       (3,445)    (9,900)
              Maturities, calls, and prepayments of securities
                Available-for-sale                                                              2,625     23,585
              Sales of securities available-for-sale                                               -       1,051
              Net increase in loans                                                           (12,476)    (9,250)
              Premises and equipment expenditures                                                (192)       (70)
                                                                                              -------    -------
                               Net cash from investing activities                             (13,488)     5,416

     CASH FLOWS FROM FINANCING ACTIVITIES
              Net increase in deposits                                                          5,951      7,655
              Repayment of Federal Home Loan Bank advances                                          -    (11,300)
              Proceeds from issuance of trust preferred securities                              3,500          -
              Repayment of notes payable                                                       (1,000)       (60)
              Exercise of stock options                                                             5         20
              Dividends paid                                                                      (41)       (34)
                                                                                              -------    -------
                               Net cash from financing activities                               8,415     (3,719)
                                                                                              -------    -------

     Net change in cash and cash equivalents                                                   (4,139)     2,455
     Cash and cash equivalents at beginning of period                                          14,577      7,910
                                                                                              -------    -------


     CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $10,438    $10,365
                                                                                              =======    =======



   ---------------------------------------------------------------------
   See accompanying notes to condensed consolidated financial statements (unaudited).

                      COMMUNITY FINANCIAL SHARES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 2002
                (In thousands of dollars, except share data)
                                 (Unaudited)
------------------------------------------------------------------------------

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

   The results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

                      COMMUNITY FINANCIAL SHARES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 2002
                (In thousands of dollars, except share data)
                                 (Unaudited)
------------------------------------------------------------------------------

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


   NOTE 3 - EARNINGS PER SHARE

   The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2002 and 2001:

                      COMMUNITY FINANCIAL SHARES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 2002
                (In thousands of dollars, except share data)
                                 (Unaudited)
------------------------------------------------------------------------------


                                                                 Three Months Ended        Six Months Ended
                                                                      June 30,                 June 30,
                                                                   2002        2001        2002          2001
                                                                   ----        ----        ----          ----
      Basic
               Net income                                        $    396   $     299     $    746    $     556
                                                                 ========    ========     ========     ========
               Weighted average common shares outstanding         680,897     678,748      680,865      678,247
                                                                 ========    ========     ========     ========
               Basic earnings per share                          $    .58    $    .44    $    1.10     $    .82
                                                                 ========    ========    =========     ========


      Diluted
               Net income                                        $    396    $    299     $    746     $    556
                                                                 ========    ========     ========     ========
               Weighted average common shares outstanding
                 for basic earnings per share                     680,897     678,748      680,865      678,247
               Dilutive effects of assumed exercise
                 of stock Options                                   4,345       4,086        4,253        3,844
                                                                  -------     -------      -------      -------
               Average shares and dilutive potential
                 common Shares                                    685,242     682,333      685,118      682,091
                                                                  =======     =======      =======      =======
               Diluted earnings per share                        $    .58    $    .44    $    1.09     $    .82
                                                                 ========    ========    =========     ========


                      COMMUNITY FINANCIAL SHARES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 2002
                (In thousands of dollars, except share data)
                                 (Unaudited)
------------------------------------------------------------------------------

   NOTE 4-LOANS

   Impaired loans at June 30, 2002 and December 31, 2001 were $2,285,000 and $660,000 respectively. The portion of the allowance for loan losses allocated to impaired loans at June 30, 2002 and December 31, 2001 was $2,285,000 and $379,000 respectively. Substantially all impaired loans were nonaccrual loans.


   NOTE 5- ISSUANCE OF TRUST PREFERRED SECURITIES

   In June 2002, the Company formed Community Financial Shares Statutory Trust I (Trust I). Trust I is a statutory business trust formed under the laws of the state of Connecticut and is wholly owned by the Company. In June 2002, Trust I issued variable rate preferred securities with an aggregate liquidation amount of $3,500,000 ($1,000 per preferred security) to a third-party investor. The Company then issued variable rate junior subordinated debentures aggregating $3,609,000 to Trust I. The junior subordinated debentures are the sole assets of Trust I. The junior subordinated debentures and the preferred securities pay interest and dividends, respectively, on a quarterly basis. These junior subordinated debentures pay interest at a fixed rate of 5.336% through September 26, 2002 and a variable rate thereafter based on the 3 month libor plus 3.45%. Until June 26, 2007 the interest will not exceed 11.95%. The debentures will mature on June 26, 2032, at which time the preferred securities must be redeemed. The junior subordinated debentures and preferred securities can be redeemed contemporaneously, in whole or in part, beginning July 26, 2007 at a redemption price of $1,000 per preferred security.

   The Company has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities in the event of the occurrence of an event of default, as defined in such guarantee. Debt issuance costs of $106,000 were capitalized and are being amortized over the estimated life of the subordinated debentures.

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

   BALANCE SHEET

   In comparison to December 31, 2001, the June 30, 2002 consolidated balance sheet changed as follows:

     1. Total assets increased $9,701,000 (5.3%), from $182,286,000 to
        $191,987,000, essentially from an increase in loans that was funded primarily by an increase in deposits with additional monies provided by $3,500,000 in trust preferred securities and a reduction in cash and cash equivalents.

     2. Loans, net of the allowance for loan losses, increased
        $12,027,000 (9.2%) from $131,066,000 to $143,093,000
        representing, for the most part, increases in commercial real estate loans.

     3. Cash and due from banks decreased $958,000 (11.9%) from $8,077,000 to $7,119,000 primarily due to lower compensating balances maintained at correspondent banks. Federal funds sold decreased $3,181,000 (48.9%) as a result of the increased investment in loans and securities.

     4. Securities increased $1,099,000, from $21,420,000 at year-end to $22,519,000 as the company increased investments in both non-taxable municipal and mortgage-backed securities. The unrealized gains on available for sale securities also accounted for

        $297,000 (27.0%) of this category increase as the market value of securities rose with declining market rates.

     5. Deposits increased $5,951,000 (3.6%) rising to $171,766,000 from
        $165,815,000. For the most part, this increase came from money market deposit account growth of $5,607,000 (16.4%) from $34,248,000 at year-end to $39,855,000 at June 30, 2002. The
        Company believes that this increase was due to depositors' uncertainty about market conditions and a desire to hold monies in a product that is both liquid and FDIC insured.

     6. The company issued $3,500,000 in trust preferred securities on June 26, 2002 of which, $1,000,000 was used to pay down the Company's line of credit. The bank subsidiary was simultaneously awaiting FDIC approval to payoff an additional $1,000,000 in subordinate debt at June 30, 2002. This debt cancellation was conditional upon a simultaneous injection of surplus from the holding company. The FDIC authorization was received and this transaction was culminated on July 5, 2002.

   Nonaccrual loans increased to $2,185,000 at June 30, 2002 from $560,000 at December 31, 2001. Nonaccrual loans were 1.51% and .42% of total loans at June 30, 2002 and December 31, 2001, respectively. The increase in nonaccrual loans is primarily due to seven loans that were placed on nonaccrual status in the first and second quarters of 2002. Of these seven nonaccrual loans, one relationship accounts for approximately 33% of the nonaccrual loan total. These loans were in various workout stages at June 30, 2002. Collateral values, including real estate and business equipment, lessen the Company's loss exposure on these seven borrowers.

   The allowance for loan losses at June 30, 2002 included a specific allocation of $1,149,000 on these nonaccrual loans based on estimated credit losses assigned to each specific loan. Based on its analysis of the loan portfolio risks, including historical loss experience and levels of nonperforming loans, management believes the allowance for loan losses is adequate to absorb probable incurred credit losses at June 30, 2002 and December 31, 2001.

   At June 30, 2002, the subsidiary Bank's capital levels exceeded the amounts required to be categorized as "well capitalized" under the federal regulatory criteria. The consolidated Company also exceeded the required capital levels under its applicable regulatory criteria at June 30, 2002.


   RESULTS OF OPERATIONS

   In the second quarter of 2002, the Company earned $396,000 compared to $299,000 in the second quarter of 2001. Total revenues declined 3.8% from $3,144,000 in 2001 to $3,023,000 in 2002, as a result of the significant decline in interest rates on earning assets. Basic and diluted earnings per share for the three months ended June 30, 2002 increased to $.58 from $.44 in 2001, an increase of 31.8%. The increase in both basic and diluted earnings per share is due to higher net income in 2002.

   For the six months ended June 30, 2002, the Company earned $746,000 compared to $556,000 for the same period in 2001. During this period revenues decreased 5.6% from $6,300,000 in 2001 to $5,950,000 in 2002, again primarily due to the decline in interest rates. Higher net income in 2002 increased basic earnings per share to $1.10 from $.82 in 2001, an increase of 25.4%. Similarly, diluted earnings per share increased to $1.09 from $.82 in 2001, an increase of 24.8%.

   Interest income decreased to $2,742,000 in the quarter ended June 30, 2002, a 5.2% decrease from 2001. This decrease was due to significantly lower market interest rates in 2002. Accordingly, interest expense also decreased 40.5% for the quarter ended June 30, 2002 to $867,000. As a combined effect of these changes net interest income in the quarters ended June 30, 2002 and 2001 increased by $439,000 (30.6%).

   For the six months ended June 30, 2002, interest income decreased $425,000 or 7.3% over the same period in 2001. Likewise, interest expense also decreased $1,291,000 or 41.8%. The combined effect was an overall increase in the 2002 net interest income of $866,000 or 31.7% over the same timeframe in 2001. These changes were due to the lower interest rate environment in 2002, as discussed above.

   Factors affecting the net interest income for the three and six months ended June 30, 2002 and 2001 are summarized below:

                                                             Three Months Ended               Six Months Ended
                                                                   June 30                        June 30

                                                            2002            2001           2002            2001
                                                            ----            ----           ----           -----
      Yield on earning assets                              6.28%           7.54%          6.30%           7.66%
      Cost of interest-bearing liabilities                 2.31%           4.36%          2.42%           4.66%
      Net interest margin (net interest income
      Divided by average earning assets)                   4.30%           3.74%          4.20%           3.60%
      Average earning assets (in thousands)             $175,098        $153,983       $172,720        $153,160

   Average earning assets increased 12.8% for the six months ended June 30, 2002, while interest-bearing liabilities increased 12.0% in the same period. The combined effect of increased volumes in a lower rate environment positively affected the net interest margin in 2002 by $866,000.

   Over 80% of certificate of deposit liabilities typically mature within a year, providing the Company with favorable repricing opportunities. Average rates on notes payable also decreased in 2002.

   The provision for loan losses of $277,000 in the quarter and $467,000 for the six months ended June 30, 2002 exceeded the provisions recorded in the 2001 comparative periods. The increased provision resulted from allocations applied to nonaccrual loans as previously discussed.

   Non-interest income, consisting primarily of deposit service charges, mortgage department fees, and other service charges and fees increased 12.0% for the second quarter of 2002 to $281,000. Service charges on deposit accounts increased 52.5% for the quarter ended June 30, 2002. This increase was primarily due to an increased volume in overdraft charges and commercial transaction account fees. The favorable rate environment continued to provide mortgage loan origination fee income, but the volume decreased to $47,000 for the quarter ended June 30, 2002.

   For the six months ended June 30, 2002, total non-interest income was $555,000, an increase of $75,000 or 15.6% from the same period in 2001. Service charges on deposit accounts increased 58.5% in the same period primarily due to the volume increases in overdraft charges and commercial service fees discussed above.

   Non-interest expense increased 5.4% in the second quarter of 2002 compared to the same quarter of 2001. The largest component of non-interest expense, salaries and employee benefits, increased 10.4% in 2002. This increase was primarily due to higher staffing levels. The Company had 53 and 51 full-time-equivalent employees at June 30, 2002 and 2001, respectively. Inflation, merit pay increases, and higher employee fringe benefit costs also contributed to higher compensation expense in the quarter ended June 30, 2002.

   For the six months ended June 30, 2002, non-interest expense increased $226,000 or 9.7% to $2,553,000 as compared to $2,327,000 for the same period in 2001 primarily due to increased staffing costs. Occupancy and equipment costs decreased in 2002 in part because of offsetting rental income from the Glen Ellyn property acquired in the third quarter of 2001. Advertising and marketing, data processing, and professional fees were also greater in 2002 compared to 2001.

   The ratio of non-interest expense to average assets decreased in the second quarter of 2002 (2.75% in 2002 compared to 2.94% in the second quarter of 2001). Average assets were $185,773,000 and $165,346,000 in the second quarter of 2002 and 2001, respectively.

   For the six months ended June 30, 2002, the ratio of non-interest expense to average assets was 2.80% versus 2.86% for the same period in 2001.

   Net income as a percentage of average assets was .85% and .73% for the three months ended June 31, 2002 and 2001, respectively.

   For the six months ended June 30, 2002, net income as a percent of average assets was .82% as compared to .68% for the same period in 2000.


   COMMITMENTS

   The following tables disclose contractual obligations and commercial commitments of the Company as of June 30, 2002 (in thousands):

                                                      Less Than                                             Over
                                    Total             1 Year            1-3 Years         4-5 Years         5 Years

      FHLB advances                 $  2,000          $ -               $ 2,000           $  -              $  -
      Note payable (1)                 1,000            -                 1,000              -                 -
      Trust preferred securities       3,500            -                   -                -                3,500
      Construction payable (2)           141            141                 -                -                 -
      Total contractual
        cash obligations            $  6,641          $ 141             $ 3,000           $  -              $ 3,500

                                    Total Amounts     Less Than                                            Over
                                    Committed         1 Year            1-3 Years        4-5 Years         5 Years

      Lines of credit (3)           $35,678           $17,322           $ 7,621           $10,735           $  -
      Standby letters of credit         712               707                 5              -                 -
      Loan commitments                4,097             4,097               -                -                 -

      Total commitments             $40,487           $22,126           $ 7,626           $10,735           $  -

      Lines of credit (4) (5)       $ 3,000           $ 3,000               -                -                 -

   (1) Pursuant to the receipt of FDIC approval, this note payable was paid off in full on July 5, 2002.
   (2) Balance to finish Wheaton main facility build out, including contractor's retainage.
   (3)  Line of credit obligations available to customers.
   (4)  Line of credit obligation available to the Company through M&I
        Bank.
   (5) This amount does not include the Bank's unused line with the Federal Home Loan Bank of Chicago (FHLB) which is secured by a blanket lien on 1-4 family and multi-family mortgage loans and delivered securities. As such, the amount of this line varies with the amount of eligible collateral.

                          PART II.OTHER INFORMATION

   Item 1.  Legal Proceedings

        Neither the Company nor its wholly-owned subsidiary Bank is a party to, and none of their property is subject to, any material legal proceedings at this time.

   Item 2.  Changes In Securities.

        None.


   Item 3.  Defaults Upon Senior Securities.

        None.


   Item 4.  Submission of Matters to a Vote of the Security-Holders

        On May 22, 2002, the 2002 Annual Meeting of Stockholders of the Company was held. The following is a brief description of the matters voted upon at the meeting and tabulation of the voting therefor:

        Proposal 1.    Election of a Board of Directors to hold office
                       for a term of one year.

                                          Number of Shares
                             --------------------------------------------
   Nominee                              For              Withheld
   William F. Behrmann               548,748                880
   H. David Clayton, DVM             548,748                880
   Raymond A. Dieter, Jr., MD        548,748                880
   Donald H. Fischer                 548,748                880
   Harold Gaede                      548,474              1,154
   Joseph S. Morrissey, DDS          548,748                880
   John M. Mulherin                  548,747              1,154
   E. Lawrence Young                 548,154              1,474

        Proposal 2.  Ratification of the Appointment of Crowe, Chizek
                     and Company LLP as Independent Auditors.

                                     Number of Shares
                     --------------------------------------------------
                          For             Withheld            Abstain
                          546,890         1,568               1,170


   Item 5.  Other Information.

            None.

   Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits:
             Exhibit 10: Form of change of control letter agreement with five executive officers.

             Exhibit 99.1 & 99.2: Certifications pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             (b)  Reports on Form 8-K:

             None.

                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   COMMUNITY FINANCIAL SHARES, INC.
   Issuer


   Date: August 14, 2002       /s/ Mary E. King Wilson
                               -------------------------
                               Mary E. King Wilson
                               Chief Financial Officer




   Date: August 14, 2002       /s/ Christopher P. Barton
                               --------------------------
                               Christopher P. Barton
                               Chief Accounting Officer