Form 10QSB
period 2002-09-30
COMMUNITY FINANCIAL SHARES INC
filed 2002-11-14
CIK 1123735

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
              for the Quarterly Period Ended September 30, 2002


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



        Number of shares of Common Stock outstanding as of October 31, 2002: 680,923

        Transitional Small Business Disclosure Format (check one):

             Yes /  /                      No /x/


   PART I.   FINANCIAL INFORMATION

        Item 1.  Financial Statements

                                       COMMUNITY FINANCIAL SHARES, INC.
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                   September 30, 2002 and December 31, 2001
                                       (In thousands, except share data)
                                                 (Unaudited)

                                                                          September 30,       December 31,
                                                                               2002               2001*
                                                                          --------------     --------------
      ASSETS
      Cash and due from banks                                             $        7,353     $        8,077
      Federal funds sold                                                           5,088              6,500
                                                                          --------------     --------------
               Cash and cash equivalents                                          12,441             14,577

      Securities available-for-sale                                               22,660             21,420
      Loans, less allowance for loan losses of $1,756
        and $1,140 in 2002 and 2001                                              146,003            131,066
      Federal Home Loan Bank stock                                                 8,813              8,477
      Premises and equipment, net                                                  5,653              5,439
      Interest receivable and other assets                                         1,488              1,307
                                                                          --------------     --------------
               Total assets                                               $      197,058     $      182,286
                                                                          ==============     ==============
      LIABILITIES AND STOCKHOLDERS' EQUITY
      Deposits
               Non-interest-bearing demand                                       $20,861            $23,169
               NOW                                                                27,201             24,981
               Money market                                                       43,855             34,248
               Savings                                                            41,168             41,100
               Time                                                               43,464             42,317
                                                                          --------------     --------------
                       Total deposits                                            176,549            165,815

      Federal Home Loan Bank advances                                              2,000              2,000
      Notes payable                                                                    -              2,000
      Trust preferred securities                                                   3,500                  -
      Interest payable and other liabilities                                       1,906                870
                                                                          --------------     --------------
               Total liabilities                                                 183,955            170,685

      Stockholders' equity
               Common stock, no par value; authorized 900,000;
                   issued and outstanding 680,923 and 680,533 shares                   -                  -
               Paid-in capital                                                     8,111              8,087
               Retained earnings                                                   4,501              3,370
               Accumulated other comprehensive income                                491                144
                                                                          --------------     --------------
                       Total stockholders' equity                                 13,103             11,601
                                                                          --------------     --------------

                          Total liabilities and stockholders' equity      $      197,058     $      182,286
                                                                          ==============     ===============

     *Condensed from the audited financial statements filed with the registrant's most recent report on
      Form 10-KSB.

                               See accompanying notes to condensed consolidated
                                       financial statements (unaudited).


                                      COMMUNITY FINANCIAL SHARES, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       Three months and nine months ended September 30, 2002 and 2001
                                    (In thousands, except per share data)
                                                 (Unaudited)

                                                                  Three Months Ended        Nine Months Ended
                                                                     September 30,             September 30,
      Interest income                                              2002        2001         2002         2001
                                                                   ----        ----         ----         ----
               Loans                                            $  2,406    $  2,386     $  7,007     $  7,130
               Securities                                            384         368        1,142        1,216
               Federal funds sold and other                           25          39           60          238
                                                                --------    --------     --------     --------
                       Total interest income                       2,815       2,793        8,209        8,584
      Interest expense
               Deposits                                              801       1,209        2,485        3,940
               Federal funds purchased and repurchase                  -           -            2            3
                  agreements
               Federal Home Loan Bank advances                        24          35           91          315
               Notes payable                                           -          31           42          105
               Trust Preferred                                        49           -           51            -
                                                                --------    --------     --------     --------
                       Total interest expense                        874       1,275        2,671        4,363
                                                                --------    --------     --------     --------
      NET INTEREST INCOME                                          1,941       1,518        5,538        4,221
      Provision for loan losses                                      236         100          703          240
                                                                --------    --------     --------     --------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          1,705       1,418        4,835        3,981
      Non-interest income
               Service charges on deposit accounts                   151         120          468          320
               Mortgage origination fees                             104          78          211          217
               Other service charges and fees                         83          97          215          265
               Gain on sales of securities, net                        -           -            -            2
                                                                --------    --------     --------     --------
                       Total non-interest income                     338         295          894          804
      Non-interest expense
               Salaries and employee benefits                        754         642        2,180        1,874
               Occupancy and equipment expense                       135         157          395          481
               Data processing                                       102          76          307          254
               Advertising and marketing                              47          32          133          113
               Professional fees                                      56          70          135          147
               Other operating expenses                              248         175          746          610
                                                                --------    --------     --------     --------
                       Total non-interest expense                  1,342       1,152        3,896        3,479
                                                                --------    --------     --------     --------
      INCOME BEFORE INCOME TAXES                                     701         561        1,833        1,306
      Income tax expense                                             253         183          640          372
                                                                --------    --------     --------     --------
      NET INCOME                                                $    448    $    378     $  1,193     $    934
                                                                ========    ========     ========     ========
      Basic earnings per share                                  $    .66    $    .56     $   1.75     $   1.38
      Diluted earnings per share                                     .65         .55         1.74         1.37
      Total comprehensive income                                $    612     $   486      $ 1,540     $  1,233


                               See accompanying notes to condensed consolidated
                                       financial statements (unaudited).

                                      COMMUNITY FINANCIAL SHARES, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Nine months ended September 30, 2002 and 2001
                                               (In thousands)
                                                 (Unaudited)

                                                                                     2002        2001
                                                                                     ----        ----
      CASH FLOWS FROM OPERATING ACTIVITIES
               Net income                                                        $   1,193    $    934
               Adjustments to reconcile net income to net cash from
                  Operating activities
                  Discount Accretion/Premium amortization on securities, net            23          10
                  (Gain) loss on sales of securities, net                                -          (2)
                  Depreciation                                                         231         243
                  Provision for loan losses                                            703         240
                  Deferred Loan origination fees and costs                               7           5
                  Federal Home Loan Bank stock dividend                               (336)        (37)
                  Change in interest receivable and other assets                      (401)        114
                  Change in interest payable and other liabilities                   1,054         (84)
                                                                                 ---------    --------
                      Net cash from operating activities                             2,474       1,423

      CASH FLOWS FROM INVESTING ACTIVITIES
               Purchases of securities available-for-sale                           (4,347)     (9,900)
               Maturities, calls, and prepayments of securities
                 Available-for-sale                                                  3,536      27,011
               Sales of securities available-for-sale                                  115       1,051
               Purchase of Federal Home Loan Bank Stock                                  -      (6,500)
               Net increase in loans                                               (15,647)    (13,498)
               Premises and equipment expenditures                                    (445)       (691)
                                                                                 ---------    --------
                       Net cash from investing activities                          (16,788)     (2,527)

      CASH FLOWS FROM FINANCING ACTIVITIES
               Net increase in deposits                                             10,734      13,513
               Repayment of Federal Home Loan Bank advances                              -     (11,300)
               Proceeds from issuance of trust preferred securities                  3,500           -
               Repayment of notes payable                                           (2,000)        (60)
               Increase in securities sold under agreement to repurchase                 -          50
               Exercise of stock options                                                 5          35
               Dividends paid                                                          (61)        (52)
                                                                                 ---------    --------
                       Net cash from financing activities                           12,178       2,186
                                                                                 ---------    --------
      Net change in cash and cash equivalents                                       (2,136)      1,082
      Cash and cash equivalents at beginning of period                              14,577       7,910
                                                                                 ---------    --------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  12,441    $  8,992
                                                                                 =========    ========


                               See accompanying notes to condensed consolidated
                                       financial statements (unaudited).

                    COMMUNITY FINANCIAL SHARES, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002
              (In thousands of dollars, except share data)
                              (Unaudited)


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

   Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2002. In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. To prepare these financial statements, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses is particularly subject to change, and it is possible that a regulatory agency could have a different opinion of this estimated amount.

   The results of operations for the three and nine months ended
   September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

                    COMMUNITY FINANCIAL SHARES, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002
              (In thousands of dollars, except share data)
                              (Unaudited)


   NOTE 2 - ADOPTION OF NEW ACCOUNTING STANDARD

   Effective October 1, 2002, the Company adopted a new accounting standard for the acquisition of certain financial institutions. As the Company has not purchased any branches, or acquired any financial institutions, adoption of this standard had no effect on the Company's financial position or results of operations on the date of adoption.


   NOTE 3 - EARNINGS PER SHARE

   The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2002 and 2001:


                                                                     Three Months             Nine Months
                                                                 Ended September 30,      Ended September 30,
                                                                   2002        2001         2002         2001
                                                                   ----        ----         ----         ----
      Basic
               Net income                                        $    448    $    378     $  1,193     $    934
                                                                 ========    ========     ========     ========
               Weighted average common shares outstanding         680,923     679,313      680,884      678,606
                                                                 ========    ========     ========     ========
               Basic earnings per share                          $    .66    $    .56     $   1.75     $   1.38
                                                                 ========    ========     ========     ========
      Diluted
               Net income                                        $    448    $    378     $  1,193     $    934
                                                                 ========    ========     ========     ========
               Weighted average common shares outstanding
                  for basic earnings per share                    680,923     679,313      680,884      678,606
               Dilutive effects of assumed exercise of
                  stock options                                     5,068       4,070        4,546        3,722
                                                                 --------    --------     --------     --------
               Average shares and dilutive potential
                  common shares                                   685,991     683,383      685,430      682,328
                                                                 ========    ========     ========     ========
               Diluted earnings per share                        $    .65    $    .55     $   1.74     $   1.37
                                                                 ========    ========     ========     ========


                    COMMUNITY FINANCIAL SHARES, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002
              (In thousands of dollars, except share data)
                              (Unaudited)


   NOTE 4-LOANS

   Impaired loans at September 30, 2002 and December 31, 2001 were $2,934,000 and $660,000 respectively. The portion of the allowance for loan losses allocated to impaired loans at September 30, 2002 and December 31, 2001 was $1,420,000 and $379,000 respectively.
   Substantially all impaired loans were also nonaccrual loans.


   NOTE 5- ISSUANCE OF TRUST PREFERRED SECURITIES

   In June 2002, the Company formed Community Financial Shares Statutory Trust I (Trust I). Trust I is a statutory business trust formed under the laws of the state of Connecticut and is wholly owned by the Company. In June 2002, Trust I issued variable rate preferred securities with an aggregate liquidation amount of $3,500,000 ($1,000 per preferred security) to a third-party investor. The Company then issued variable rate junior subordinated debentures aggregating $3,609,000 to Trust I. The junior subordinated debentures are the sole assets of Trust I. The junior subordinated debentures and the preferred securities pay interest and dividends, respectively, on a quarterly basis. These junior subordinated debentures pay interest at a fixed rate of 5.244% through December 25, 2002 and a variable rate thereafter based on the 3 month libor plus 3.45%. Until September 26, 2007 the interest will not exceed 11.95%. The debentures will mature on September 26, 2032, at which time the preferred securities must be redeemed. The junior subordinated debentures and preferred securities can be redeemed contemporaneously, in whole or in part, beginning July 26, 2007 at a redemption price of $1,000 per preferred security.

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

   BALANCE SHEET

   In comparison to December 31, 2001, the September 30, 2002 consolidated balance sheet changed as follows:

        1.   Total assets increased $14,772,000 (8.1%), from $182,286,000 to $197,058,000, essentially from an increase in loans that was funded primarily by an increase in deposits with additional monies provided by $3,500,000 in trust preferred securities and a reduction in cash and cash equivalents.

        2. Loans, net of the allowance for loan losses, increased $14,937,000 (11.4%) from $131,066,000 to $146,003,000 representing, for the most part, increases in commercial real estate loans.

        3. Cash and due from banks decreased $724,000 (9.0%) from $8,077,000 to $7,353,000 primarily due to lower compensating balances maintained at correspondent banks. Federal funds sold decreased $1,412,000 (21.7%) as a result of the increased investment in loans and securities.

        4.   Net securities increased $1,240,000 (5.8%) from $21,420,000 to $22,660,000 as the company increased investments in non-taxable municipal securities. The unrealized gains on available for sale securities also accounted for $567,000 (45.7%) of the net security increase as the market value of securities rose with declining market rates.

        5.   Deposits increased $10,734,000 (6.5%) from $165,815,000 to
             $176,549,000. For the most part, this increase came from money market deposit account growth of $9,607,000 (28.1%) from $34,248,000 at year-end to $43,855,000 at September 30, 2002. The Company believes that this increase was due to depositors' uncertainty about market conditions and a desire to hold monies in a product that is both liquid and FDIC insured.

        6. Interest payable and other liabilities increased $1,036,000 (119.1%) from $870,000 to $1,906,000 primarily as a result of a Federal Agency security that the subsidiary bank committed to purchase, but was to be delivered against payment in October, 2002.

        7. The company issued $3,500,000 in trust preferred securities on June 26, 2002 of which, $2,000,000 was used to pay down the Company's line of credit and subordinated debt.

        8. Stockholders' equity increased $1,502,000 (12.9%) from $11,601,000 at year-end to $13,103,000 at September 30,
             2002. The $1,131,000 increase in retained earnings provided 75.3% of the increase in stockholders' equity with an additional $347,000 (23.1%) contribution from accumulated other comprehensive income.

   Nonaccrual loans increased to $2,791,000 at September 30, 2002 from $560,000 at December 31, 2001. Nonaccrual loans were 1.89% and .42% of total loans at September 30, 2002 and December 31, 2001, respectively. Approximately 70.26% of the nonaccrual loan increase is related to four commercial loan relationships which were moved to nonaccrual status, two in the first quarter with one additional in each successive quarter. An additional 22.27% of the current nonaccrual loan total relates to four residential real estate loans, two of which were identified in the first quarter with one additional borrower identified in each of the successive quarters. These loans were in various workout stages at September 30, 2002. Collateral values, including real estate and business equipment, lessen the Company's loss exposure on these borrowers.

   The allowance for loan losses at September 30, 2002 included a specific allocation of $1,420,000 based on estimated credit losses assigned to each impaired loan. Based on its analysis of the loan portfolio risks, including historical loss experience, peer data, current economic conditions, change in composition of the portfolio, and levels and trends in nonperforming loans, management believes the allowance for loan losses is adequate to absorb probable incurred credit losses at September 30, 2002 and December 31, 2001. Management believes that the allowance for loan loss methodology is consistent with guidance released by the banking regulators and the Securities and Exchange Commission.

   At September 30, 2002, the subsidiary Bank's capital levels exceeded the amounts required to be categorized as "well capitalized" under the federal regulatory criteria. The consolidated Company also exceeded the required capital levels under its applicable regulatory criteria at September 30, 2002.

   RESULTS OF OPERATIONS

   In the third quarter of 2002, the Company earned $448,000 compared to $378,000 in the third quarter of 2001. A major factor in this earnings improvement was the decrease in interest expense from the continued decline in market interest rates. Basic and diluted earnings per share for the three months ended September 30, 2002 increased to $.66 and $.65 from $.56 and $.55 respectively in 2001. The 17.9% increases in basic and 18.2% increase in diluted earnings per share is due to higher net income in 2002.

   For the nine months ended September 30, 2002, the Company earned $1,193,000 compared to $934,000 for the same period in 2001. As stated above, the decrease in the interest rate environment and the related reduction in interest expense was a significant dynamic in the earnings improvement. Higher net income in 2002 increased basic earnings per share to $1.75 from $1.38 in 2001, an increase of 26.8%. Similarly, diluted earnings per share increased to $1.74 from $1.37 in 2001, an increase of 27.0%.

   Interest income increased to $2,815,000 in the quarter ended September 30, 2002, a .8% increase from 2001. This increase was primarily due to a larger volume of interest-earning assets as interest rates continued to fall in 2002. Interest expense also decreased 31.5% for the quarter ended September 30, 2002 to $874,000 from the same decline in market interest rates. As a combined effect of these changes net interest income in the quarters ended September 30, 2002 and 2001 increased by $423,000 (27.9%).

   For the nine months ended September 30, 2002, interest income decreased $375,000 or 4.4% over the same period in 2001. Likewise, interest expense also decreased $1,692,000 or 38.8%. The combined effect was an overall increase in the 2002 net interest income of $1,317,000 or 31.2% over the same timeframe in 2001. These changes were due to the lower interest rate environment in 2002, as discussed above.

   Factors affecting the net interest income for the three and nine months ended September 30, 2002 and 2001 are summarized below:

                                                            Three Months                    Nine Months
                                                        Ended September 30,             Ended September 30,
                                                        2002            2001           2002            2001
                                                        ----            ----           ----            ----
      Yield on earning assets                            6.12%           7.11%          6.24%           7.45%
      Cost of interest-bearing liabilities               2.22%           3.75%          2.36%           4.35%
      Net interest margin (net interest income
         divided by average earning assets)              4.22%           3.87%          4.21%           3.66%
      Average earning assets (in thousands)           $182,406        $155,744       $175,984        $154,024

   Average earning assets increased 14.3% for the nine months ended September 30, 2002, while interest-bearing liabilities increased 13.4% in the same period. The combined effect of increased volumes in a lower rate environment positively affected the net interest margin in 2002 by $1,317,000.

   Over 80% of certificate of deposit liabilities typically mature within a year, providing the Company with favorable repricing opportunities. As of September 30, 2002 approximately 77.1% of time deposits are scheduled to mature in one year or less. Average rates on notes payable also decreased in 2002.

   The provision for loan losses of $236,000 in the quarter and $703,000 for the nine months ended September 30, 2002 exceeded the provisions recorded in the 2001 comparative periods. The increased provision resulted primarily from allocations applied to increases in impaired loans from December 31, 2001. Charged-off loans totaled $55,000 in the quarter and $93,000 for the nine months ended September 30, 2002. In 2001 charged-off loans totaled $246,000 and $279,000 for the same periods. Management also incrementally increased the 2002 provision to reflect the portfolio trends in past due and nonaccrual loans in the current operating and economic environment.

   Non-interest income, consisting primarily of deposit service charges, mortgage origination fees, and other service charges and fees increased 14.6% for the third quarter of 2002 to $338,000. Service charges on deposit accounts increased 25.8% for the quarter ended September 30, 2002. This increase was primarily due to an increased volume in overdraft charges and commercial transaction account fees. The favorable rate environment continued to provide mortgage loan origination fee income with a volume increase of $26,000 (33.3%) for the quarter ended September 30, 2002. The loan origination fee income is from the prequalification and referral of borrowers to investors. The Company does not fund the loans.

   For the nine months ended September 30, 2002, total non-interest income was $894,000, an increase of $90,000 or 11.2% from the same period in 2001. Service charges on deposit accounts increased 46.3% in the same period primarily due to the volume increases in overdraft charges and commercial service fees discussed above.

   Non-interest expense increased 16.5% in the third quarter of 2002 compared to the same quarter of 2001. The largest component of non-interest expense, salaries and employee benefits, increased 17.5% in 2002. This increase was primarily due to higher staffing levels. The Company had 55 and 51 full-time-equivalent employees at September 30, 2002 and 2001, respectively. Inflation, merit pay increases, and higher employee fringe benefit costs also contributed to higher compensation expense in the quarter ended September 30, 2002.

   For the nine months ended September 30, 2002, non-interest expense increased $417,000 or 12.0% to $3,896,000 as compared to $3,479,000 for the same period in 2001 primarily due to increased staffing costs. Occupancy and equipment costs decreased in 2002 in part because of offsetting rental income from the Glen Ellyn property acquired in the third quarter of 2001. Advertising and marketing, data processing, and loan related expenses were also greater in 2002 compared to 2001.

   The ratio of non-interest expense to average assets increased slightly in the third quarter of 2002 (2.74% in 2002 compared to 2.73% in the third quarter of 2001). Average assets were $193,963,000 and $167,343,000 in the third quarter of 2002 and 2001, respectively.

   For the nine months ended September 30, 2002, the ratio of non-interest expense to average assets was 2.78% versus 2.82% for the same period in 2001.

   Net income as a percentage of average assets was .92% and .90% for the three months ended September 31, 2002 and 2001, respectively.

   For the nine months ended September 30, 2002, net income as a percent of average assets was .85% as compared to .75% for the same period in 2001.

   COMMITMENTS

   The following tables disclose contractual obligations and commercial commitments of the Company as of September 30, 2002 (in thousands):


                                                 Less Than                                 After
                                       Total       1 Year       1-3 Years    4-5 Years    5 Years
                                       -----     ---------      ---------    ---------    -------
      FHLB advances                  $ 2,000       $   -          $2,000       $  -        $    -
      Trust preferred
         securities                    3,500           -               -          -         3,500
      Construction payable (1)            29          29               -          -             -

      Total contractual
         cash obligations            $ 5,529       $  29          $2,000       $  -        $3,500


                                     Total
                                     Amount      Less Than                                   Over
                                   Committed      1 Year       1-3 Years     4-5 Years     5 Years
                                   ---------     ---------     ---------     ---------     -------

      Lines of credit (2)            $40,871       $20,459        $9,798       $10,557     $   57
      Standby letters of
         credit                          454           449             5             -          -
      Loan commitments                   902           902             -             -          -
      Total commitments              $42,227       $21,810        $9,803       $10,557     $   57
      Line of credit (3) (4)         $ 3,000       $ 3,000             -             -          -

   (1) Balance to finish Wheaton main facility build out, including contractor's retainage.
   (2)  Line of credit obligations available to customers.
   (3)  Line of credit obligation available to the Company through M&I
        Bank.
   (4) This amount does not include the Bank's unused line with the Federal Home Loan Bank of Chicago (FHLB) which is secured by a blanket lien on 1-4 family and multi-family mortgage loans and delivered securities. As such, the amount of this line varies with the amount of eligible collateral.












                                     11


   Item 3. Controls & Procedures

   The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures", as that term is used in Item 307 of the SEC's Regulation S-B, as of November 13, 2002. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.















































                                     12



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

        None.

   Item 5.   Other Information.

        None.


   Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits:

             Exhibit 10: Form of change of control letter agreement with certain officers. (Incorporated by reference from Community Financial Shares, Inc., Form 10-QSB for the quarterly period ended June 30, 2002, Exhibit 10.)

             Exhibits 99.1 & 99.2: Certifications pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)  Reports on Form 8-K:

             None.

                               SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 COMMUNITY FINANCIAL SHARES, INC.
                                 Issuer


   Date: November 14, 2002       /s/ Mary E. King Wilson
                                 --------------------------------------
                                 Mary E. King Wilson
                                 Chief Financial Officer


   Date: November 14, 2002       /s/ Christopher P. Barton
                                 --------------------------------------
                                 Christopher P. Barton
                                 Chief Accounting Officer


                                CERTIFICATION

   I, Donald H. Fischer, CEO certify that:

   1. I have reviewed this quarterly report on Form 1O-QSB of Community Financial Shares, Inc.;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date:  November 14, 2002
          --------------------------

   By /s/Donald H. Fischer, CEO
      ------------------------------
        (Signature and Title)

                                CERTIFICATION

   I, Mary King Wilson, VP & CFO certify that:

   1. I have reviewed this quarterly report on Form 1O-QSB of Community Financial Shares, Inc.;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date:  November 14, 2002
          --------------------------

   By /s/Mary King Wilson, VP & CFO
      ------------------------------
        (Signature and Title)