Form 10KSB
period 2002-12-31
COMMUNITY FINANCIAL SHARES INC
filed 2003-03-31
CIK 1123735

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                 Form 10-KSB

   (Mark One)
   [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2002.

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

   Check whether the issuer (1) filed all reports required to be filed by
   Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such
   filing requirements for the past 90 days:  Yes [X]     No [  ]

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
   Form 10-KSB:   [X]

   Issuer's revenues for the year ended December 31, 2002:  $12,277,000
                                                            -----------

   Aggregate market value of the voting and non-voting common equity, held by non-affiliates of the issuer as of March 1, 2003, based on a price per share of $35.00 (the price at which the common stock last
   sold on December 30, 2002):   $21,150,745
                                 -----------

   Issued and outstanding shares of issuer's common stock as of March 1, 2003: 681,528
          -------

                     DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Community Financial Shares Inc. Registration Statement on Form S-4, File No. 333-46622, filed September 26, 2000, are incorporated by reference into Part III of this report.

   Transitional Small Business Disclosure Format:  Yes [  ]    No [X]


                              TABLE OF CONTENTS


   PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
        ITEM 1.   DESCRIPTION OF BUSINESS  . . . . . . . . . . . . .    1
        ITEM 2.   DESCRIPTION OF PROPERTIES  . . . . . . . . . . . .   12
        ITEM 3.   LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . .   12
        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS  . . . . . . . . . . . . . . . . . . . . .   12

   PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12
        ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS  . . . . . . . . . . .   12
        ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS  . . . . . . .   13
        ITEM 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . .   34
        ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . .   63

   PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   64
        ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                  CONTROL PERSONS  . . . . . . . . . . . . . . . . .   64
        ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . .   67
        ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  .    70
        ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . .   73
        ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . .   74
        ITEM 14.  CONTROLS AND PROCEDURES  . . . . . . . . . . . . .   74

   SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . .   76

   CERTIFICATION . . . . . . . . . . . . . . . . . . . . . . . . . .   78


                                   PART I

   ITEM 1.   DESCRIPTION OF BUSINESS

   Community Financial Shares, Inc. (the "Company") is a registered bank holding company. The operations of the Company and its banking subsidiary consist primarily of those financial activities common to the commercial banking industry and are explained more fully below under the heading "LENDING ACTIVITIES". Unless the context otherwise requires, the term "Company" as used herein includes the Company and its banking subsidiary on a consolidated basis. All of the operating income of the Company is attributable to its wholly-owned banking subsidiary, Community Bank-Wheaton/Glen Ellyn (the "Bank"). In June 2002, the Company formed Community Financial Shares Statutory Trust I ("Trust I"). Trust I is a statutory business trust formed under the laws of the state of Connecticut and is wholly owned by the Company. Additional information related to this entity is found in the Capital section of Part II, Item 6 and in Part II, Item 7, Note 9 of the financial statements.

   The Company was incorporated in the State of Delaware in July 2000 as part of an internal reorganization whereby the stockholders of the Bank exchanged all of their Bank stock for all of the issued and outstanding stock of the Company. The reorganization was completed in December 2000. As a result of the reorganization the former stockholders of the Bank acquired 100% of the Company's stock and the Company acquired (and still holds) 100% of the Bank's stock. The former Bank stockholders received two shares of the Company's common stock for each share of Bank common stock exchanged in the reorganization. The Company was formed for the purpose of providing financial flexibility as a holding company for the Bank. At the present time, the Company has no specific plans of engaging in any activities other than operating the Bank as a subsidiary.

   The Bank was established as a state chartered federally insured commercial bank on March 1, 1994 and opened for business November 21, 1994 on Roosevelt Road in Glen Ellyn. The Bank opened a second location in downtown Wheaton on November 21, 1998. The Bank provides banking services common to the industry, including but not limited to, demand, savings and time deposits, loans, mortgage loan origination for investors, cash management, electronic banking services, Internet banking services including bill payment, Community Investment Center services, and debit cards. The Bank serves a diverse customer base including individuals, businesses, governmental units, and institutional customers located primarily in Wheaton and Glen Ellyn and surrounding communities in DuPage County, Illinois. The Bank has banking offices in Glen Ellyn, and Wheaton, Illinois.

   COMPETITION
   -----------

   Active competition exists in all principal areas where the Bank operates, not only with other commercial banks, finance companies and mortgage bankers, but also with savings and loan associations, credit unions, and other financial service companies serving the Company's market area. The principal methods of competition between the Company and its competitors are price and service. Price competition, primarily in the form of interest rate competition, is a standard practice within the Company's market place as well as the financial services industry. Service, expansive banking hours, and product quality are also significant factors in competing and allow for differentiation from competitors.

   Deposits in the Bank are well balanced, with a large customer base and no dominant segment of accounts. The Bank's loan portfolio is also characterized by a large customer base, including loans to commercial, not-for-profit and consumer customers, with no dominant relationships. There is no readily available source of information that delineates the market for financial services offered by non-bank competitors in the Company's market.

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

   The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Under the Bank Holding Company Act, the Company is required to file annual reports and such additional information as the Federal Reserve Board may require and is subject to examination by the Federal Reserve Board. The Federal Reserve Board has jurisdiction to regulate virtually all aspects of the Company's business. See "The Company's Banking Subsidiary" below for discussion of regulators of the Bank.

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

   Deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC") and are subject to the provisions of the Federal Deposit Insurance Act. Under the FDIC's risk-based insurance assessment system, each insured bank is placed in one of nine risk categories based on its level of capital and other relevant information. Each insured bank's insurance assessment rate is then determined by the risk category in which it has been classified by the FDIC. There is currently a 27 basis point spread between the highest and lowest assessment rates, so that banks classified as strongest by the FDIC are subject in 2003 to no insurance assessment, and banks classified as weakest by the FDIC are subject to an insurance assessment rate of 0.27%. In addition to its insurance assessment, each insured bank is subject in 2003 to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout. The first quarter 2003 debt service assessment was 0.0168%.

   Banking regulations restrict the amount of dividends that a bank may pay to its stockholders. At December 31, 2002, subject to minimum regulatory capital guidelines, the Bank could, without prior approval of regulatory authorities or the Company's lender, declare dividends
   of approximately $1,976,000.   For additional information on the
   lender covenants that potentially restrict the declaration of dividends, see the discussion under Part II, Item 7, Note 8.

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

   CAPITAL REQUIREMENTS
   --------------------

   All federal bank regulatory agencies have adopted risk-based capital guidelines. These guidelines establish required levels of capital that are monitored by certain ratios. Capital is divided into two components: Tier 1 capital which includes common stock, additional paid-in capital, retained earnings and certain types of perpetual preferred stock less goodwill; and Tier 2 capital which includes, among other things, limited life preferred stock, subordinated debt, limited amounts of unrealized gains on equity securities, and the allowance for loan losses. These components of capital are compared to both total assets as reported on the balance sheet and assets that have been adjusted to compensate for associated risk to the organization. The guidelines require a tangible leverage capital ratio (defined as Tier 1 capital to average assets) of 3.00% for bank holding companies and banks that meet certain specified criteria, including having the highest regulatory rating. All other banking organizations are required to maintain a leverage ratio of at least 4.0%. The Company had a tangible leverage capital ratio of 8.3% as of December 31, 2002. The guidelines require a total capital ratio (defined as the total of both Tier 1 and Tier 2 capital to risk weighted assets) of 8.0%. The Company had a total capital to risk weighted assets ratio of 12.3% as of December 31, 2002. The guidelines also require a Tier 1 ratio (defined as Tier 1 capital to risk weighted assets) of 4.00%. The Company had a Tier 1 ratio of 10.8% as of December 31, 2002. The regulatory requirements are considered minimums and actual ratios should be commensurate with the level and nature of all risks of a company (as determined by the regulatory agencies). Regulators generally expect organizations that are experiencing internal growth or are making acquisitions to maintain capital levels substantially above the minimum supervisory levels and comparable to peer groups, without significant reliance on intangible assets. Management intends to continue its emphasis on a strong capital position.

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

   The GLB Act amends the BHC Act to authorize new "financial holding companies" ("FHCs"). Under the FHC provisions of the GLB Act, a BHC can qualify to become an FHC if all of its bank and thrift subsidi-aries are well capitalized and well managed and have a CRA rating of "satisfactory" or better. Once a BHC becomes an FHC, it is permitted to conduct any securities, insurance and merchant banking activities, as well as any other activities that are "financial in nature" or incidental or complementary to a financial activity, such as developing financial software, hosting Internet web sites relating to financial matters and operating a travel agency. Under the regulatory structure prescribed by the GLB Act, the Federal Reserve will act as the "umbrella regulator" for the FHC, with each FHC subsidiary subject to supervision and regulation by its own functional regulator or agency.

   The GLB Act also gives banks the option of conducting certain newly permitted financial activities in a subsidiary rather than using an FHC. Banks that satisfy the well capitalized well managed and CRA requirements applicable to FHCs will be able to establish "financial subsidiaries" that are permitted to conduct all financial activities as agency and some financial activities as principal such as securities underwriting. The main activities in which financial subsidiaries are prohibited from engaging are insurance underwriting, real estate development and, at least for the next five years, merchant banking.

   In addition to enabling banks and their holding companies to conduct a wide range of financial activities, the GLB Act also contains a number of privacy requirements with which banks and other financial institu-tions must comply. Under the GLB Act, all financial institutions must adopt a privacy policy and make its policy known to those who become new customers and provide annual disclosure of its policy to all of its customers. They must also give their customers the right to "opt out" whenever they want to disclose nonpublic customer information to non-affiliates. An exception to this opt out requirement is made where the third party is performing services on behalf of the financial institution or pursuant to a joint agreement. Financial institutions are also required to take such steps as are necessary to insure the security and confidentiality of customer records and information and to protect against unauthorized access to or use of such records or information.

   SECURITIES AND EXCHANGE COMMISSION REGULATIONS
   ----------------------------------------------

        SARBANES OXLEY ACT. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the "S-O Act") implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards, and will be funded by fees from all publicly traded companies, the law restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any permissible non-audit services being provided to an audit client will require pre-approval by a company's audit committee members. In addition, the audit partners must be rotated. Chief executive officers and chief financial officers, or their equivalent, are required to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission ("SEC"), subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the S-O Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself. Longer prison terms and increased penalties will be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted.

        The S-O Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with a company's "registered public accounting firm" ("RPAF"). Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is an "audit committee financial expert" and if not, why not. Under the S-O Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, general accounting officer, or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The S-O Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate, or mislead any independent public or certified accountant engaged in the audit of a company's financial statements for the purpose of rendering the financial statement's materially misleading.

   EMPLOYEES
   ---------

   As of December 31, 2002, the Company and its subsidiaries had a total of 55 full-time equivalent employees. None of these employees are subject to a collective bargaining agreement.

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

   The Bank, for secondary market residential loans, generally makes one-to-four family residential mortgage loans in amounts not to exceed 80% of the appraised value or sale price, whichever is less, of the property securing the loan, or up to 95% if the amount in excess of 80% of the appraised value is secured by private mortgage insurance, or 80% to 85% with an increased interest rate. The Bank usually receives a service release fee of 1.0% to 1.5 % on one-to-four family residential mortgage loans.

   In addition to loans originated for the secondary market, the Bank has portfolio loans secured by residential real estate that total approximately $11.0 million or 7.6% of the Bank's total loan portfolio.

   Commercial Real Estate Lending

   Loans secured by commercial real estate totaled approximately $59.2 million, or 40.8% of the Bank's total loan portfolio, at December 31, 2002. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the property. Such appraised value is generally determined by independent appraisers previously approved by the Board of Directors of the Bank.

   The Bank's commercial real estate loans are permanent portfolio loans secured by improved property such as office buildings, retail stores, warehouses, churches, and other non-residential buildings. Of the commercial real estate loans outstanding at December 31, 2002, most are located within 10 miles of the Bank's offices in Wheaton and Glen Ellyn and were made to local customers of the Bank. In addition, borrowers generally must personally guarantee loans secured by commercial real estate. Commercial real estate loans generally have a 10 to 25 year amortization period and are made at rates based upon competitive local market rates, specific loan risk, and structure usage and type. Such loans generally have a five-year maturity.

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

   At December 31, 2002, the Bank had $7.3 million in construction loans outstanding or 5.0% of the loan portfolio of the Bank. The Bank presently charges both fixed and variable interest rates on construction and end loans. Loans, with proper credit, may be made for up to 80% of the anticipated value of the property upon completion. Funds are usually disbursed based upon percentage of completion generally verified by an on-site inspection and generally through a local title company construction escrow account.

   Consumer Lending

   As community-oriented lenders, the Bank offers consumer loans for any worthwhile purpose. Although the Bank offers signature unsecured loans, consumer loans are generally secured by automobiles, boats, mobile homes, stocks, bonds, and other personal property. Consumer loans totaled $2.4 million or 1.7% of the total loan portfolio of the Bank at December 31, 2002. Consumer loans generally have higher yields than residential mortgage loans since they involve a higher credit risk and smaller volumes with which to cover basic costs.

   Home Equity Lending

   Home equity loans are generally made not to exceed 80% of the first and second combined mortgage loan to value. These loans, for the most part are revolving credit lines with minimum payment structure of interest only and a five-year term. The interest rate on these lines of credit adjusts at a rate based on the prime rate of interest. Additionally, the Bank offers five-year amortizing fixed rate home equity balloon loans for those who desire to limit interest rate risk. At December 31, 2002, the outstanding home equity loan balance was $29.3 million or 20.2% of the total loan portfolio of the Bank.

   Commercial Lending

   The Bank actively engages in general commercial lending within its market area. These loans are primarily revolving working capital lines, inventory loans, and equipment loans. The commercial loans are based on generally serving the needs of small businesses in the Bank's market area while limiting the Bank's business risks to reasonable bank lending standards. Commercial loans are made with both fixed and adjustable rates and are generally secured by equipment, accounts receivable, inventory, and other assets of the business. Personal guarantees generally support these credit facilities. The Bank also provides commercial and standby letters of credit to assist small businesses in their financing of special purchasing or bonding needs. Standby letters of credit outstanding at year end totaled $329,000. Commercial loans totaled approximately $35.8 million or 24.7% of the Bank's total loan portfolio at December 31, 2002.

   FIVE YEAR FINANCIAL SUMMARY
   ---------------------------

   (Dollar amounts in thousands, except per share data)

                                                                2002          2001         2000         1999          1998
                                                                ----          ----         ----         ----          ----
     STATEMENT OF INCOME
     Interest income                                           $11,011      $11,458      $11,025        $7,900       $5,837
     Interest expense                                            3,558        5,422        5,372         3,892        2,582
                                                                ------       ------       ------        ------       ------
     Net interest income                                         7,453        6,036        5,653         4,008        3,255
     Provision for loan losses                                  (1,544)        (393)        (365)         (265)        (240)
     Noninterest income                                          1,266        1,010          546           495          295
     Noninterest expense                                        (5,335)      (4,690)      (4,149)       (3,216)      (2,091)
                                                                ------       ------       ------        ------       ------



     Income before income taxes                                  1,840        1,963        1,685         1,022        1,219
     Income tax expense                                            632          615          601           374          443
                                                                ------       ------       ------        ------       ------

     Net income                                                 $1,208       $1,348       $1,084          $648         $776
                                                                ======       ======       ======        ======       ======

     BALANCE SHEET - YEAR-END BALANCES
     Total assets                                             $203,806     $182,286      $167,913      $136,071      $96,252
     Securities                                                 25,604       21,420        40,536        33,303       20,542
     Loans, net                                                143,307      131,066       112,324        82,419       55,101
     Deposits                                                  184,314      165,815       139,359       121,244       89,425
     Trust preferred securities                                  3,500            -             -             -            -
     Stockholders' equity                                       13,036       11,601        10,131         8,703        6,028


     BALANCE SHEET - AVERAGE BALANCES
     Total assets                                             $190,536     $168,266     $148,857       $119,028      $80,930
     Securities                                                 22,000       24,668       37,028         33,504       17,313
     Loans                                                     142,071      121,781      100,084         69,154       50,674
     Deposits                                                  171,864      150,174      127,137        110,940       74,629
     Federal Home Loan Bank advances                             2,303        4,341        9,880            241            -
     Trust Preferred Securities                                  1,812            -            -              -            -
     Stockholders' equity                                       12,629       10,912        9,252          7,161        5,694

     PER SHARE DATA (1)
     Basic earnings per share                                    $1.77        $1.99        $1.60          $1.09        $1.40
     Diluted earnings per share                                   1.76         1.97         1.59           1.08         1.40
     Cash dividends per share                                      .12         0.10         0.10           0.10        0.075
     Book value per share at year end                            19.15        17.05        14.96          12.89        10.89



                                                               10


                                                               2002         2001         2000         1999          1998
                                                               ----         ----         ----         ----          ----
     CASH DIVIDENDS AND AVERAGE SHARES OUTSTANDING
     Cash dividends                                                $82          $68          $68            $58          $42
     Weighted average common shares outstanding (1)            680,894      678,965      677,084        594,872      553,400

     SELECTED FINANCIAL RATIOS
     Average loans to average deposits                          82.67%       81.09%       78.72%         62.33%       67.90%
     Average equity to average assets                            6.63%        6.49%        6.22%          6.02%        7.04%
     Return on average assets                                     .63%        0.80%        0.73%          0.54%        0.96%

     Return on average equity                                    9.57%       12.35%       11.72%          9.05%       13.63%
     Net interest margin (2)                                     4.16%        3.85%        4.08%          3.70%        4.40%
     Dividend payout ratio (3)                                   6.79%        5.04%        6.27%          8.95%        5.41%


     (1) Per share data and average common shares outstanding have been adjusted for the 2-for-1 stock split in 2000 and the 15% stock dividend declared in 1997 and issued in 1998
     (2)  Net interest income divided by average interest-earning assets
     (3)  Cash dividends divided by net income

   ITEM 2.   DESCRIPTION OF PROPERTIES

   The following table sets forth information related to the Company's properties utilized in the Company's business. These properties are suitable and adequate for the Company's business needs.

                                                                                            Approximate     Owned/
   Entity                   Description        Address                  City/State          Square Feet     Leased
   ------                   -----------        -------                  ----------          -----------     ------
   Community Bank-
   Wheaton/Glen Ellyn       Main office        357 Roosevelt Road       Glen Ellyn, IL         10,000        Owned

   Community Bank-
   Wheaton/Glen Ellyn       Wheaton office     100 N. Wheaton Ave.      Wheaton, IL            12,500        Owned

              In 2001, the Company purchased a commercial office building in Glen Ellyn, Illinois from a partnership comprised of all of the directors of the Company. This site, which is currently leased to a third party, is adjacent to the Company's office in Glen Ellyn, Illinois and can be used for future expansion or parking. The Company considers the conditions of its properties to be generally good and adequate for the current needs of the Company and its subsidiaries.
   None of the properties owned by the Company are subject to mortgages or liens. Information regarding the Bank's investments in real estate mortgages can be found above under the "Lending Activities" caption of "Item 1-Description of Business" of this report. On March 19, 2003, the Company approved the acquisition of land in Wheaton, Illinois for a future branch location.

   ITEM 3.   LEGAL PROCEEDINGS

   Neither the Company nor the Bank is a party to, and none of their property is subject to, any material legal proceedings at this time.


   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                   PART II

   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's stock is privately held by approximately 497 shareholders. No formal market exists for selling the Company's stock. The formation of the Company and the exchange of the Company's stock for the Bank's stock was completed in December 2000.
   Consequently, the Company's stock was not traded prior to December
   2000.

   It has been a policy of the Company to pay only small to moderate dividends so as to retain earnings to support growth. Dividends for 2002 were $82,000 or 6.8% of after tax earnings. In 2001, dividends of $68,000 represented 5.0% of earnings. Dividends are paid quarterly.

        Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Holding Company or by the Holding Company to the stockholders. These restrictions pose no practical limit on the ability of the Bank or the Holding Company to pay dividends at historical levels. At December 31, 2002, subject to minimum regulatory capital guidelines, the Bank could, without prior approval of regulatory authorities or the Company's lender, declare dividends of approximately $1,976,000. For additional information on the lender covenants that potentially restrict the declaration of dividends, see the discussion under Part II, Item 7,
   Note 8.

   EQUITY COMPENSATION PLANS
   -------------------------

                                                                                                    Number of securities
                                    Number of securities to       Weighted Average exercise       remaining available for
                                    be issued upon exercise          price of outstanding          future issuance under
                                    of outstanding options,         options, warrants and           equity compensation
                                      warrants and rights                   rights                         plans*
                                    -----------------------        ------------------------        ---------------------
                                               A                              B                              C
      Equity compensation plans
      approved by security                  20,355                          $19.67                         7,180
      holders

      Equity compensation plans
      not approved by security                 0                              0                              0
      holders

                 Total                      20,355                          $19.67                         7,180


     *Excluding securities reflected in column A


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

                                  OVERVIEW
                                  --------

   The Company is a bank holding company. Through its wholly-owned subsidiary bank, Community Bank-Wheaton/Glen Ellyn, the Company provides financial and other banking services to customers located primarily in Wheaton and Glen Ellyn and surrounding communities in DuPage County, Illinois. The Company was formed in July 2000 for the purpose of providing financial flexibility as a holding company for the Bank.

   The Bank was established as a state-chartered federally insured commercial bank on March 1, 1994 and opened for business November 21, 1994 on Roosevelt Road in Glen Ellyn. The Bank opened a second location in downtown Wheaton on November 21, 1998.

   This management discussion and analysis has been prepared as if the Company had always owned all of the Bank's stock.


                             FINANCIAL CONDITION
                             -------------------

   AVERAGE ASSETS AND LIABILITIES

   Since its opening, the Bank has experienced consistent growth in deposits, earning assets, and total assets. Economic and demographic factors continued to be generally positive in the Company's market area in 2002, but the local economy has been impacted by the general downturn in the overall economy. Despite current macroeconomic trends, the company experienced substantial loan and deposit growth in 2002. The continued development and customer acceptance of the Wheaton office facility also contributed significantly to loan and deposit growth in 2002.

   Total average assets were $191 million in 2002, an increase of 14% over the prior year. Average earning assets in 2002 were $179 million, an increase of $22 million, or 14%, over 2001. The average earning asset growth in 2002 is primarily due to an increase of $20 million in the loan portfolio, a 16% increase over 2001. This significant loan growth was funded by an increase in average deposits of $22 million during 2002. Average securities were $22 million in 2002, a decrease of $3 million or 12% from the prior year. This decrease was caused by the continuing decline in interest rates causing many of the securities to be called. The Company's average investment in Federal Home Loan Bank of Chicago (FHLB) stock increased to $9 million in 2002 because the dividend yield was favorable compared to alternative investments.

   As shown in the average consolidated balance sheets for 2002 and 2001, deposit growth occurred in every category except time deposits with the largest dollar growth occurring in money market accounts. The Company believes that the $12 million increase in average money market deposits, a 46% increase over 2001, was due both to declining customer confidence in the stock market and the competitive rates that the Company pays on money market deposit accounts. Also important in deposit growth was NOW accounts. The Company believes growth of $4 million or 18% in average NOW deposits in 2002 was primarily due to competitive pricing in the marketplace and customer desire to remain liquid.

   Average interest-bearing liabilities for the year 2002 were $155 million, an increase of 13% over 2001. Advances from the FHLB decreased as a funding source, with average advances declining to $2 million in 2002 compared to $4 million in 2001. The FHLB advances decreased as a result of the influx of cash from called securities and from the issuance of $3.5 million in Trust Preferred Securities on June 26, 2002 as an alternative funding source. The latter transaction is described more fully in the Company's quarterly report on Form 10-QSB filed with the Securities Exchange Commission on August 14, 2002.

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

                                                               Average Balance Sheets, Yields, and Rates
                                                                    For the Year Ended December 31,
                                                                    -------------------------------
                                                            2002                                      2001
                                                            ----                                      ----
                                                                         Yield/                                    Yield/
                                             Average                      Rate        Average                       Rate
                                             Balance      Interest         (%)        Balance       Interest        (%)
                                             -------      --------        ----        -------       --------        ----
   INTEREST-EARNING ASSETS:
   Federal funds sold                        $  6,486       $    94          1.45%     $  6,848     $    260          3.80%
   Taxable securities                          13,863           692          4.99%       18,730        1,120          5.98%
   Tax-exempt securities                        8,137           383          4.71%        5,938          298          5.02%
   Loans                                      142,071         9,381          6.60%      121,781        9,565          7.85%
   FHLB stock                                   8,751           461          5.27%        3,346          215          6.43%
                                             --------       -------         ------     --------      -------         ------

   Total interest-earning assets              179,308        11,011          6.14%      156,643       11,458          7.31%

   NONINTEREST-EARNING ASSETS:
   Cash and due from banks                      5,757                                     6,225
   Premises and equipment                      (1,493)                                    5,175
   Allowance for loan losses                    5,535                                   (1,079)
   Other assets                                 1,429                                     1,302
                                             --------                                  --------
      Total noninterest- earning
        assets                                 11,228                                    11,623
                                             --------                                  --------

      Total assets                           $190,536                                  $168,266
                                             ========                                  ========











                                                               16



                                                                  Average Balance Sheets, Yields, and Rates
                                                                       For the Year Ended December 31,
                                                                       -------------------------------
                                                               2002                                      2001
                                                               ----                                      ----
                                                                            Yield/                                    Yield/
                                                Average                      Rate        Average                       Rate
                                                Balance      Interest         (%)        Balance       Interest        (%)
                                                -------      --------        ----        -------       --------        ----
      INTEREST-BEARING LIABILITIES:
      Deposits
         NOW                                   $  26,278       $   256           .97%     $ 21,850      $   291          1.33%
         Savings                                  40,710           590          1.45%       37,781        1,231          3.26%
         Money market                             40,691         1,013          2.49%       28,474        1,148          4.03%
         Time                                     41,851         1,439          3.44%       42,240        2,259          5.35%
      FHLB advances                                2,303           117          5.08%        4,341          364          8.39%
      Federal funds purchased and                     90             2          2.22%            5            0          4.28%
        repurchase agreements
      Notes payable                                  989            42          4.25%        2,000          129          6.45%
                                                                                           -------      -------         ------
      Trust preferred securities                   1,812            99          5.46%
                                                 -------       -------         ------
         Total interest-bearing
          Liabilities                            154,724         3,558          2.30%      136,691        5,422          3.97%
                                                 -------       -------         ------      -------      -------         ------

      NONINTEREST-BEARING LIABILITIES:
      Demand deposits                             22,334                                    19,829
      Other liabilities                              849                                       834
      STOCKHOLDERS' EQUITY                        12,629                                    10,912
                                                 -------                                   -------

         Total liability and
           stockholders' equity                 $190,536                                  $168,266
                                                 =======                                   =======
      NET INTEREST INCOME                                       $7,453                                   $6,036
                                                               =======                                  =======
      NET INTEREST SPREAD                                                       3.84%                                    3.34%
                                                                               ======                                   ======
      NET INTEREST INCOME TO AVERAGE
        INTEREST-EARNING ASSETS                                                 4.16%                                    3.85%
                                                                               ======                                   ======

   SECURITIES

   The Company's securities portfolio can be divided into five categories of debt instruments, as shown below. The securities portfolio is managed to provide liquidity and earnings in various interest rate cycles.

        The following table shows the weighted average interest rate for each security group as of December 31, 2002.


                                  U.S.            U.S.         Mortgage-        States and          SBA
                                Treasury       Government        Backed          Political      Guaranteed
                                  Bill          Agencies       Securities     Subdivisions<1>      Pool        Total<1>
                                --------       ----------      ----------     ---------------   ----------     --------
   Weighted average
   Interest rate                  1.19%           3.68%           4.85%            6.96%           3.59%        4.84%


   <F1> Fully taxable equivalent

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

   The Company's loan portfolio by major category as of December 31 for each of the past two years is shown below.


                                                  2002            2001
                                                  ----            ----
    Real estate
         Commercial                           $  59,206       $  46,638
         Construction                             7,295           9,284
         Residential                             10,964          16,208
         Home equity                             29,261          24,087
                                              ---------       ---------
              Total real estate loans           106,726          96,217
    Commercial                                   35,839          32,551
    Consumer                                      2,470           3,425
                                              ---------       ---------
         Total loans                            145,035         132,193
    Deferred loan costs, net                         29              13
    Allowance for loan losses                    (1,757)         (1,140)
                                              ---------       ---------

         Loans, net                           $ 143,307       $ 131,066
                                              =========       =========

   LOAN MATURITIES AND RATE SENSITIVITY

   The following table sets forth the maturity distribution and interest rate sensitivity of certain loan categories at December 31, 2002.


                                       Fixed        Average     Variable        Average        Total       Average
      Maturity (in years)           Rate Loans        Rate     Rate Loans         Rate         Loans         Rate
      -------------------           ----------       ------    ----------         ----         -----         ----
      Less than one                   $16,858         7.31%       $31,417         4.99%       $48,275        5.80%

      One to two                       16,387          7.58         2,670          4.36        19,057         7.13
      Two to three                     12,864          7.81         5,036          4.38        17,900         6.85
      Three to four                    15,956          7.43         6,939          4.60        22,895         6.58
      Four to five years               25,384          6.97         9,919          4.74        35,303         6.34
                                      -------         -----       -------         -----       -------        -----
      Total one to five years          70,591          7.37        24,564          4.58        95,155         6.65

      Over five years                     528          6.87         1,106          7.80         1,634         7.50
                                      -------         -----       -------         -----       -------        -----

      Totals                          $87,977          7.36       $57,087          4.87      $145,064         6.38
                                      =======         =====       =======         =====      ========        =====

   DEPOSITS

   The following table shows the maturity schedule for the Company's time deposits of $100,000 or more as of December 31, 2002.

         Three months or less                           $ 3,913
         Three months through six months                  2,966
         Six months through twelve months                 5,295
         Over twelve months                               2,938
                                                        -------
                                                        $15,112
                                                        =======

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

   Capital at the Bank level includes the following:

   (1) In May 2000, the Bank obtained $1,000,000 of floating-rate subordinated debt from another bank at a rate of .125% below prime. As of December 31, 2001, $600,000 of this subordinated debt qualified as a component of total capital. As of July 5, 2002, $1,000,000 of surplus was injected from the holding company Trust Preferred Securities issuance. These monies were used to pay off all of the aforementioned bank subordinated debt.

   (2) At the holding company level, the Company issued $3.5 million in variable-rate Trust Preferred Securities at the 3-month LIBOR plus 3.45%. As of December 31, 2002, $3,152,000 of these proceeds qualified as Tier 1 capital with remaining $348,000 qualifying as Tier 2 capital under the applicable regulations discussed above.

   The transactions described in 1 and 2 above, in addition to retained earnings, allowed the Bank to be categorized as well capitalized under all three of the banking regulators' prompt corrective action criteria at December 31, 2002 and 2001.

   The consolidated Company's capital levels exceeded the regulatory requirements for capital adequacy at December 31, 2002.

   SHAREHOLDERS' EQUITY

   The Company's shareholders' equity increased $1,435,000, or 12.4%, from December 31, 2001 to December 31, 2002. Earnings of $1,208,000 were the primary source of this growth.

   The accumulated other comprehensive income, net of deferred taxes, increased $283,000 at December 31, 2002. This increase was primarily due to the decline in interest rates in 2002, which improved securities market values. Dividends of approximately $82,000 representing $0.12 per share were paid to shareholders during 2002.

   Shareholders' equity (book value) per share increased from $17.05 at December 31, 2001 to $19.15 per share at year-end 2002, a 12.3% increase.

                            RESULTS OF OPERATIONS
                            ---------------------

   OVERVIEW

   For the year ended December 31, 2002, the Company earned $1,208,000 or $1.77 per share, compared to $1,348,000 or $1.99 per share in 2001. This represents a 10.39% decrease in net income over 2001. The earnings decline in 2002 was primarily due to the increase in the provision for loan losses of $1,151,000 from $393,000 in 2001 to $1,544,000 in 2002, and partially due to the increase in noninterest expenses of $645 from $4,690 in 2001 to $5,335 in 2002.

   SIGNIFICANT RATIOS

   Following are a number of significant ratios and other information generally used to examine performance of banks and bank holding companies. The consolidated ratios for the Company follow:

                                                2002          2001
                                                ----          ----
   Return on average assets <1>                 .63%          .80%
   Return on average equity <2>                9.57%        12.35%
   Net Loan growth <3>                         9.34%        16.69%
   Deposit growth <3>                         11.16%        18.98%
   Net interest spread <4>                     3.84%         3.34%
   Efficiency ratio <5>                       61.19%        66.63%

   <F1> Net income divided by average total assets
   <F2> Net income divided by average stockholders' equity
   <F3> Based on 2001 and 2000 year-end totals
   <F4> Yield on total average interest-earning assets minus the rate on total interest-bearing liabilities
   <F5> Total noninterest expense divided by the sum of net interest income and noninterest income (excluding gains and losses on sales of securities and other real estate)

   Explanations for decreased earnings, as well as other significant changes in income and expense, are summarized below.

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

   Net interest income in 2002 was $7.5 million, compared to $6.0 in 2001. The Company's net interest income expressed as a percentage of average interest-earning assets (net interest margin) was 4.16% in 2002 compared to 3.85% in 2001. The $1,417,000 increase in net interest income in 2002 resulted from favorable changes in interest-earning asset and interest-bearing liability volumes of $1,156,000 and favorable rate variances of $261,000.

   Growth in average loans, the Company's highest yielding assets, was 16.7% in 2002. The yield on loans declined to 6.6% in 2002 compared to 7.85% in 2001. The yield on total earning assets was 6.14% in 2002 and 7.31% in 2001. Growth in average earning assets of 14.5% helped to offset the lower yields earned on those assets, but the decline in rates had greater effect thus decreasing interest income 3.9% to $11 million in 2002.

   Despite significant growth in all categories of interest bearing deposits except time deposits, the significant decline in interest rates and a reduced reliance upon FHLB advances as a funding source reduced the cost of total interest bearing liabilities in 2002. The rate on total interest-bearing liabilities decreased 167 basis points to 2.30%. Total interest expense decreased 34.4% to $3,558,000 in 2002.

   The average national prime rate was approximately 4.68% in 2002 and 6.93% in 2001. During a year of continued interest rate decline, the Company was able to increase its net interest spread to 3.84% in 2002 compared to 3.34% in 2001. Net interest spread is defined as the yield on total interest-earning assets minus the rate on total interest-bearing liabilities. The Company maintained the ratio of average earning assets to average interest-bearing liabilities at 1.16% and 1.15% for 2002 and 2001 respectively.

   The following table allocates changes in interest income and interest expense in 2002 compared to 2001 between amounts attributable to changes in rate and changes in volume for the various categories of interest-earning assets and interest-bearing liabilities. The changes in interest income and interest expense due to both volume and rate have been allocated proportionally.

                                                       Change         Change
                                             Total     Due to         Due to
                                             Change    Volume          Rate
                                             ------    -------        ------
   Interest-earning assets
   Loans                                   $ (184)     $ 1,464      $  (1,648)

   Securities
            Taxable                          (428)        (262)          (166)
            Tax-exempt                         85          104            (19)
   Federal funds sold                        (166)         (13)          (153)
   FHLB Stock                                 246          291            (45)
                                           ------       ------         ------

   Total interest-earning assets             (447)       1,584         (2,031)

   Interest-bearing liabilities
   NOW deposits                               (35)          52            (87)
   Savings deposits                          (641)          89           (730)
   Money market deposits                     (135)         393           (528)
   Time deposits                             (820)         (21)          (799)
   FHLB advances                             (247)        (134)          (113)
   Federal funds purchased and repurchase
      Agreements                                2            2              -
   Notes payable                              (87)         (52)           (35)
   Trust Preferred Securities                  99           99              -
                                           ------       ------         ------

   Total interest-bearing liabilities      (1,864)         428         (2,292)
                                           ------       ------         ------
   Net interest income                     $1,417       $1,156         $  261
                                           ======       ======         ======


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

   The allowance for loan losses was $1.8 million, representing 1.21% of total loans, as of December 31, 2002, compared to an allowance of $1.1 million or .86% of total loans at year-end 2001.

   One measurement used by management in assessing the risk inherent in the loan portfolio is the level of nonperforming loans. Nonperforming loans are comprised of nonaccrual loans and other loans 90 days or more past due. Nonperforming loans and other assets were as follows at year end.

                            NONPERFORMING ASSETS
                            --------------------

                                            2002     2001
                                            ----     ----

    Nonaccrual loans                       $2,925    $ 660
    Other loans 90 days past due                -        -
                                           ------    -----
    Total nonperforming loans               2,925      660
    Other real estate                          82        -
                                           ------    -----
         Total nonperforming assets        $3,007    $ 660
                                           ======    =====

    Nonperforming loans to
        total loans                         2.04%     .50%
    Allowance for loan losses
        to nonperforming loans             60.07%  172.72%
    Total nonperforming assets
        to total stockholders' equity      23.07%    5.69%
    Total nonperforming assets
        to total assets                     1.48%     .36%

   Impaired loans at December 31, 2002 and 2001 were $2,022,000 and $660,000 respectively. A portion of the allowance for loan losses has been allocated to each impaired loan. The allowance for loan losses allocated to impaired loans at December 31, 2002 and 2001 was $761,000 and $379,000, respectively.

   The provision for loan losses in 2002 was influenced by continued loan growth and net charge offs of $927,000 compared to $286,000 in 2001. Levels of nonperforming loans are considered manageable at year end 2002 and 2001. Based on its analysis of the loan portfolio risks discussed above, including historical loss experience and levels of nonperforming loans, management believes that the allowance for loan losses is adequate at December 31, 2002.

   The Company experienced a significant increase in impaired and charged off loans in 2002. In part, this was due to deteriorating economic conditions and the effect that has upon smaller businesses within the marketplace. Commercial and industrial loans represented approximately 24.7% of total gross loans at December 31, 2002. Of the 2002 charged off loans, approximately 88.8% were attributable to two commercial borrowers that experienced business failures. An error in the process of perfecting the Company's security interest for one of these relationships made the related loans uncollectible. In response to the identified weaknesses in both process and customer base, management formed a credit quality committee, terminated a loan officer associated with the process error, and employed a new experienced senior lender as director of loans as well as adding other loan personnel. Due to the current economic conditions, management expects impaired loans to remain at levels comparable to 2002, but anticipates that the amount of loans to be charged-off will decline from 2002 levels.

   To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided and future results could differ.

   The allowance for loan losses is particularly subject to change as it is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

   A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, may be collectively evaluated for impairment.

   Assets acquired through or instead of loan foreclosure such as other real estate are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

   The following table details the component changes in the Company's allowance for loan losses for each of the past two years:

                                           2002        2001
                                           ----        ----

    Allowance, beginning of year          $1,140     $ 1,033

    Loans charged off:
         Home Equity                         (55)          -
         Commercial                         (860)       (241)
         Consumer                            (19)        (45)
                                       ---------    --------
              Total charge-offs             (934)       (286)

    Loan recoveries:
         Commercial                            4           -
         Consumer                              3           -
                                        --------    --------
              Total recoveries                 7           -
                                        --------    --------

    Net loan charge-offs                    (927)       (286)
    Provision for loan losses
                                           1,544         393
                                        --------    --------

    Allowance, end of year             $   1,757    $  1,140
                                       =========    =========

         Net loan charge-offs to             .65%        .23%
    average loans

   LOAN CONCENTRATION ANALYSIS

   Loan diversity is an important risk component. Below is a comparison of percentage of concentration by type of loan at year-end:


             Type                2002      2001
             ----                ----      ----

   Commercial real estate         41%       35%
   Construction                    5         7
   Residential real estate         7        12
   Home equity                    20        18
   Commercial                     25        25
   Consumer                        2         3
                                  ---       ---
        Totals                   100%      100%

   NONINTEREST INCOME

   Noninterest income consists primarily of service charges on customer deposit accounts, mortgage loan origination fees, and other service charges and fees. Total noninterest income for 2002 increased $256,000, or 25.3%, over the prior year. Year 2002 noninterest income of $1,266,000 represented 14.5% of revenues, net of interest expense, compared to 14.3% in 2001. The slight improvement in the percentage of net revenue was primarily due to increased service charges on deposit accounts and increased mortgage origination fees.

   Fees for originating mortgage loans for other investors were $359,000 in 2002 and $282,000 in 2001. Service charges on deposit accounts were $610,000 in 2002 and $485,000 in 2001. The primary components of deposit service charges for both years were overdraft fees and service charges on business checking accounts. Service charges on business checking accounts increased as customers earned lower credits on their balances due to the continued low interest rate environment in 2002.

   NONINTEREST EXPENSE

   Noninterest expense consists of compensation, occupancy and equipment expense, data processing and other costs such as advertising and professional fees. Total noninterest expense increased 13.8% in 2002 compared to 2001. Significant factors affecting the expense increase are discussed below.

   Salaries and employee benefits, which represent the largest component of noninterest expense, were $2,938,000 and $2,563,000 in 2002 and 2001, respectively. Salaries and employee benefits increased by 14.6% in 2002, primarily attributable to increased staff. The Company had 55 and 50 full-time equivalent employees at December 31, 2002 and 2001, respectively. Other factors affecting increased compensation costs in 2002 were inflation and merit pay increases, use of an employment agency, and rising health insurance costs.

   Occupancy and equipment expense decreased 17.8% in 2002. Rental income increased $26,000 representing a full year of receipts from the 361-363 Roosevelt Road commercial office building, which is contiguous to the Bank's Glen Ellyn Facility. This property will accommodate future expansion needs. Equipment depreciation costs decreased $36,000 in 2002. This decrease was due in part to equipment that was retired in late 2001 and throughout 2002.

   Data processing costs were $419,000 and $332,000 in 2002 and 2001, respectively. Data processing increased in 2002 due to increased volume in deposit and loan accounts and related activity. The full year cost of offering Internet banking also increased this expense category.

   Advertising fees increased $29,000 in 2002, primarily due to increased contributions to local charities and service organizations and client meals and entertainment.

   Other noninterest expenses were $1,046,000 and $783,000 in 2002 and 2001, respectively. The 33.6% increase in 2002 is primarily due to higher correspondent bank service charges, loan and collection related expenses including compliance related reimbursements, directors fees, conversion expenses and a nonrecurring operating charge off of $80,000 from a commercial checking account overdraft.

   INCOME TAXES

   Income tax expense increased $17,000 or 2.8% in 2002. Income tax expense was 34% and 31% of pre-tax income in 2002 and 2001, respectively.

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


   INTEREST RATE RISK

   The Company monitors and manages risks associated with changes in interest rates and mismatched asset and deposit maturities. Significant changes in rates can adversely affect net interest income, market value of securities, and the economic value of equity. Based on the Company's current simulation model, the following schedule indicates the estimated effects of an immediate upward rate shift of 100, 200 and 300 basis points as of December 31, 2002:

                                       100 Basis Point         200 Basis Point        300 Basis Point
                                        Rate Shift Up           Rate Shift Up          Rate Shift Up
                                       ---------------         ---------------         --------------
   Net interest income                     +.18%                    +.29%                   +.40%
   Market value of securities              -2.7%                    -5.3%                   -7.8%


   Based on the Company's current simulation model, the following schedule indicates the estimated effects of an immediate downward rate shift of 25, 50, 75 basis points as of December 31, 2002:

                                     25 Basis Point            50 Basis Point          75 Basis Point
                                    Rate Shift Down            Rate Shift Down         Rate Shift Down
                                    ---------------            ----------------        ---------------
   Net interest income                    -.11%                     -.18%                   -.25%
   Market value of securities              +.5%                     +1.1%                   +1.8%


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

   The Company's liquidity, represented by cash and cash equivalents, is generally a product of its operating, investing, and financing activities. Liquidity is monitored frequently by management and quarterly by the asset/liability management/investment committee and Board of Directors. This monitoring includes a review of net non-core funding dependency, loans to deposits, and short-term investments to total assets ratios, including trends in these ratios. Cash flows from general banking activities are reviewed for their ability to handle unusual liquidity needs. Management also reviews a liquidity/dependency report covering measurements of liquidity ratio, net potential liabilities, and dependency ratios.

   Management expects ongoing operating activities to continue to be a primary source of cash flows for the Company. For example, cash flows from operating activities exceeded accrual basis net income by $1,274,000 and $766,000 in 2002 and 2001, respectively. In addition, the Bank maintains open lines of credit for federal funds purchased, and secured borrowing facilities at the Federal Home Loan Bank of Chicago, Marshall & Isley Bank (M&I), and US Bank. Management is confident that the Bank has adequate liquidity for normal banking activities.

   A primary investing activity of the Company is the origination of loans. Loans made to customers, net of principal collections, were $14.2 million in 2002 and $19.1 million in 2001. The Company's strongest loan growth was in the home equity and commercial real estate categories with an increase of $5.2 and $9.6 million, respectively.

   Deposits grew $18.5 million and $26.5 million in 2002 and 2001, respectively. Despite competition for deposits from the many financial institutions in the Company's market area, the Company attracted increased deposit growth in every category except savings and other time deposit accounts in 2002.

   On June 6, 2002, the Company renewed a $2.0 million fixed-rate advance with the Federal Home Loan Bank of Chicago that will mature June 7, 2004.

   In June 2002, the Company issued $3.5 million in variable-rate Trust Preferred Securities at the 3-month LIBOR plus 3.45%. Final maturity is June 26, 2032, but these securities can be redeemed, in whole or in part, on a quarterly basis beginning on or after June 26, 2007 at redemption price of $1,000 per preferred security.

   DIVIDENDS

   It has been a policy of the Company to pay only small to moderate dividends so as to retain earnings to support growth. Dividends for 2002 were $82,000 or 6.79% of net income. In 2001, dividends of $68,000 represented 5.0% of earnings. Dividends are paid quarterly.

   COMMITMENTS

   The following tables disclose contractual obligations and commercial commitments of the Company as of December 31, 2002:

                                                   Less Than       1 - 3      4 - 5      Over
                                          Total      1 Year        Years      Years    5 Years
                                          ------   ---------       -----      -----    -------
   FHLB advances                          $2,000           -      $2,000          -          -
   Trust preferred securities <1>          3,500           -           -          -     $3,500
                                          ------      ------      ------     ------     ------
   Total contractual cash                 $5,500           -      $2,000          -     $3,500
   obligations                            ======                  ======                ======

                                          Total
                                        Amounts    Less Than       1 - 3      4 - 5      Over
                                       Committed     1 Year        Years      Years    5 Years
                                       ---------   ---------       -----      -----    -------
   Lines of credit <2>                   $39,128     $17,544      $9,098    $12,486          -
   Standby letters of credit                 329         324           5          -          -
   Loan Commitments                          202         202           -          -          -
                                         -------     -------     -------    -------    -------
   Total commitments                     $39,659     $18,070      $9,103    $12,486          -

   Lines of credit <3,4>                  $3,000      $3,000


   <F1> Trust preferred securities mature in June 2032, and are callable beginning in June 2007.
   <F2> Line of credit obligations available to customers.
   <F3> Line of credit obligation available to the Company through M&I
        Bank.
   <F4> This amount does not include the Bank's unused line with the
        Federal Home Loan Bank of Chicago (FHLB) which is secured by a blanket lien on 1-4 family and multi-family mortgage loans and delivered securities. As such, the amount of this line varies with the amount of eligible collateral and advancement is subject to FHLB approval at the time of the request.


   EFFECT OF NEW ACCOUNTING STANDARDS

   In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-based Compensation-transition and Disclosure. SFAS No. 148 provides more choices on how to adopt SFAS No. 123, accounting for Stock-Based Compensation, and increases the disclosures if SFAS No. 123 is not adopted. The Company was required to adopt SFAS No. 148 for the fiscal year ended December 31, 2002, and additional disclosures were added to the Company's summary of significant accounting policies included in the consolidated financial statements for the fiscal year ended December 31, 2002.

   New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt were issued in 2002. Management determined that when these new accounting standards are adopted in 2003, they will not have a material impact on the Company's financial condition or results of operations.

   ITEM 7.   FINANCIAL STATEMENTS



                       REPORT OF INDEPENDENT AUDITORS



   Board of Directors and Stockholders
   Community Financial Shares, Inc.
   Glen Ellyn, Illinois


   We have audited the accompanying consolidated balance sheets of Community Financial Shares, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Financial Shares, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

   As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments on January 1, 2001 to conform with Statement of Financial Accounting Standards No. 133.



                                           Crowe, Chizek and Company LLP

   Oak Brook, Illinois
   February 21, 2003

                      COMMUNITY FINANCIAL SHARES, INC.
                         CONSOLIDATED BALANCE SHEETS
                         December 31, 2002 and 2001
                               (In thousands)
    ---------------------------------------------------------------------

                                                                               2002               2001
      ASSETS                                                                   ----               ----
      Cash and due from banks                                                $  5,442           $  8,077
      Federal funds sold                                                       13,356              6,500
                                                                             --------           --------
               Cash and cash equivalents                                       18,798             14,577

      Securities available-for-sale                                            25,604             21,420
      Loans, less allowance for loan losses of $1,757
        in 2002 and $1,140 in 2001                                            143,307            131,066
      Federal Home Loan Bank stock                                              8,924              8,477
      Premises and equipment, net                                               5,734              5,439
      Interest receivable and other assets                                      1,439              1,307
                                                                             --------           --------

          Total assets                                                       $203,806           $182,286
                                                                             ========           ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Deposits
          Non-interest-bearing demand                                        $ 26,387          $  23,875
          NOW                                                                  28,635             24,981
          Money market                                                         48,828             34,248
          Savings                                                              39,081             41,100
          Time, $100 and over                                                  15,112             13,574
          Other time                                                           26,271             28,037
                                                                             --------           --------
              Total deposits                                                  184,314            165,815
      Federal Home Loan Bank advances                                           2,000              2,000
      Notes payable                                                                 -              2,000
      Trust preferred securities                                                3,500                  -
      Interest payable and other liabilities                                      956                870
                                                                             --------           --------
          Total liabilities                                                   190,770            170,685










     ____________________________________________________________________
        See accompanying notes to consolidated financial statements.

                                     35



      Stockholders' equity
        Common stock                                                                -                  -
        Paid-in capital                                                         8,113              8,087
        Retained earnings                                                       4,496              3,370
        Accumulated other comprehensive income                                    427                144
                                                                             --------           --------
            Total stockholders' equity                                         13,036             11,601
                                                                             --------           --------

                 Total liabilities and stockholders' equity                  $203,806           $182,286
                                                                             ========           ========






































     _____________________________________________________________________
        See accompanying notes to consolidated financial statements.

                                     36


                      COMMUNITY FINANCIAL SHARES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                   Years ended December 31, 2002 and 2001
                    (In thousands, except per share data)
    ---------------------------------------------------------------------

                                                                           2002                  2001
                                                                           ----                  ----
      Interest income
        Loans                                                             $9,381                $9,565
        Securities
            Taxable                                                          692                 1,120
            Exempt from federal income tax                                   383                   298
        Federal funds sold                                                    94                   260
        Federal Home Loan Bank dividends                                     461                   215
                                                                          ------                ------
          Total interest income                                           11,011                11,458

      Interest expense
        Deposits                                                           3,298                 4,929
        Federal Home Loan Bank advances and other                            117                   364
        Notes payable                                                         44                   129
        Trust preferred securities                                            99                     -
                                                                          ------                ------
          Total interest expense                                           3,558                 5,422
                                                                          ------                ------

      NET INTEREST INCOME                                                  7,453                 6,036

      Provision for loan losses                                            1,544                   393
                                                                          ------                ------

      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  5,909                 5,643

      Noninterest income
        Service charges on deposit accounts                                  610                   485
        Mortgage origination fees                                            359                   282
        Other service charges and fees                                       297                   236
        Gain on sales of securities, net                                       -                     7
                                                                          ------                ------
          Total noninterest income                                         1,266                 1,010









     _____________________________________________________________________
        See accompanying notes to consolidated financial statements.

                                     37



                                                                           2002                  2001
                                                                           ----                  ----
      Noninterest expense
        Salaries and employee benefits                                     2,938                 2,563
        Occupancy and equipment, net                                         540                   657
        Data processing                                                      419                   332
        Advertising and marketing                                            191                   162
        Professional fees                                                    201                   193
        Other operating expenses                                           1,046                   783
                                                                          ------                ------
          Total noninterest expense                                        5,335                 4,690
                                                                          ------                ------

      INCOME BEFORE INCOME TAXES                                           1,840                 1,963

      Income tax expense                                                     632                   615
                                                                          ------                ------

      NET INCOME                                                          $1,208                $1,348
                                                                          ======                ======

      Basic earnings per share                                             $1.77                 $1.99
      Diluted earnings per share                                            1.76                  1.97


























     _____________________________________________________________________
        See accompanying notes to consolidated financial statements.

                                     38


                      COMMUNITY FINANCIAL SHARES, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Years ended December 31, 2002 and 2001
                      (In thousands, except share data)
    ---------------------------------------------------------------------

                                                                                 Accumulated
                                                                                     Other              Total
                                                    Paid-in       Retained      Comprehensive       Stockholders'
                                                    Capital       Earnings      Income (Loss)           Equity
                                                    -------       --------       ------------       -------------
      Balance at January 1, 2001                   $  8,045       $  2,090          $      (4)          $  10,131

      Comprehensive income
          Net income                                      -          1,348                  -               1,348
          Transfer of securities held-to-
            maturity to available-for-
            sale, net of tax effects                      -              -                  5                   5
          Unrealized gain on
             securities available-for-
             sale, net of tax                             -              -                143                 143
                                                                                                         --------
               Total comprehensive
                 income                                                                                     1,496

      Cash dividends ($.10 per share)                     -            (68)                 -                 (68)

      Exercise of stock options, net of tax              42              -                  -                  42
                                                    -------        -------             ------            --------

      Balance at December 31, 2001                    8,087          3,370                144              11,601

      Comprehensive income
          Net income                                      -          1,208                  -               1,208
          Unrealized gain on
             securities available-for-
             sale, net of tax                             -              -                283                 283
                                                                                                         --------
               Total comprehensive
                 income                                                                                     1,491

      Cash dividends ($.12 per share)                     -            (82)                 -                 (82)

      Exercise of stock options, net of tax              26              -                  -                  26
                                                    -------        -------             ------            --------

      Balance at December 31, 2002                  $ 8,113        $ 4,496             $  427            $ 13,036
                                                    =======        =======             ======            ========

     _____________________________________________________________________
        See accompanying notes to consolidated financial statements.

                                     39


                      COMMUNITY FINANCIAL SHARES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years ended December 31, 2002 and 2001
                               (In thousands)
    ---------------------------------------------------------------------

                                                                                            2002          2001
                                                                                            ----          ----
      CASH FLOWS FROM OPERATING ACTIVITIES
          Net income                                                                      $1,208        $1,348
          Adjustments to reconcile net income to net cash provided by operating activities
            Discount accretion/premium amortization on securities, net                        24            (9)
            Gain on sales of securities, net                                                   -            (7)
            Federal Home Loan Bank stock dividends                                          (447)          (92)
            Depreciation                                                                     308           343
            Provision for loan losses                                                      1,544           393
            Gain on sale of other real estate owned                                          (12)            -
            Change in interest receivable and other assets                                  (227)          216
            Change in interest payable and other liabilities                                  84           (78)
                                                                                         -------       -------
                Net cash provided by operating activities                                  2,482         2,114

      CASH FLOWS FROM INVESTING ACTIVITIES
          Purchases of securities available-for-sale                                     (10,650)      (13,442)
          Maturities and calls of securities available-for-sale                            6,789        29,649
          Sales of securities available-for-sale                                             115         1,051
          Purchase of Federal Home Loan Bank stock                                             -        (7,700)
          Net increase in loans                                                          (14,227)      (19,135)
          Proceeds from sales of other real estate owned                                     372             -
          Premises and equipment expenditures, net                                          (603)         (770)
          Increase in other assets                                                             -          (170)
                                                                                         -------       -------
              Net cash used in investing activities                                      (18,204)      (10,517)

      CASH FLOWS FROM FINANCING ACTIVITIES
          Net increase in deposits                                                        18,499        26,456
          Issuance of trust preferred securities                                           3,500             -
          Repayments of Federal Home Loan Bank advances                                        -       (11,300)
          Repayments of notes payable                                                     (2,000)          (60)
          Exercise of stock options                                                           26            42
          Dividends paid                                                                     (82)          (68)
                                                                                         -------       -------
              Net cash provided by financing activities                                   19,943        15,070
                                                                                         -------       -------




     _____________________________________________________________________
        See accompanying notes to consolidated financial statements.

                                     40


                                                                                            2002          2001
                                                                                            ----          ----
      Net change in cash and cash equivalents                                              4,221         6,667

      Cash and cash equivalents at beginning of year                                      14,577         7,910
                                                                                         -------       -------

      CASH AND CASH EQUIVALENTS AT END OF YEAR                                           $18,798       $14,577
                                                                                         =======       =======

      Supplemental disclosures
          Interest paid                                                                   $3,647        $5,544
          Income taxes paid                                                                  926           842
          Transfer of securities from held-to-maturity to available-for-sale                   -         1,443
          Transfer of loans to other real estate                                             442             -







































     _____________________________________________________________________
        See accompanying notes to consolidated financial statements.

                      COMMUNITY FINANCIAL SHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2002 and 2001
               (Table amounts in thousands, except share data)
   ----------------------------------------------------------------------

   NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
   POLICIES

   NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include Community Financial Shares, Inc. ("the Holding Company") and its wholly owned subsidiaries, Community Bank - Wheaton/Glen Ellyn ("the Bank") and Community
   Financial Shares Statutory Trust I ("Trust I"), together referred to herein as "the Company."

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

   Internal financial information is reported and aggregated as one line of business.

   USE OF ESTIMATES: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided and future results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

   SECURITIES: Securities are classified as available-for-sale because they might be sold before maturity. Securities available-for-sale are carried at fair value. Unrealized holding gains and losses on securities available-for-sale are reported in other comprehensive income. Gains and losses on the sale of securities available-for-sale are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Federal Home Loan Bank stock is carried at cost.


   ______________________________________________________________________
                                 (Continued)

                      COMMUNITY FINANCIAL SHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2002 and 2001
               (Table amounts in thousands, except share data)
   ----------------------------------------------------------------------

   LOANS AND LOAN INCOME: Loans are stated net of the allowance for loan losses and deferred origination fees and costs. Interest on loans is accrued over the term of the loan based on the amount of principal outstanding. Loan origination fees and costs are amortized over the loan term as a yield adjustment. When serious doubt exists as to the collectibility of a loan, the accrual of interest is discontinued, typically when the loan is impaired or when payments are past due over 90 days (180 days for residential mortgages). Payments received on such loans are reported as principal reductions. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

   A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, may be collectively evaluated for impairment.

   FORECLOSED ASSETS: Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.



   ______________________________________________________________________
                                 (Continued)

                      COMMUNITY FINANCIAL SHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2002 and 2001
               (Table amounts in thousands, except share data)
   ----------------------------------------------------------------------

   PREMISES AND EQUIPMENT: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 10 to 50 years. Furniture, fixtures, and equipment are depreciated using the straight-line (or accelerated) method with useful lives ranging from 3 to 10 years.

   LONG-TERM ASSETS: Premises and equipment and other long-term assets are reviewed for impairment when events indicate that their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

   STOCK COMPENSATION: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise plan equal to or greater than the market price of the underlying common stock at date of grant. The effect on net income and earnings per share if expense was measured using the fair value recognition provisions of the Financial Accounting Standards Board ("FASB") Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, was not material in 2002 or 2001.

   INCOME TAXES: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities, computed using enacted tax rates.

   OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS: Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

   STATEMENT OF CASH FLOWS: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Most federal funds are sold for one-day periods. Net cash flows are reported for customer loan and deposit transactions.



   ______________________________________________________________________
                                 (Continued)

                      COMMUNITY FINANCIAL SHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2002 and 2001
               (Table amounts in thousands, except share data)
   ----------------------------------------------------------------------

   EARNINGS PER SHARE: Basic earnings per share is net income divided by the weighted average number of shares outstanding during the year. Diluted earnings per share includes the dilutive effect of additional potential shares issuable under stock options.

   COMPREHENSIVE INCOME: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale, which are also recognized as a separate component of equity.

   DIVIDEND RESTRICTION: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Holding Company or by the Holding Company to the stockholders. These restrictions pose no practical limit on the ability of the Bank or the Holding Company to pay dividends at historical levels.

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

   NEWLY ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS: New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt were issued in 2002. Management determined that when the new accounting standards are adopted in 2003, they will not have a material impact on the Company's financial condition or results of operations.

   RECLASSIFICATIONS: Some items in the prior year financial statements have been reclassified to conform with the current year presentation.

   NOTE 2 - CASH AND CASH EQUIVALENTS

   Cash and cash equivalents at December 31, 2002 include $5,500,000 of balances and federal funds due from Northern Trust of Illinois, $9,484,000 of balances due from M&I Bank, and $2,777,000 due from U.S. Bank.


   ______________________________________________________________________
                                 (Continued)

                      COMMUNITY FINANCIAL SHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2002 and 2001
               (Table amounts in thousands, except share data)
   ----------------------------------------------------------------------

   Cash on hand or on deposit with the Federal Reserve Bank of $1,360,000 and $1,019,000 was required to meet regulatory reserve and clearing requirements at year-end 2002 and 2001. These balances do not earn interest.

   NOTE 3 - SECURITIES AVAILABLE-FOR-SALE

   The fair value of securities available-for-sale at year end are as follows:
                                                          Gross         Gross
                                              Fair     Unrealized    Unrealized
   2002                                       Value       Gains         Losses
   ----                                       -----    ----------    ----------

     U.S. Treasury                           $ 1,993        $   -       $   -
     U.S. government agencies                  8,484          226           -
     States and political subdivisions         9,336          401           -
     Mortgage-backed                           4,059           74         (12)
     SBA guaranteed                            1,732           13          (4)
                                             -------        -----       -----
                                             $25,604        $ 714       $ (16)
                                             =======        =====       =====

   2001
   ----

     U.S. government agencies                 $ 5,606      $  156       $    -
     States and political subdivisions          7,890          66          (85)
     Mortgage-backed                            5,766         103          (15)
     SBA guaranteed                             2,158          16           (6)
                                              -------       -----        -----
                                              $21,420      $  341        $(106)
                                              =======       =====        =====












     ______________________________________________________________________
                                 (Continued)

                      COMMUNITY FINANCIAL SHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2002 and 2001
               (Table amounts in thousands, except share data)
   ----------------------------------------------------------------------

   NOTE 3 - SECURITIES AVAILABLE-FOR-SALE (Continued)

   Securities classified as "U.S. government agencies" include notes issued by government-sponsored enterprises such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank. The SBA-guaranteed securities are pools of the loans guaranteed by the Small Business Administration.

   The fair values of securities available-for-sale at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.
                                                   Fair
                                                  Value
                                                  -----

        Due in one year or less                  $ 5,430
        Due after one year through five years      5,376
        Due after five years through ten years     3,434
        Due after ten years                        5,573
        Mortgage-backed                            4,059
        SBA guaranteed                             1,732
                                                 -------
                                                 $25,604
                                                 =======

   Securities with a carrying value of approximately $8,571,000 and $5,323,000 at December 31, 2002 and 2001 were pledged to secure public deposits, Federal Home Loan Bank advances and for other purposes as required or permitted by law.

   Securities with a carrying value of approximately $24,907,000 and $20,780,000 were callable at December 31, 2002 and 2001.








   ______________________________________________________________________
                                 (Continued)

                      COMMUNITY FINANCIAL SHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2002 and 2001
               (Table amounts in thousands, except share data)
   ----------------------------------------------------------------------

   Sales of securities were as follows:

                                     2002      2001
                                     ----      ----

    Proceeds                        $ 115    $1,051
    Gross gains                         -         7
    Gross losses                        -         -

   Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. As permitted by SFAS No. 133, the Company reclassified its securities held-to-maturity to securities available-for-sale. The securities that were reclassified had an amortized cost of $1,438,000 and a fair value of $1,443,000 at January 1, 2001. The Company did not engage in hedging activities in 2002 or 2001.

   NOTE 4 - LOANS

   The Company has a geographic concentration of loan and deposit customers within the Chicagoland area. Most of the loans are secured by specific items of collateral including commercial and residential real estate and other business and consumer assets. Commercial loans are expected to be repaid from cash flow from operations of businesses.

   Loans consisted of the following at year end:

                                                  2002         2001
   Real estate                                    ----         ----
       Commercial                             $  59,206    $  46,638
       Construction                               7,295        9,284
       Residential                               10,964       16,208
       Home equity                               29,261       24,087
                                               --------     --------
           Total real estate loans              106,726       96,217
   Commercial                                    35,839       32,551
   Consumer                                       2,470        3,425
                                               --------     --------
       Total loans                              145,035      132,193
   Deferred loan costs, net                          29           13
   Allowance for loan losses                     (1,757)      (1,140)
                                               --------     --------

          Loans, net                           $143,307     $131,066
                                               ========     ========




     ______________________________________________________________________
                                 (Continued)

                       COMMUNITY FINANCIAL SHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2002 and 2001
               (Table amounts in thousands, except share data)
   ----------------------------------------------------------------------


   Loans to principal officers, directors, and their affiliates in 2002 were as follows.

      Beginning balance                          $  974
      New loans and advances                      1,725
      Effect of changes in related parties            -
      Repayments                                   (132)
                                                 ------

      Ending balance                             $2,567
                                                 ======

     Activity in the allowance for loan losses is summarized below:

                                                  2002        2001
                                                  ----        ----

      Balance at beginning of year               $1,140      $1,033
      Provision for loan losses                   1,544         393
      Charge-offs                                  (934)       (286)
      Recoveries                                      7           -
                                                 ------      ------

          Balance at end of year                 $1,757      $1,140
                                                 ======      ======


   Impaired loans were as follows:
                                                  2002         2001
                                                  ----         ----

      Year-end impaired loans with allocated
        allowance for loan losses               $ 2,022       $  660
      Amount of the allowance for loan
        losses allocated                            761          379
      Average of impaired loans during
        the year                                  1,837          636




     ______________________________________________________________________
                                 (Continued)

                       COMMUNITY FINANCIAL SHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2002 and 2001
               (Table amounts in thousands, except share data)
   ----------------------------------------------------------------------

   Nonperforming loans were as follows:
                                                  2002         2001
                                                  ----         ----

      Nonaccrual loans                          $ 2,925       $  660
      Loans past due over 90 days
       still on accrual                               -            -

   Interest income recognized on impaired loans in 2002 and 2001 was not material. Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may be included in one category.

   NOTE 5 - PREMISES AND EQUIPMENT

   Premises and equipment consisted of the following at year end:

                                                  2002         2001
                                                  ----         ----

      Land                                       $1,587       $1,551
      Building                                    3,826        3,504
      Furniture and equipment                     1,720        1,589
                                                 ------       ------
           Total cost                             7,133        6,644
      Accumulated depreciation                   (1,399)      (1,205)
                                                 ------       ------
           Net book value                        $5,734       $5,439
                                                 ======       ======

   In 2001, the Company purchased land in Glen Ellyn, Illinois from a partnership comprised of certain directors of the Company. The land is adjacent to the Company's office in Glen Ellyn, Illinois and can be used for future expansion or parking.

   In November 2002, the Company entered into a contract for the option to purchase land for a possible branch location. The Company has until March 24, 2003 to complete its due diligence and execute its option to purchase the land for $500,000.






   ______________________________________________________________________
                                 (Continued)

                      COMMUNITY FINANCIAL SHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2002 and 2001
               (Table amounts in thousands, except share data)
   ----------------------------------------------------------------------

   NOTE 6 - DEPOSITS

   At December 31, 2002, scheduled maturities of certificates of deposits are as follows:

    2003                   $ 30,256
    2004                      5,526
    2005                      2,026
    2006                        639
    2007                      2,936
                           --------
                           $ 41,383
                           ========


   NOTE 7 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

   Advances from the Federal Home Loan Bank of Chicago were as follows at year end:
                                                     2002      2001
                                                     ----      ----

    Fixed rate advance at 3.70%, maturing
    June 7, 2004                                   $  2,000  $  2,000
                                                   ========  ========

   The Federal Home Loan Bank advance from 2001 matured on June 6, 2002, and was renewed by the Company. The Company maintains a collateral pledge agreement covering advances whereby the Company has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, whole first mortgage loans on improved residential property not more than 90 days delinquent, aggregating no less than 167% of the outstanding advances from the Federal Home Loan Bank of Chicago. As described in Note 3, the Company has also pledged securities on these advances.









   ______________________________________________________________________
                                 (Continued)

                      COMMUNITY FINANCIAL SHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2002 and 2001
               (Table amounts in thousands, except share data)
   ----------------------------------------------------------------------

   NOTE 8 - NOTES PAYABLE

   Notes payable consist of the following at year end:

                                                     2002      2001
                                                     ----      ----
    Line of credit for $3,000; maturing on
    February 10, 2003; interest due monthly at a
    variable market interest rate; secured by
    all common stock of the Bank.                   $     -    $1,000

    Subordinated debt, unsecured, paid off on
    July 5, 2002.                                         -     1,000
                                                    -------    ------

                                                    $     -    $2,000
                                                    =======    ======

   The $3,000,000 line of credit is extended to the Holding Company and includes the following covenants: the Bank shall at all times be well capitalized, and the Bank shall maintain a ratio of non-performing loans divided by total loans not to exceed 2%. At December 31, 2002, the Company was not in compliance with the non-performing loan ratio covenant; however, the Company obtained a waiver from the issuing institution. The Company renewed this line of credit on February 10, 2003.

   NOTE 9 - ISSUANCE OF TRUST PREFERRED SECURITIES

   In June 2002, the Company formed Trust I. Trust I is a statutory business trust formed under the laws of the state of Connecticut and is wholly owned by the Company. In June 2002, Trust I issued variable rate preferred securities with an aggregate liquidation amount of $3,500,000 ($1,000 per preferred security) to a third-party investor. The Company then issued variable rate junior subordinated debentures aggregating $3,609,000 to Trust I. The junior subordinated debentures are the sole assets of Trust I. The junior subordinated debentures and the preferred securities pay interest and dividends, respectively, on a quarterly basis. These junior subordinated debentures pay interest at a fixed rate of 5.336% through September 26, 2002 and a variable rate thereafter based on the 3-month LIBOR plus 3.45%. Until June 26, 2007, the interest will not exceed 11.95%. The debentures will mature on June 26, 2032, at which time the preferred securities

   ______________________________________________________________________
                                 (Continued)

                      COMMUNITY FINANCIAL SHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2002 and 2001
               (Table amounts in thousands, except share data)
   ----------------------------------------------------------------------

   must be redeemed contemporaneously. In addition, the Company may redeem the preferred securities in whole or in part, beginning
   July 26, 2007 at a redemption price of $1,000 per preferred security.

   The Company has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities in the event of the occurrence of an event of default, as defined in such guarantee. Debt issuance costs of $106,000 were capitalized and are being amortized over the estimated life of the subordinated debentures.


   NOTE 10 - STOCKHOLDERS' EQUITY

   The Company has 900,000 authorized shares of no par value common stock.

   A summary of common stock shares issued and outstanding follows:

                                              2002      2001
                                              ----      ----

    Shares outstanding, beginning of year    680,533   677,178
    Exercise of stock options                    390     3,355
                                             -------   -------
          Shares outstanding, end of year    680,923   680,533
                                             =======   =======

   NOTE 11 - CAPITAL REQUIREMENTS

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



   ______________________________________________________________________
                                 (Continued)

                      COMMUNITY FINANCIAL SHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2002 and 2001
               (Table amounts in thousands, except share data)
   ----------------------------------------------------------------------

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

                                       Capital to Risk           Tier 1
                                       Weighted Assets         Capital to
                                       ---------------         ----------
                                      Total       Tier 1     Average Assets
                                      -----       ------     -------------
   Well capitalized                     10%          6%             5%
   Adequately capitalized                8           4              4
   Undercapitalized                      6           3              3

     The actual capital levels and minimum required levels for the consolidated Company and the Bank were as follows at December 31:

                                                                              Minimum for
                                                                           Capital Adequacy     Minimum to Be
                                                            Actual              Purposes       Well Capitalized
                                                            ------         ----------------    ----------------
                                                        Amount     Ratio    Amount    Ratio     Amount    Ratio
                                                        ------     -----    ------    -----     ------    -----
      2002
      ----
          Total capital (to risk-weighted assets)
              Consolidated Company                      $17,866    12.3%    $11,660     8.0%    $14,575    10.0%
              Bank                                       16,318    11.2      11,622     8.0      14,528    10.0
          Tier 1 capital (to risk-weighted assets)
              Consolidated Company                       15,761    10.8       5,830     4.0       8,745     6.0
              Bank                                       14,561    10.0       5,811     4.0       8,717     6.0
          Tier 1 capital (to average assets)
              Consolidated Company                       15,761     8.3       7,621     4.0       9,527     5.0
              Bank                                       14,561     7.3       8,016     4.0      10,010     5.0
      2001
      ----
          Total capital (to risk-weighted assets)
              Consolidated Company                      $13,197    10.1%    $10,479     8.0%    $13,098    10.0%
              Bank                                       14,103    10.8      10,467     8.0      13,084    10.0
          Tier 1 capital (to risk-weighted assets)
              Consolidated Company                       11,457     8.7       5,239     4.0       7,859     6.0
              Bank                                       12,363     9.4       5,234     4.0       7,851     6.0
          Tier 1 capital (to average assets)
              Consolidated Company                       11,457     6.5       7,085     4.0       8,856     5.0
              Bank                                       12,363     7.0       7,082     4.0       8,853     5.0

     ______________________________________________________________________
                                 (Continued)

                       COMMUNITY FINANCIAL SHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2002 and 2001
               (Table amounts in thousands, except share data)
   ----------------------------------------------------------------------


   Banking regulations and the Holding Company's debt agreement limit the amount of dividends the Bank can pay. Dividends from the Bank are the Holding Company's primary source of cash. At December 31, 2002, $1,976,000 of the Bank's retained earnings are available to pay dividends to the Holding Company without prior approval from the banking regulators and the Holding Company's lender.

   At December 31, 2002, the Bank was categorized by its regulators as well capitalized in accordance with the regulatory criteria discussed above. Management is not aware of any conditions or events since the most recent notification that would change the Bank's category at December 31, 2002.

   NOTE 12 - RETIREMENT PLANS

   The Company maintains a profit sharing/401(k) plan, which covers substantially all employees. Employees may contribute up to 15% of their compensation, as defined, to the plan. Employer contributions to the plan are determined at the discretion of the Board of Directors. Annual employer contributions are charged to expense. Profit sharing/401(k) expense was $149,000 and $146,000 in 2002 and 2001, respectively.

   The Company also maintains a nonqualified retirement program for directors. Expense for the directors' retirement program was $48,421 and $22,000 in 2002 and 2001, respectively.

   Under agreements with the Company, certain members of the Board of Directors have elected to defer their directors' fees. The cumulative amount of deferred directors' fees (included in other liabilities on the Company's balance sheet) was $240,000 and $174,000 at December 31, 2002 and 2001, respectively. The liabilities for the nonqualified retirement program for directors and for directors' deferred fees are not secured by any assets of the Company. Deferred directors' fees accounts are credited with interest at 7%.

   ______________________________________________________________________
                                 (Continued)

                      COMMUNITY FINANCIAL SHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2002 and 2001
               (Table amounts in thousands, except share data)
   ----------------------------------------------------------------------

   NOTE 13 - INCOME TAXES

   Income tax expense consists of the following:

                                                                                       2002            2001
                                                                                       ----            ----
      Currently payable tax
          Federal                                                                      $534            $600
          State                                                                         112             107
      Deferred tax (benefit)                                                            (14)            (92)
                                                                                       ----            ----

          Income tax expense                                                           $632            $615
                                                                                       ====            ====

   Income tax expense differs from federal statutory rates applied to financial statement income due to the following:

                                                                                      2002            2001
                                                                                      ----            ----
      Federal rate of 34% times financial statement income
        before income taxes                                                            $626            $667
      Add (subtract) effect of
          Tax-exempt income, net of nondeductible interest expense                     (120)            (88)
          State income tax, net of federal benefit                                       67              68
          Other items, net                                                               59             (32)
                                                                                       ----            ----

              Income tax expense                                                       $632            $615
                                                                                       ====            ====

   Year end deferred tax assets and liabilities were due to the following:
                                                                                       2002            2001
                                                                                       ----            ----
      Deferred tax assets
          Allowance for loan losses                                                    $526            $370
          Deferred compensation                                                         145             100
          Other                                                                          16              21
                                                                                      -----            ----
              Total                                                                     687             491
      Deferred tax liabilities
          Accumulated depreciation                                                     (126)           (115)
          Deferred loan fees and costs, net                                             (25)            (19)

     ______________________________________________________________________
                                 (Continued)

                                     56


                       COMMUNITY FINANCIAL SHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2002 and 2001
               (Table amounts in thousands, except share data)
   ----------------------------------------------------------------------

                                                                                       2002            2001
                                                                                       ----            ----
          Accrual to cash basis adjustments                                             (75)           (150)
          Federal Home Loan Bank stock dividends                                       (271)            (92)
          Net unrealized gains on securities available-for-sale                        (270)            (91)
          Other                                                                         (77)            (16)
                                                                                      -----            ----
              Total                                                                    (844)           (483)
                                                                                      -----            ----
      Net deferred tax (liabilities) assets                                           $(157)           $  8
                                                                                      =====            ====
     NOTE 14 - EARNINGS PER SHARE

   The factors used in the earnings per common share computation follow:

                                                                                      2002             2001
                                                                                      ----             ----
      Basic
            Net income                                                             $  1,208        $  1,348
                                                                                   ========         ========

            Weighted average common shares outstanding                              680,894         678,965
                                                                                   ========        ========

            Basic earnings per share                                                $  1.77        $   1.99
                                                                                    =======        ========

      Diluted
          Net income                                                                $ 1,208        $  1,348
                                                                                    =======        ========

          Weighted average common shares outstanding
              for basic earnings per share                                          680,894         678,965
          Add dilutive effects of assumed exercise of
               stock options                                                          4,685           3,638
                                                                                    -------         -------

          Average shares and dilutive potential common shares                       685,579         682,603
                                                                                    =======         =======

          Diluted earnings per share                                                $  1.76         $  1.97
                                                                                    =======         =======

     ______________________________________________________________________
                                 (Continued)

                      COMMUNITY FINANCIAL SHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2002 and 2001
               (Table amounts in thousands, except share data)
   ----------------------------------------------------------------------

   NOTE 15 - STOCK OPTIONS

   In 1996, the Company adopted a nonqualified stock option plan ("the Plan") to attract, retain, and reward senior officers and directors and provide them with an opportunity to acquire or increase their ownership interest in the Company. The Plan was amended in 1999 and 2001.

   Under terms of the Plan, options for 40,400 shares of common stock were authorized for grant. At December 31, 2002, 7,180 options are available for future grants. Options cannot be granted at exercise prices less than the fair market value of the stock at the grant date. Options granted under the Plan vest incrementally over periods of 5 to 10 years. The options also vest when the recipient attains age 72 or in the event of a change of control (as defined). The term of each option is ten years.

   A summary of the activity in the Plan follows:

                                                                   2002                          2001
                                                                   ----                          ----
                                                                          Weighted                       Weighted
                                                                          Average                        Average
                                                                          Exercise                       Exercise
                                                             Shares        Price          Shares          Price
                                                             ------       --------        ------         --------
      Outstanding at beginning of year                       20,245         $19.22        20,900           $16.65
      Granted                                                 2,700          32.44         4,600            26.39
      Exercised                                                (390)         13.72        (3,355)           12.42
      Forfeited                                              (2,200)         33.00        (1,900)           20.43
                                                             ------                       ------
      Outstanding at end of year                             20,355          19.59        20,245            19.22
                                                             ======                       ======

      Weighted-average fair value of
        options granted during year                           $3.79                         $5.63

   The weighted-average fair value of options granted is computed using an option pricing model with the following weighted-average assumptions at the grant date for 2002 and 2001: risk-free interest rate of 3.06% and 4.55%, expected option life of five years and five years, and a dividend yield of 6.8% and 5.0%.

   ______________________________________________________________________
                                 (Continued)

                      COMMUNITY FINANCIAL SHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2002 and 2001
               (Table amounts in thousands, except share data)
   ----------------------------------------------------------------------

   Options outstanding at December 31, 2002 were as follows:

                                                                   Weighted
                                                                   Average
                                                                  Remaining
                                Outstanding     Exercisable      Contractual
   Exercise Price                  Options         Options       Life in Years
   --------------                 ----------     -----------     -------------
       $11.67                        4,800           3,950             3.50
       $13.25                        1,150           1,040             4.40
       $18.75                        3,080           1,120             6.30
       $20.00                        2,925             450             6.30
       $21.00                        1,900             200             7.10
       $22.50                        1,000             100             7.40
       $25.00                        1,400             240             7.70
       $26.00                        2,900             185             9.59
       $28.00                          700              60             8.80
       $30.00                          500               -             9.30
                                    ------            -----            ----
                                    20,355            7,345            6.23
                                    ======            =====            ====


   NOTE 16 - OFF-BALANCE-SHEET ACTIVITIES

   Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.









   ______________________________________________________________________
                                 (Continued)

                     COMMUNITY FINANCIAL SHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2002 and 2001
               (Table amounts in thousands, except share data)
   ----------------------------------------------------------------------

   The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end.


                                    2002           2001
                                    ----           ----
   Unused lines of credit        $ 39,128       $ 36,928
   Commitments to make loans          202          2,075
   Standby letters of credit          329            819

   Commitments to make loans at December 31, 2002 consisted of one loan with a fixed rate of 7.00%, which expires on April 30, 2003, and the loan is for a period of one year.

   NOTE 17 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

   The carrying amount and estimated fair value of financial instruments at year end are as follows:

                                                      --------2002--------      --------2001--------
                                                              ----                      ----

                                                       Carrying         Fair     Carrying       Fair
                                                         Value          Value      Value        Value
                                                       --------         -----    --------       -----
      Financial assets
          Cash and cash equivalents                     $18,798       $18,798     $14,577     $14,577
          Securities available-for-sale                  25,604        25,604      21,420      21,420
          Loans receivable, net                         143,307       143,812     131,066     131,599
          Federal Home Loan Bank stock                    8,924         8,924       8,477       8,477
          Accrued interest receivable                       882           882         866         866

      Financial liabilities
          Deposits                                      184,314       184,863     165,815     166,681
          Federal Home Loan Bank advances                 2,000         2,008       2,000       2,013
          Notes payable                                       -             -       2,000       2,000
          Trust preferred securities                      3,500         3,500           -           -
          Accrued interest payable                          215           215         256         256

   The methods and assumptions used to estimate fair value are described as follows:



   ______________________________________________________________________
                                 (Continued)

                      COMMUNITY FINANCIAL SHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2002 and 2001
               (Table amounts in thousands, except share data)
   ----------------------------------------------------------------------

   Carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable and payable, deposits due on demand, variable rate loans, trust preferred securities, and notes payable. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans and time deposits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. The fair value of fixed rate Federal Home Loan Bank advances is based on current rates for similar financing. The fair value of off-balance-sheet items, which is based on the current fees or cost that would be charged to enter into or terminate such arrangements, is immaterial.

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















   ______________________________________________________________________
                                 (Continued)

                      COMMUNITY FINANCIAL SHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2002 and 2001
               (Table amounts in thousands, except share data)
   ----------------------------------------------------------------------

   NOTE 18 - OTHER COMPREHENSIVE INCOME

   Other comprehensive income components and related taxes were as follows.

                                                                              2002          2001
                                                                              ----          ----
   Holding gains on securities available-for-sale                             $ 463         $ 243
   Change in unrealized gains (losses) on securities resulting from the reclassification of securities from held-to-maturity
     to available-for-sale                                                        -             5
   Reclassification adjustments for gains and losses later
     recognized in income                                                         -            (7)
                                                                              -----         -----
   Net unrealized gains                                                         463            241
   Tax effect                                                                  (180)          (93)
                                                                              -----         -----

       Other comprehensive income                                             $ 283         $ 148
                                                                              =====         =====























   ______________________________________________________________________

   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                  PART III


   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

                                      DIRECTORS OF THE ISSUER<1>
                                          Name and Background                                  Director Since
                                      --------------------------                               --------------
   William F. Behrmann, age 60, has been owner and Vice-President of McChesney & Miller,
   Inc., located in Glen Ellyn, Illinois (a grocery store and market) since October 1959             1994

   H. David Clayton, DVM, age 64, has been a veterinarian at Glen Ellyn Animal Hospital, located in Glen Ellyn, Illinois (a veterinary medical and surgery clinic) since May 1966,
   President of Glen Ellyn Animal Hospital since 1986, Member of Who's Who in Veterinary
   Medicine & Surgery since 1988 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1994

   Raymond A. Dieter, Jr., MD, age 68, has been a surgeon with the Glen Ellyn (DuPage)
   Medical Group, located in Glen Ellyn, Illinois (a surgery and health care clinic) since
   1969.  Dr. Dieter has also been President of the Center for Surgery, located in Glen
   Ellyn, Illinois (an outpatient and surgery clinic) since 1990 . . . . . . . . . . . . . .         1994

   Donald H. Fischer, age 67 has been Chairman, President and Chief Executive Officer of
   Community Financial Shares, Inc., located in Glen Ellyn, Illinois (a bank holding company) since July, 2000.  Mr. Fischer has also been Chairman, President and Chief
   Executive Officer of Community Bank-Wheaton/Glen Ellyn, located in Wheaton, Illinois and
   Glen Ellyn Illinois (an Illinois state-chartered bank) since March 1994.  On March 19,
   2003, Mr. Fischer assumed the additional office of Chief Financial Officer and the role
   of General Accounting Officer . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1994

   Harold W. Gaede, age 74, has been the owner and President of Gaede's, Inc. located in
   Wheaton, Illinois (a chain of retail stores) since March 1954 . . . . . . . . . . . . . .         1994

   Joseph S. Morrissey, DDS, age 63, has been a dentist and has owned and operated Dental
   Health of Wheaton, located in Wheaton, Illinois (a dental clinic) since 1978  . . . . . .         1994

   John M. Mulherin, age 60, is a principal of Mulherin, Rehfeldt & Varchetto P.C.,
   Attorneys at Law, located in Wheaton, Illinois (a partnership engaged in the practice of
   law) since 1991, President since 1997 . . . . . . . . . . . . . . . . . . . . . . . . . .         1995

   E. Lawrence Young, age 74, has been the owner and Chairman of Young's Appliance, located
   in Glen Ellyn, Illinois (a retail store) since 1960 . . . . . . . . . . . . . . . . . . .         1994


   <F1>  All of the named directors were elected to a one-year term May 22, 2002.


                                     EXECUTIVE OFFICERS OF THE ISSUER

   NAME                      AGE     POSITION WITH THE COMPANY
   ----                      ---     -------------------------

   Donald H. Fischer         67      Chairman, President, Chief Executive
                                     Officer & Chief Financial Officer <1>

   Mark S. Daniels           42      Vice President & Assistant Secretary <2>

   Christopher P. Barton     44      Vice President & Secretary <3>

   Mary E. King Wilson       45      Vice President & Assistant Secretary <4>

   William W. Mucker         42      Vice President & Assistant Secretary <5>

   Donald H. Fischer has been Chairman, President, and Chief Executive Officer of Community Financial Shares, Inc. (a bank holding company) since July 2000. Mr. Fischer has also been Chairman, President, and Chief Executive Officer of Community Bank-Wheaton/Glen Ellyn (an Illinois state-chartered bank) since March 1994.

   Mark S. Daniels was Vice President and Secretary of Community Financial Shares, Inc. (a bank holding company) from June 2000 to February 2003. Mr. Daniels was also Senior Vice President and Secretary of Community Bank-Wheaton/Glen Ellyn (an Illinois state-chartered bank) from October 1994 to February 2003.

   Christopher P. Barton has been Vice President, Assistant Secretary, and General Accounting Officer of Community Financial Shares, Inc. (a bank holding company) since July 2000. Mr. Barton has also been Senior Vice President and Assistant Secretary of Community Bank-Wheaton/Glen Ellyn (an Illinois state-chartered bank) since October 1998. Prior thereto, he was Branch President/First Vice President of The First National Bank of Chicago (a national banking organization) from June 1994 until October 1998.

   Mary King Wilson was Vice President, Assistant Secretary, and Chief Financial Officer of Community Financial Shares, Inc. (a bank holding company) from June 2001 to March 2003. Ms. King Wilson was Senior Vice President and Assistant Secretary of Community Bank-Wheaton/Glen Ellyn (an Illinois state-chartered bank) from June 2001 to March 2003. Prior thereto, she was a Manager with the financial services group of McGladrey & Pullen, LLP (a public accounting firm) from December 2000 to May 2001 and Director and Senior Vice President of State Bank of Illinois (an Illinois state-chartered bank) from December 1995 until June 2000.

   William W. Mucker assumed responsibility of Vice President and Assistant Secretary of Community Financial Shares, Inc. (a bank holding company) in February 2003. Mr. Mucker also assumed responsibility of Senior Vice President and Chief Credit Officer of Community Bank-Wheaton/Glen Ellyn (an Illinois state-chartered bank) in February 2003. Prior thereto, he was Executive Vice President and Chief Credit Officer of Bloomingdale Bank & Trust Co. (an Illinois state-chartered bank) from April 1999 until January 2003. Prior thereto, Mr. Mucker was Vice President at National Bank of Canada from December 1992 through April 1999.

   <F1>  Appointed Chief Financial Officer and General Accounting Officer
         March 19, 2003
   <F2>  Employment ended February 28, 2003
   <F3>  Formerly served as General Accounting Officer through November
         19, 2002; Assistant Secretary until March 19, 2003, then appointed Secretary March 19, 2003
   <F4>  Formerly served as Chief Financial Officer through March 18,
         2003.  Employment ended March 21, 2003
   <F5>  Employment began February 13, 2003

   ITEM 10.  EXECUTIVE COMPENSATION

   SUMMARY
   -------

        The following table shows the compensation of the Company's Chief Executive Officer and the three other most highly compensated officers during 2002 (the "Named Officers") for the fiscal years ended December 31, 2002, 2001 and 2000. No other executive officer received salary and bonus during 2002 in excess of $100,000.

                         SUMMARY COMPENSATION TABLE

                                                                                   Long-Term
                                                                                 Compensation
                                                Annual Compensation                 Awards
                                                -------------------              ------------
       Name and Principal                                                         Securities             All Other
       Positions as of                         Salary           Bonus             Underlying           Compensation
       December 31, 2002              Year      ($)              ($)              Options (#)             ($)<1>
       -----------------              ----     -----            -----             -----------          ------------
       Donald H. Fischer,             2002    $181,500         $40,528                 0                  $22,365
       Chairman, President, Chief     2001     175,000          36,969                 0                   22,391
       Executive Officer              2000     162,300          24,308                 0                   19,512

       Mark S. Daniels,               2002     $98,200         $10,086                 0                   $9,752
       Vice President and             2001      93,500          18,034                 0                   12,299
       Assistant Secretary            2000      85,800          11,813                 0                    9,940

       Christopher P. Barton,         2002     $98,200         $20,644                 0                  $11,244
       Vice President, Assistant      2001      93,800          19,333                 0                   13,323
       Secretary and General          2000      89,800          12,847                 0                   10,765
       Accounting Officer

       Mary King Wilson,              2002     $90,500         $20,344                 0                   $5,442
       Vice President, Assistant      2001      54,237          11,045             2,200                        0
       Secretary & Chief Financial
       Officer


     <F1>     The compensation reported represents Company contributions to the Company's Profit Sharing Plan and the
              Company's 401(K) Plan.  For 2002, the Company's contributions were as follows: Mr. Fischer - $20,565 profit sharing and $1,800 401(K) match; Mr. Daniels - $9,457 profit sharing and $295 401(K) match; Mr. Barton -
              $11,097 profit sharing and $147 401(K) pension; Ms. King Wilson - $4,010 profit sharing and $1,432 401(K)
              match.

   OPTION GRANTS IN 2002
   ---------------------

   No options to purchase the Company's common stock were granted to any of the Named Officers during 2002.


   OPTION EXERCISES IN 2002
   ------------------------

        The table below sets forth certain information for fiscal year 2002 concerning the exercise of options to purchase shares of common stock granted under the Option Plan by each of the Named Officers and the value of unexercised options granted under the Option Plan held by each of the Named Officers as of December 31, 2002.

         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                           YEAR-END OPTION VALUES

                                                               Number of Securities            Value of Unexercised
                                                              Underlying Unexercised               In-the-Money
                                                                    Options at                      Options at
                                  Shares         Value          Fiscal Year-End (#)           Fiscal Year-End ($)<2>
                               Acquired on     Realized         -------------------           ----------------------
      Name                     Exercise (#)      ($)<1>    Exercisable    Unexercisable    Exercisable    Unexercisable
      ----                     ------------    --------    -----------    -------------    -----------    -------------
      Donald H. Fischer             0              0               0              0            $ 0              $ 0
      Mark S. Daniels               0              0           1,370            830         31,962           19,364
      Christopher P. Barton         0              0             800          1,400         12,050           21,000
      Mary E. King Wilson           0              0             150          2,050          1,350           18,450


     <F1>   Represents the difference between the price of the common stock on the date of the exercise and the option exercise price multiplied by the number of shares acquired on exercise.
     <F2>   Represents the difference between $35.00 (the price of the common stock on December 31, 2002) and the option exercise price multiplied by the number of shares of common stock covered by the options held.

   COMPENSATION OF DIRECTORS
   -------------------------

        Directors of the Company were paid a fee of $600 for each Board meeting attended in 2002. Last year the Board of Directors met fourteen times. Non-employee directors of the Company are eligible to receive options to purchase shares of common stock under the Option Plan. Under the Option Plan, each non-employee director received an automatic grant of an option to purchase 1,500 shares of common stock at the time he or she was first elected or appointed as a director of the Company. All options are granted at the market value of the common stock on the date of the grant and become exercisable in annual cumulative installments, commencing one year from the date of grant, with full vesting occurring on the fifth anniversary of the date of grant. The directors of the Company may also participate in a director's retainer retirement program. This program provides each director with 10 annual payments beginning at age 75. The amount of the annual benefit varies based on the number of years each director has served on the Company's board.

   CHANGE IN CONTROL ARRANGEMENTS
   ------------------------------

   During 2002, the Bank and five of its executive officers, including Mr. Fischer, entered into change-of-control letter agreements, the form of which was attached as an exhibit to the Company's periodic report on Form 10-QSB for the quarter ended June 30, 2002. The letter agreements provide for enumerated benefits to be provided by the Bank to said executive officers upon the occurrence of certain events within 18 months after a change of control of the Company or the Bank, as described more fully below. Mr. Fischer's benefits under such letter agreement dated June 21, 2002, would likely exceed the amount forth in Item 402(g)(ii) of the Securities Exchange Commission's Regulation S-B as being the threshold for disclosure of the terms and conditions of such an agreement, and therefore the terms and conditions of the Bank's letter agreement with Mr. Fischer are described here, as follows.

   The letter agreement provides that, if, at any time within 18 months following a "change of control" (as defined below) of the Company or the Bank, either: (i) Mr. Fischer's employment is terminated by reason of his disability, death or retirement pursuant to any retirement plan or policy of the Bank of general application to key employees; (ii) the essential elements of Mr. Fischer's position, in terms of duty and authority, are materially reduced without good cause, each without Mr. Fischer's voluntary consent; (iii) there is a material reduction in Mr. Fischer's aggregate compensation, not related to or resulting from documented, diminished performance; or (iv) Mr. Fischer is required to regularly perform services at a location which is greater than 50 miles from his principal office at the time of the change of control, then he will be entitled to specified severance benefits.

   The specified severance benefits to be provided to Mr. Fischer upon the occurrence of item (i) above, or upon the occurrence of any of items (ii) through (iv) which results in Mr. Fischer's termination, are as follows: (a) the Bank will pay Mr. Fischer an immediate lump-sum cash payment equal to nine months of his current annual salary, exclusive of periodic bonus compensation, plus any unused earned vacation time and (b) the Bank, at its cost, will provide medical and life insurance coverage to Mr. Fischer and his family, until the earlier of (i) Mr. Fischer waiving such coverage by giving written notice of waiver to the Bank, (ii) nine months having elapsed from the effective date of Mr. Fischer's termination, or (iii) Mr. Fischer becoming a participant in group insurance benefit programs of a new employer. Upon termination of benefits described in (b), Mr. Fischer will be entitled to exercise the policy options normally available to the Bank's employees upon termination of employment.

   The letter agreement provides that a "change of control" will be deemed to have occurred if:

        (a) a third person, including a "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934 (as in effect on the date of the letter agreement), becomes the beneficial owner of shares of the Company having greater than Fifty Percent (50%) or more of the total number of votes that may be cast for the election of directors of the Company, including for this purpose any shares beneficially owned by such third person or group as of the date hereof; or

        (b) as the result of, or in connection with, any cash tender or exchange offer, merger or other business combination, sale of assets or contested election, or any combination of the foregoing transactions (a "Transaction"), the persons who were directors of the Bank before the Transaction shall cease to constitute a majority of the Board of Directors of the Bank or any successor to the Bank.

   Provided, however, that the letter agreement establishes that in the event of any reorganization involving the Company or the Bank in a transaction initiated by the Bank in which the stockholders of the Company immediately prior to such reorganization become stockholders of a successor or ultimate parent corporation of the Company resulting from such reorganization and the persons who were directors of the Bank immediately prior to such reorganization constitute a majority of the Board of Directors of such successor or ultimate parent, no "change of control" shall be deemed to have taken place solely by reason of such reorganization, notwithstanding the fact that the Bank may have become the wholly-owned subsidiary of another corporation in such reorganization and the Board of Directors thereof may have been reconstituted, in which case the term "Bank" for the purposes of the change-of-control analysis shall refer to such successor or ultimate parent corporation.

   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Please see information regarding equity compensation plans set forth under Item 5, above. As of March 1, 2003, the Company had approximately 681,528 shares of common stock issued and outstanding and held by approximately 497 holders of record.

   (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
        -----------------------------------------------

        The Company knows of no persons or groups which are beneficial owners of more than five percent of the outstanding common stock.

   (b)  SECURITY OWNERSHIP OF MANAGEMENT
        --------------------------------

        The following table indicates, as of March 1, 2003, the number of shares of common stock beneficially owned by each director of the Company, the Named Officers of the Company, and all directors and executive officers of the Company as a group.

                                                                          Common Stock Beneficially
                                                                            Owned on March 1, 2003
                                                                          -------------------------
                                                                   Number of        Percent of Common Stock
       Name of Beneficial Owner                                     Shares                Outstanding
       ------------------------                                    ---------        -----------------------
       William F. Behrmann . . . . . . . . . . .                   3,398<1>                    0.5%
       H. David Clayton, DVM . . . . . . . . . .                  12,041<2>                    1.8%
       Raymond A. Dieter, Jr., MD  . . . . . . .                   2,878<3>                    0.4%
       Donald H. Fischer . . . . . . . . . . . .                  24,210                       3.6%
       Harold Gaede  . . . . . . . . . . . . . .                   3,526<1><4>                 0.5%
       Joseph S. Morrissey, DDS  . . . . . . . .                  21,139<5>                    3.1%
       John M. Mulherin  . . . . . . . . . . . .                   3,172<1><6>                 0.5%
       E. Lawrence Young . . . . . . . . . . . .                   6,620                       1.0%
       Mark S. Daniels . . . . . . . . . . . . .                   1,870<1><7>                 0.3%
       Christopher P. Barton . . . . . . . . . .                   8,930<1>                    1.3%
       Mary E. King Wilson . . . . . . . . . . .                     150<1><9>                 0.0%
       ALL DIRECTORS AND EXECUTIVE OFFICERS AS A
       GROUP (11 PERSONS)  . . . . . . . . . . .                  87,934<1><8>                12.9%

     _____________________

   <F1> Includes shares issuable pursuant to stock options currently exercisable within 60 days of March 1, 2003 as follows: Mr. Behrmann, 900 shares; Mr. Gaede, 100 shares; Mr. Mulherin, 900 shares; Mr. Daniels, 1,370 shares; Mr. Barton, 800 shares: Ms. King Wilson, 150 shares; and all directors and executive officers as a group, 5,050 shares.

   <F2> Includes 6,021 shares held in a trust over which Dr. Clayton is trustee.

   <F3> Includes 1,288 shares held in a trust of which Dr. Dieter is trustee.

   <F4> Includes 3,426 shares held in a trust of which Mr. Gaede is trustee.

   <F5> Includes 14,678 shares held in joint tenancy over which Dr.
        Morrissey has shared investment and voting power. Also includes 3,950 shares held in an employee retirement plan.

   <F6> Includes 1,056 shares held in joint tenancy over which Mr.
        Mulherin has shared investment and voting power and 604 shares held by Mr. Mulherin's wife in an IRA.

   <F7> Includes 500 shares held in joint tenancy over which Mr. Daniels has shared investment and voting power. Mr. Daniels' employment ended on February 28, 2003.

   <F8> Each individual can be reached at 357 Roosevelt Road, Glen Ellyn,
        IL 60137.

   <F9> Ms. King Wilson's employment ended March 21, 2003.


   (c)  CHANGES IN CONTROL
        ------------------

   Management of the Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The eight directors of the Company are all partners in Lakeside Partners Partnership (the "Partnership"), which was the titleholder to a parcel of property adjacent to, and immediately east of the Bank's Glen Ellyn, Illinois facility. The Partnership purchased this property in 1999 for $525,000 for the purpose of holding it until the property could be acquired by the Bank. The Partnership sold this property to the Bank for $620,000, its market value, on August 1, 2001. The appropriate regulatory authority reviewed the transaction, and the fair market value of the property was determined by an independent appraisal of the property.

   On April 8, 2002 Lakeside Partners Partnership entered in to a contract for the option to purchase land for a possible branch location for the Company. On April 18, 2002, the Partnership entered into a second contract for the option to purchase two additional parcels which are contiguous to the April 8th contracted parcel. In November 2002, the Company entered into a contract for the option to purchase land on a fifth parcel, which is also contiguous to the aforementioned Partnership properties. On March 19, 2003 the Company approved the purchase of all five parcels of land as a future branch location for the Company for a total of $500,000. The Company is in the process of assuming the contractual rights and obligations from the Partnership at no additional cost, but will pay a nominal interest rate (6% per annum) for the use of the Partnership funds that were used as earnest monies. The Company expects to complete the purchase transaction in April 2003.

   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:
        --------

        (i)  Financial Statements:

             The following financial statements are submitted herewith in response to Part II Item 8:

             Consolidated Balance Sheets as of December 31, 2002 and
             2001.

             Consolidated Statements of Income for the years ended December 31, 2002 and 2001.

             Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002 and 2001.

             Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001.

        (ii) The list of exhibits may be found on page 82 of this document.

   (b)  Reports on Form 8-K
        -------------------

        The issuer has not filed any reports on Form 8-K for the quarter ended December 31, 2002.


   ITEM 14.  CONTROLS AND PROCEDURES

   Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of Community Financial Shares, Inc. management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on his evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that the Company's disclosure controls and procedures are, to the best of his knowledge, effective to ensure that information required to be disclosed by Community Financial Shares, Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

   Prior to and during this evaluation, certain reportable conditions existed in the internal controls, namely management identified weaknesses in loan underwriting and in controlling the Company's credit risk, and partially resulting from these weaknesses, the Company incurred loan losses during the year.

   The following actions have been taken to correct these deficiencies in internal controls: management has taken significant measures to eliminate these weaknesses and improve control over credit risk, including employing more experienced loan operations personnel, forming a credit quality committee, termination of certain personnel, and employing a new experienced senior lender and other loan personnel.

   Our Chief Executive/Chief Financial Officer has concluded that the results of the corrective actions taken by Community Financial Shares, Inc. have been effective in addressing such significant deficiencies and material weaknesses in internal controls.

   Subsequent to the date of his evaluation, our Chief Executive Officer/Chief Financial Officer concluded that there were no significant changes in Community Financial Shares, Inc. internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                 SIGNATURES


        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 COMMUNITY FINANCIAL SHARES, INC.
                                           Registrant

                                 By    /s/ Donald H. Fischer
                                       ---------------------------


                                 Date  March  31, 2003
                                       ---------------------------

        In accordance with the Securities Exchange Act of 1934, this report has been signed below on March 31, 2003 by the following persons on behalf of the registrant and in the capacities indicated.


       Signature                                               Title
       ---------                                               -----
        /s/ Donald H. Fischer                                  Chairman of the Board, President, Chief Executive
       -----------------------------------                     Officer & Chief Financial Officer, General
       Donald H. Fischer                                       Accounting Officer
                                                               (Principal Executive)

        /s/ Christopher P. Barton                              Vice President and Secretary
       -----------------------------------
       Christopher P. Barton

        /s/ William F. Behrmann                                Director
       -----------------------------------
       William F. Behrmann

        /s/ H. David Clayton                                   Director
       -----------------------------------
       H. David Clayton

        /s/ Raymond A. Dieter, Jr.                             Director
       -----------------------------------
       Raymond A. Dieter, Jr.

        /s/ Harold W. Gaede                                    Director
       -----------------------------------
       Harold W. Gaede



                                     76



        /s/ Joseph S. Morrissey                                Director
       -----------------------------------
       Joseph S. Morrissey

        /s/ John M. Mulherin                                   Director
       -----------------------------------
       John M. Mulherin

        /s/ E. Lawrence Young                                  Director
       -----------------------------------
       E. Lawrence Young


                                CERTIFICATION

   I, Donald H. Fischer, CEO, certify that:

   1. I have reviewed this annual report on Form 10-KSB of Community Financial Shares, Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date:  March 31, 2003
          -------------------------

   By     /s/Donald H. Fischer, CEO
          ---------------------------
          (Signature and Title)



                                CERTIFICATION

   I, Donald H. Fischer, CFO, certify that:

   1. I have reviewed this annual report on Form 10-KSB of Community Financial Shares, Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date:  March 31, 2003
          -------------------------

   By     /s/Donald H. Fischer, CFO
          ---------------------------
          (Signature and Title)

   SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

   The registrant has not sent security holders any annual report covering the registrant's last fiscal year, or any proxy materials with respect to any annual or other meeting of security holders since the close of such period. The registrant currently plans to send security holders such materials in connection with an annual meeting of security holders expected to occur during the current fiscal year, copies of which will be furnished to the Securities and Exchange Commission.

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

   Item 4.      Instruments      4.1           Certificate of Incorporation of Community Financial Shares,
                defining the                   Inc., is included in Item 3.1.
                rights of
                security
                holders,
                including
                indentures
                                 4.2           Bylaws of Community Financial Shares, Inc., is included in
                                               Item 3.2.
                                 4.3           Community Bank-Wheaton/Glen Ellyn Non-Qualified Stock Option
                                               Plan, as amended effective April 29, 1999 (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on
                                               Form 10-KSB for the year ended December 31, 2000).

   Item 10.     Material         10            Form of Community Bank Directors Retirement Plan as executed
                Contracts                      by each Director of the Company (incorporated by reference to Exhibit 10 to the Company's Annual Report on Form 10-KSB
                                               for the year ended December 31, 2000).

                                               Form of change of control letter agreement with certain
                                               officers.  (Incorporated by reference from Community
                                               Financial Shares, Inc., Form 10-QSB for the quarterly period ended June 30, 2002, Exhibit 10.)

   Item 21.     Subsidiaries     <*>21         Subsidiaries of the Company.
                of the
                Issuer


   Item 99      Certification    <*>99.1       Certification pursuant to 18 U.S.C. Section 1350, as adopted
                of the Issuer                  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                 <*>99.2       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  <F*>     Exhibit filed herewith.

                                     82