Form 10QSB
period 2003-03-31
COMMUNITY FINANCIAL SHARES INC
filed 2003-05-15
CIK 1123735

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                for the Quarterly Period Ended March 31, 2003


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
                                 (Zip Code)

                               (630) 545-0900
            (Registrant's telephone number, including area code)


   Number of shares of Common Stock outstanding as of March 31,2003:  682,998

          Transitional Small Business Disclosure Format (check one):

                     Yes /  /                No /x/








     PART I.     FINANCIAL INFORMATION

     Item 1.     Financial Statements

                                   COMMUNITY FINANCIAL SHARES, INC.
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                 March 31, 2003 and December 31, 2002
                                  (In thousands, except share data)
   ---------------------------------------------------------------------------------------------------------
                                                                            March 31,         December 31,
                                                                              2003               2002
                                                                            (Unaudited)
                                                                            -----------       ------------
   ASSETS

   Cash and due from banks                                                 $   9,842          $   5,442
   Federal funds sold                                                         23,847             13,356
                                                                           ---------          ---------
      Cash and cash equivalents                                               33,689             18,798

   Securities available-for-sale                                              24,178             25,604
   Securities held-to-maturity                                                  -                  -

   Loans, less allowance for loan losses of 1,647 and 1,757                  138,881            143,307
   Federal Home Loan Bank stock                                                9,171              8,924
   Premises and equipment, net                                                 5,739              5,734
   Interest receivable and other assets                                        1,138              1,439
                                                                             -------            -------

            Total assets
                                                                           $ 212,796            203,806
                                                                           =========            =======
   LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits
     Non-interest-bearing demand                                           $  24,758          $  26,387
     NOW                                                                      28,859             28,635
     Money market                                                             59,275             48,828
     Savings                                                                  41,257             39,081
     Time                                                                     38,899             41,383
                                                                           ---------          ---------
             Total deposits                                                  193,048            184,314

   Federal Home Loan Bank advances                                             2,000              2,000
   Trust preferred securities                                                  3,500              3,500
   Interest payable and other liabilities                                        847                956
                                                                             -------           --------
              Total liabilities                                              199,395            190,770






   Commitments and Contingent Liabilities

   Stockholders' equity
   Common stock, without par value; authorized - 900,000;
            issued and outstanding - 681,528 and 680,923
   Paid-in capital                                                             8,122               8,113
   Retained earnings                                                           4,902               4,496
   Accumulated other comprehensive income (loss)                                 377                 427
                                                                            --------            --------
       Total stockholders' equity                                             13,401              13,036

            Total liabilities and stockholders' equity                     $ 212,796            $203,806
                                                                           =========           =========


  -------------------------------------------------------------------------------------------------------------------
  See accompanying notes to condensed consolidated financial statements.





































                              COMMUNITY FINANCIAL SHARES, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         Three months ended March 31, 2003 and 2002
                           (In thousands, except per share data)
                                       (Unaudited)
   -------------------------------------------------------------------------------------------------------
                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                      2003          2002
                                                                                      ----          ----
   Interest income
     Loans                                                                         $  2,182     $  2,256
     Securities                                                                         348          369
     Federal funds sold                                                                  40           28
                                                                                   --------     --------
           Total interest income
                                                                                      2,570        2,653

   Interest expense
     Deposits                                                                           780          874
     Federal Home Loan Bank advances                                                     18           36
     Notes payable                                                                        6           21
     Trust preferred securities                                                          44            0
     Federal funds purchased and repurchase agreements                                    0            0
                                                                                   --------     --------
           Total interest expense                                                       848          931
                                                                                   --------     --------

   NET INTEREST INCOME                                                                1,722        1,722

                                                                                          0          191
   Provision for loan losses                                                       --------     --------

   NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                1,722        1,531

   Non-interest income
      Service charges on deposit accounts                                               140          163
      Mortgage origination fees                                                         118           54
      Other service charges and fees                                                     74           57
      Gain on sales of securities, net                                                    0            0
                                                                                   --------     --------
   Total non interest income                                                            332          274

   Non interest expense
      Salaries and employee benefits                                                    804          712
      Occupancy and equipment expense                                                   144          130
      Data processing                                                                   126           98
      Advertising and marketing                                                          43           42
      Other operating expenses                                                          295          294
                                                                                   --------     --------
   Total non interest expense                                                         1,412        1,276
                                                                                   --------     --------
   INCOME BEFORE INCOME TAXES                                                           642          529

   Income tax expense                                                                    216          180
                                                                                    --------     --------

   NET INCOME                                                                       $    426     $    349
                                                                                    ========     ========


   Basic earnings per share                                                         $    .62     $    .51

   Diluted earnings per share                                                            .62          .51





   -------------------------------------------------------------------------------------------------------------------
   See accompanying notes to condensed consolidated financial statements.


































                                     COMMUNITY FINANCIAL SHARES, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 Three months ended March 31, 2003 and 2002
                                   (In thousands, except per share data)
                                                (Unaudited)

   ---------------------------------------------------------------------------------------------------------------
                                                                                  Accumulated
                                                                                     Other
                                                                                  Comprehensive        Total
                                                         Common      Retained        Income         Stockholders'
                                                         Stock       Earnings        (Loss)            Equity
                                                         -------     --------     -------------     -------------

   Balance at January 1, 2002                           $  8,087    $  3,370     $    144          $   11,601

   Comprehensive income
     Net income                                              -           349           -                  349
     Unrealized gain on securities
       available-for-sale, net of tax                        -            -             0                   0
                                                                                                   ----------
     Total comprehensive income                              -            -            -                  349

   Cash dividends ($.03 per share)                           -           (21)          -                  (21)


   Exercise of stock options                                   4          -            -                    4
                                                        --------    --------     --------          ----------

   Balance at March 31, 2002                            $  8,091    $  3,698     $    144          $   11,933
                                                        ========    ========     ========          ==========


   Balance at January 1, 2003                           $  8,113    $  4,496     $    427          $   13,036

   Comprehensive income
     Net income                                              -           426           -                  426
   Unrealized loss on securities
     available-for-sale, net of tax                          -            -           (50)                (50)
                                                                                                   ----------
       Total comprehensive income                            -            -            -                  376

   Cash dividends ($.03 per share)                           -          (20)           -                  (20)

   Exercise of stock options                                   9          -            -                    9
                                                        --------    ---------    --------          ----------


   Balance at March 31, 2003                            $  8,122    $  4,902     $    377          $   13,401
                                                        ========    ========     ========          ==========
   -------------------------------------------------------------------------------------------------------------------
   See accompanying notes to condensed consolidated financial statements.

                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Three months ended March 31, 2003 and 2002
                                             (In thousands)
                                              (Unaudited)

   -------------------------------------------------------------------------------------------------------------
                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                       2003               2002
                                                                                       ----               ----

   CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                    $    426          $    349
     Adjustments to reconcile net income to net cash from
      operating activities
        Discount accretion/premium amortization on securities, net                      457
        Gain on sales of securities, net                                                 -                 -
        Depreciation                                                                     77                68
        Provision for loan losses                                                         0               191
        Federal Home Loan Bank stock dividend                                          (247)             (121)
        (Increase) Decrease in interest receivable and other assets                     333               113
        Increase in interest payable and other liabilities                             (109)              661
                                                                                   --------          --------
           Net cash from operating activities                                           936             1,035

   CASH FLOWS FROM INVESTING ACTIVITIES

     Purchases of securities available-for-sale                                      (1,499)           (3,267)
     Maturities, calls, and prepayments of securities
      available-for-sale                                                              2,385             1,882
     Sales of securities available-for-sale                                              -                 -
     Purchases of securities held-to-maturity                                            -                 -
     Net increase in loans                                                            4,427             (6156)
     Premises and equipment expenditures                                                (82)              (50)
                                                                                   --------         ---------
       Net cash from investing activities                                             5,231            (7,591)


   CASH FLOWS FROM FINANCING ACTIVITIES

     (Decrease) Increase in deposits                                                  8,735            (1,916)
     Repayment of Federal Home Loan Bank advances                                        -                -
     Repayment of notes payable                                                          -                -
     Exercise of stock options                                                            9                 4
     Dividends paid                                                                     (20)              (21)
                                                                                   --------          --------
        Net cash from financing activities                                            8,724            (1,933)
                                                                                   --------          --------

   Net change in cash and cash equivalents                                           14,891            (8,489)

   Cash and cash equivalents at beginning of period                                  18,798            14,577
                                                                                   --------         ---------

   CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 33,689          $ 21,965
                                                                                   =========         ========
   -------------------------------------------------------------------------------------------------------------------
   See accompanying notes to condensed consolidated financial statements.

                      COMMUNITY FINANCIAL SHARES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 2003
              (In thousands of dollars, except per share data)
                                 (Unaudited)



   NOTE 1 - BASIS OF PRESENTATION

   The condensed consolidated financial statements include the accounts of Community Financial Shares, Inc. (the Holding Company) and its wholly owned subsidiary, Community Bank-Wheaton/Glen Ellyn (the Bank), together referred to herein as "the Company."

   Significant intercompany transactions and balances have been eliminated in consolidation.

   The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The December 31, 2002 balance sheet presented herein has been derived from the audited financial statements included in the Company's 2002 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

   Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2003. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. To prepare these financial statements, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses is particularly subject to change, and it is possible that a regulatory agency could have a different opinion of this estimated amount.

   The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

                      COMMUNITY FINANCIAL SHARES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 2003
              (In thousands of dollars, except per share data)
                                 (Unaudited)



   NOTE 2 - EARNINGS PER SHARE

   The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three-month periods ended March 31, 2003 and 2002:

                                                    Three Months Ended
                                                          March 31,
                                                       2003     2002
                                                       ----     ----
     Basic
          Net income                                 $   426  $   349
                                                     =======  =======
     Weighted average common shares outstanding      681,468  680,832
                                                     =======  =======
     Basic earnings per share                        $   .62  $   .51
                                                     =======  =======

     Diluted
        Net income                                   $   426  $   349
                                                     =======  =======
     Weighted average common shares outstanding
        for basic earnings per share                 681,468  680,832
     Add:  Dilutive effects of assumed exercise
        of stock options                               3,726    3,627
                                                     -------  -------
     Average shares and dilutive potential common
     shares                                          685,194  684,459
                                                     =======  =======

     Diluted earnings per share                      $   .62  $   .51
                                                     =======  =======

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

   CRITICAL ACCOUNTING POLICIES

   The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company's significant accounting policies are described in detail in the notes to the Company's consolidated financial statements for the year ended December 31, 2002. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company's financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

   Allowance For Credit Losses - The allowance for credit losses provides coverage for probable losses inherent in the Company's loan portfolio. Management evaluates the adequacy of the allowance for credit losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management's estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

   The Company determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience. The allowance recorded for homogeneous consumer loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences, and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for credit losses relating to impaired loans is based on the loan's observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan's effective interest rate.

   Regardless of the extent of the Company's analysis of customer performance, portfolio trends or risk managment processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors including inherent delays in obtaining information regarding a customer's financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors. The Company estimates a range of inherent losses related to the existence of these exposures. The estimates are based upon the Company's evaluation of imprecision risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.


   BALANCE SHEET

   In comparison to December 31, 2002, the March 31, 2003 consolidated balance sheet changed as follows:

          1.   Total assets increased $8,990,000 (4.4%), from
               $203,806,000 to $212,796,000, due to an increase in cash
               and cash equivalents related to a similar increase in deposits.

          2. Cash and cash equivalents increased $14,891,000 from $18,798,000 to $33,689,000 primarily as a result of an increase in the company's overnight investment position.

          3. Loans, net of the allowance for loan losses decreased (-3.1%) from $143,307,000 to $138,881,000 representing, similar decreases in all loan categories except home equity.

          4.   Securities decreased $1,427,000 (5.6%) from $25,604,000 at year-end to $24,178,000 representing for the most part accelerated repayment of mortgage backed securities.

          5. Federal funds sold increased $10,491,000 from $13,356,000 to $23,847,000 as a result of the increased deposits, decreasing loan volume, and run off of the securities portfolio.

          6.   Deposits increased $8,734,000 (4.7%) from $184,314,000 to
               $193,048,000 representing, for the most part, increases in money market account balances.

   Non-accrual loans increased to $3,138,000 at March 31, 2003, a $213,000 increase from $2,925,000 at December 31, 2002. Non accrual loans were 2.23% and 2.04% of total loans at March 31, 2003 and 2002, respectively.

   Besides non-accrual loans, no other loans were past due 90 days or more at March 31, 2003 or 2002. Based on its analysis of the loan portfolio risks, including historical loss experience and levels of nonperforming loans, management believes the allowance for loan losses is adequate to absorb potential credit losses as of March 31, 2003 and December 31, 2002.

   At March 31, 2003, the subsidiary Bank's capital levels exceeded the amounts required to be categorized as "well capitalized" under the federal regulatory criteria. The consolidated Company also exceeded the required capital levels under its applicable regulatory criteria at March 31, 2003.


   RESULTS OF OPERATIONS

   A comparison of operating results for the first quarter of 2003 compared to the first quarter of 2002 follows.

   In the first quarter of 2003, the Company earned $426,000 compared to $349,000 in the first quarter of 2002. Total revenues decreased 0.9% from $2,927,000 in 2002 to $2,902,000 in 2003, representing the continuing decline in interest rates on earning assets. Non-interest income increased 21.2% from $274,000 in 2002, to $332,000 in 2003 primarily due to an increase in mortgage origination fees.

   Interest income decreased to $2,570,000 in the quarter ended March 31, 2003, a 3.1% decrease over 2002. This decrease was due to the continued downward pressure on interest rates in 2003. Again, interest expense also decreased from the same lower interest rate environment in 2003. Net interest income in the quarter ended March 31, 2003 was steady at $1,722,000 over 2002.

   Factors affecting the relatively static net interest income for the first quarter of 2003 compared to 2002 are summarized below:

                                          Three Months Ended
                                              March 31,
                                           2003       2002
                                           ----       ----

          Yield on earning assets          5.41%      6.27%

          Cost of interest-bearing         2.12%      2.51%
          liabilities

          Net interest margin (net
          interest income divided by       3.62%      4.01%
          averaging earning assets)

          Average earning assets (in       $190,080   $171,680
          thousands)

   Average earning assets increased 10.7% in 2003, while interest-bearing liabilities increased 12.0% in the same period. The combined effect of increased volumes in a lower rate environment negatively impacted the net interest margin in 2003 by 0.4% while net interest income remained unchanged at $1,722,000.

   Over 70% of certificate of deposit liabilities typically mature within a year, which continue to provide the Company with favorable repricing opportunities.

   Non-interest income, consisting primarily of deposit service charges, mortgage department fees, and other service charges and fees increased 21.2% in the first quarter of 2003 to $332,000. Service charges on deposit accounts decreased 10.3% in 2003, and the favorable rate environment continued to provide mortgage loan origination fees at an increased volume of $118,000 in 2003.

   Non-interest expense increased 10.7% in the first quarter of 2003 compared to the same quarter of 2002. The largest component of noninterest expense, salaries and employee benefits, increased 12.9% in 2003. This increase was primarily due to higher staffing levels. The Company had 56 and 50 full-time equivalent employees at the end of the first quarter of 2003 and 2002, respectively. Inflation, merit pay increases, and higher employee fringe benefit costs also contributed to higher compensation expense in the quarter ended March 31, 2003.

   Data processing costs increased 28.6% in the first quarter of 2003 compared to the prior year. This increase is due primarily to increased volume in the number of loan and deposit accounts.

   Net occupancy and equipment costs increased 10.8% in 2003 due primarily to increased depreciation expense. Professional and loan expenses contributed to increased other operating expenses in 2003 compared to 2002.

   The ratio of noninterest expense to average assets remained constant in the first quarter of 2003 (2.83% in 2003 compared to 2.97% in the first quarter of 2002). The non-interest expense ratio remained constant as average assets increased 10.7% in the first quarter of 2003 compared to the same quarter in 2002. Average assets were $202,320,000 and $182,841,000 in the first quarter of 2003 and 2002, respectively.

   Net income as a percentage of average assets was .85% and .77% for the three months ended March 31, 2003 and 2002, respectively.

   Item 3.  Controls and Procedures

          The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures", as that term is used in Item 307 of the SEC's Regulation S-B, as of May 12, 2003. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under Regulation S-B is recorded, processed, summarized and reported within the appropriate time periods. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.

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

          None.


   Item 5.  Other Information.

          None.


   Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               Exhibit 10: Form of change of control letter agreement between the Bank and each of Donald Fischer, Christopher Barton and William Mucker, respectively, (Incorporated by reference from Community Financial Shares, Inc.,
               Form 10-QSB for the quarterly period ended June 30, 2002,
               Exhibit 10.)

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

                              COMMUNITY FINANCIAL SHARES, INC.
                              Issuer


   Date: May 15, 2003          /s/ Scott W. Hamer
                              ----------------------------------------
                              Scott W. Hamer
                              Chief Financial Officer/Chief Accounting
   Officer


   Date: May 15, 2003          /s/ Donald H. Fischer
                              ----------------------------------------
                              Donald H. Fischer
                              President/Chief Executive Officer


                                CERTIFICATION

   I, Donald H. Fischer, CEO certify that:

   1. I have reviewed this quarterly report on Form 10-QSB of Community Financial Shares, Inc.;

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

   Date:  May 15, 2003
          -----------------------

   By  /s/Donald H. Fischer, CEO
       ---------------------------
       (Signature and Title)

                                CERTIFICATION

   I, Scott W. Hamer, VP & CFO certify that:

   1. I have reviewed this quarterly report on Form 10-QSB of Community Financial Shares, Inc.;

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

   Date:  May 15, 2003
          ------------

   By     /s/Scott W. Hamer, VP & CFO
          ---------------------------
          (Signature and Title)