Form 10QSB
period 2003-06-30
COMMUNITY FINANCIAL SHARES INC
filed 2003-08-14
CIK 1123735

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                for the Quarterly Period Ended June 30, 2003


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
                                 (Zip Code)

                               (630) 545-0900
            (Registrant's telephone number, including area code)


   Number of shares of Common Stock outstanding as of June 30, 2003  682,998
                                                                     -------

   Transitional Small Business Disclosure Format (check one):


                     Yes / /                     No /x/






   PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements

                                            COMMUNITY FINANCIAL SHARES, INC.
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                           June 30, 2003 and December 31, 2002
                                            (In thousands, except share data)

    ------------------------------------------------------------------------------------------------------------
                                                                                    June 30,        December 31,
                                                                                      2003              2002
                                                                                      ----              ----
                                                                                  (unaudited)
     ASSETS
     Cash and due from banks                                                  $       9,002       $       5,442
     Federal funds sold                                                              18,316              13,356
                                                                              -------------       -------------
        Cash and cash equivalents                                                    27,318              18,798

     Securities available-for-sale                                                   42,821              25,604
     Securities held-to-maturity                                                          -                   -
     Loans, less allowance for loan losses of 1,647 and 1,757                       140,244             143,307

     Federal Home Loan Bank stock                                                     9,317               8,924
     Premises and equipment, net                                                      6,232               5,734
     Interest receivable and other assets                                             1,210               1,439
                                                                              -------------       -------------

         Total assets                                                         $     227,142       $     203,806
                                                                              =============       =============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits
        Non-interest-bearing demand                                           $      28,937       $      26,387
        NOW                                                                          29,084              28,635
        Money market                                                                 70,391              48,828
        Savings                                                                      41,081              39,081
        Time                                                                         36,744              41,383
                                                                              -------------       -------------
          Total deposits                                                            206,237             184,314

     Federal Home Loan Bank advances                                                  2,000               2,000
     Trust preferred securities                                                       3,500               3,500
     Interest payable and other liabilities                                           1,295                 956
                                                                              -------------       -------------
           Total liabilities                                                        213,032             190,770
     Commitments and contingent liabilities

     Stockholders' equity
        Common stock, without par value; authorized - 900,000;
          issued and outstanding - 681,528, 680,923.                                  8,144               8,113
        Retained earnings                                                             5,391               4,496


        Accumulated other comprehensive income (loss)                                   575                 427
                                                                              -------------       -------------
           Total stockholders' equity                                                14,110              13,036
                                                                              -------------       -------------

             Total liabilities and stockholders' equity                       $     227,142       $     203,806
                                                                              =============       =============


    -----------------------------------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements.














































                                                 COMMUNITY FINANCIAL SHARES, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     Three months and six months ended June 30, 2003 and 2002
                                              (In thousands, except per share data)
                                                           (Unaudited)

    --------------------------------------------------------------------------------------------------------------------
                                                                               Three Months               Six Months
                                                                              Ended June 30,            Ended June 30,
                                                                            2003         2002         2003         2002
                                                                            ----         ----         ----         ----
     Interest income
        Loans                                                            $  2,232    $   2,345    $   4,414    $   4,601
        Securities                                                            452          390          800          759
        Federal funds sold                                                     57            7           97           35
                                                                         --------     --------     --------     --------
           Total interest income                                            2,741        2,742        5,311        5,395

     Interest expense
        Deposits                                                              821          810        1,601        1,684
        Federal Home Loan Bank advances                                        25           31           43           59
        Notes payable                                                           0           24            6           52
        Trust preferred securities                                             43                        87            0
        Federal funds purchased and repurchase agreements                       0            2            0            2
                                                                         --------     --------     --------     --------
     Total interest expense                                                   889          867        1,737        1,797
                                                                         --------     --------     --------     --------

     NET INTEREST INCOME                                                    1,852        1,875        3,574        3,598

     Provision for loan losses                                                  0          277            0          467
                                                                         --------     --------     --------     --------

     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                    1,852        1,598        3,574        3,131

     Non-interest income
        Service charges on deposit accounts                                   143          154          283          317
        Mortgage origination fees                                             160           47          278          106
        Other service charges and fees                                        103           80          177          132
        Loss on sales of securities, net                                      (12)           0          (12)           0
                                                                         --------     --------     --------     --------
     Total non interest income                                                394          281          726          555
                                                                         --------     --------

     Non interest expense
        Salaries and employee benefits                                        857          714        1,661        1,426
        Occupancy and equipment expense                                       138          130          282          259
        Data processing                                                       114          106          240          205
        Advertising and marketing                                              52           44           95           86
        Other operating expenses                                              311          282          606          577
                                                                         --------     --------     --------     --------
     Total non interest expense                                             1,472        1,276        2,884        2,553
                                                                         --------     --------     --------     --------

     INCOME BEFORE INCOME TAXES                                               774          603        1,416        1,133

     Income tax expense                                                       265          207          481          387
                                                                         --------     --------     --------     --------

     NET INCOME                                                          $    509     $    396     $    935     $    746
                                                                         ========     ========     ========     ========

     Basic earnings per share                                               $0.75        $0.58        $1.37        $1.10
     Diluted earnings per share                                              0.75         0.58         1.37         1.09


    --------------------------------------------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements.












































                                    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             Six months ended June 30, 2003 and 2002
                                              (In thousands, except per share data)
                                                           (Unaudited)

    ---------------------------------------------------------------------------------------------------------------------

                                                                                          Accumulated
                                                                                         Other Compre-
                                                                                            hensive             Total
                                                            Common       Retained           Income          Stockholders'
                                                            Stock        Earnings           (Loss)              Equity
                                                            -----        --------           ------              ------
     Balance at January 1, 2002                           $  8,087       $  3,370           $     144           $ 11,601

     Comprehensive income
        Net income                                               -            746                   -                746


     Unrealized gain on securities                               -              -                                    182
       available-for-sale, net of tax                                                             182          ---------
          Total comprehensive income                             -              -                   -                928

     Cash dividends ($.03 per share)                             -            (41)                  -                (41)
     Tax benefit from stock options exercised                   19                                                    19
     Exercise of stock options                                   5              -                   -                  5
                                                         ---------      ---------           ---------          ---------


     Balance at June 30, 2002                            $   8,111      $   4,075           $     326          $  12,512
                                                         =========      =========           =========          =========



     Balance at January 1, 2003                           $  8,113       $  4,496          $      427           $ 13,036

     Comprehensive income
        Net income                                               -            935                   -                935


        Unrealized gain on securities
         available-for-sale, net of tax                          -              -                 148                148
                                                                                                               ---------
          Total comprehensive income                             -              -                   -              1,083

     Cash dividends ($.03 per share)                             -            (40)                  -                (40)

     Exercise of stock options                                  31              -                   -                 31
                                                         ---------      ---------           ---------          ---------


     Balance at June 30, 2003                            $   8,144      $   5,391           $     575          $  14,110
                                                         =========      =========           =========          =========


    ---------------------------------------------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements.

                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             Six months ended June 30, 2003 and 2002
                                                          (In thousands)
                                                           (Unaudited)

    ----------------------------------------------------------------------------------------------------------------


                                                                                          Six Months Ended June 30,
                                                                                             2003            2002
                                                                                             ----            ----
      CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                                       $    935      $     746
         Adjustments to reconcile net income to net cash from
           operating activities
            Discount accretion/premium amortization on securities, net                          62
            Gain on sales of securities, net                                                     -              -
            Depreciation                                                                       153            154
            Provision for loan losses                                                            0            467
            Federal Home Loan Bank stock dividend                                             (393)          (227)
            (Increase) Decrease in interest receivable and other assets                        136           (564)
            Increase in interest payable and other liabilities                                 339            358
                                                                                          --------       --------
                Net cash from operating activities                                           1,232            934

      CASH FLOWS FROM INVESTING ACTIVITIES
         Purchases of securities available-for-sale                                        (26,983)        (3,445)
         Maturities, calls, and prepayments of securities
           available-for-sale                                                                9,945          2,625
         Sales of securities available-for-sale                                                  -              -
         Purchases of securities held-to-maturity                                                -              -
         Net increase in loans                                                               3,064        (12,476)
         Premises and equipment expenditures                                                  (651)          (192)
                                                                                          --------       --------
                Net cash from investing activities                                         (14,625)       (13,488)

      CASH FLOWS FROM FINANCING ACTIVITIES

         (Decrease) Increase in deposits                                                    21,922          5,951
         Repayment of Federal Home Loan Bank advances                                            -              -
         Repayment of notes payable                                                              -         (1,000)
         Proceeds from issuance of trust preferred securities                                               3,500
         Exercise of stock options                                                              31              5
         Dividends paid                                                                        (40)           (41)
                                                                                          --------       --------
            Net cash from financing activities                                              21,913          8,415
                                                                                          --------       --------

      Net change in cash and cash equivalents                                                8,520         (4,139)

      Cash and cash equivalents at beginning of period                                      18,798         14,577
                                                                                          --------       --------

      CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 27,318       $ 10,438
                                                                                          ========      =========

    -------------------------------------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements.

                                     7






   ---------------------------------------------------------------------

                      COMMUNITY FINANCIAL SHARES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2003
              (In thousands of dollars, except per share data)
                                 (Unaudited)


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

   The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

                      COMMUNITY FINANCIAL SHARES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2003
              (In thousands of dollars, except per share data)
                                 (Unaudited)


   ---------------------------------------------------------------------

   NOTE 2 - EARNINGS PER SHARE

   The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2003 and 2002:


   ------------------------------------------------------------------------------------------------------------------

                                                                            Three Months              Six Months
                                                                          Ended June 30,            Ended June 30,
                                                                         2003         2002         2003         2002
                                                                         ----         ----         ----         ----
     Basic
        Net income                                                   $      509   $      396  $      935   $      746
                                                                     ==========   ==========  ==========   ==========
        Weighted average common shares outstanding                      683,112      680,897     682,295      680,865
                                                                     ==========   ==========  ==========   ==========
        Basic earnings per share                                     $      .75   $     0.58  $     1.37   $     1.10
                                                                     ==========   ==========  ==========   ==========

     Diluted
        Net income                                                   $      509   $      396  $      935   $      746
                                                                     ==========   ==========  ==========   ==========
        Weighted average common shares outstanding
          for basic earnings per share                                  683,112      680,897     682,295      680,865
        Add:  Dilutive effects of assumed exercise
          of stock options                                                3,643        4,345       3,643        4,253
                                                                     ----------   ----------  ----------   ----------
        Average shares and dilutive potential common shares             686,755      685,242     685,938      685,118
                                                                     ==========   ==========  ==========   ==========

        Diluted earnings per share                                   $     0.74   $     0.58  $     1.36   $     1.09


   NOTE 3 - STOCK COMPENSATION

   Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise plan equal to or greater than the market price of the underlying common stock at date of grant. The effect on net income and earnings per share if expense was measured using the fair value recognition provisions of the Financial Accounting Standards Board ("FASB") Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, was not material for the three and six-month periods ended June 30, 2003 and 2002.

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

   ALLOWANCE FOR CREDIT LOSSES- The allowance for credit losses provides coverage for probable losses inherent in the Company's loan portfolio. Management evaluates the adequacy of the allowance for credit losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management's estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

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

   Regardless of the extent of the Company's analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors including inherent delays in obtaining information regarding a customer's financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors. The Company estimates a range of inherent losses related to the existence of these exposures. The estimates are based upon the Company's evaluation of imprecision risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.



   BALANCE SHEET

   In comparison to December 31, 2002, the June 30, 2003 consolidated balance sheet changed as follows:

     1.   Total assets increased $23,336,000 (11.45%), from $203,806,000 to
          $227,142,000, due to an increase in cash and cash equivalents and securities held for sale. This increase was directly related to a similar increase in deposits.

     2. Cash and cash equivalents increased $8,520,000 from $18,798,000 to $27,318,000 primarily as a result of an increase in the company's overnight investment position.

     3. Loans, net of the allowance for loan losses decreased (-2.1%) due to weak demand from $143,307,000 to $140,244,000 representing similar decreases in all loan categories except home equity.

     4. Securities available for sale increased $17,217,000 (67.2%) from $25,604,000 at year-end to $42,821,000 representing investment activity in shorter term U.S. Agency securities ($8,413,000) and Mortgage Backed Agency Pools ($7,472,000).

     5. Federal funds sold increased $4,960,000 from $13,356,000 to $18,316,000 as a result of the increased deposits and decreasing loan volume.

     6.   Deposits increased $21,923,000 (11.9%) from $184,314,000 to
          $206,237,000 representing, for the most part, increases in money market account balances.

   Non-accrual loans increased to $1,969,000 at June 30, 2003, a $956,000 decrease from $2,925,000 at December 31, 2002. Non accrual loans were 1.40% and 2.04% of total loans at June 30, 2003 and 2002, respectively.

   Besides non-accrual loans, $317,000 in other loans were past due 90 days or more at June 30, 2003 as compared to none in 2002. Based on its analysis of the loan portfolio risks, including historical loss experience and levels of nonperforming loans, management believes the allowance for loan losses is adequate to absorb potential credit losses as of June 30, 2003.

   At June 30, 2003, the subsidiary Bank's capital levels exceeded the amounts required to be categorized as "well capitalized" under the federal regulatory criteria. The consolidated Company also exceeded the required capital levels under its applicable regulatory criteria at June 30, 2003.


   RESULTS OF OPERATIONS

   A comparison of operating results for the first two quarters of 2003 compared to the first two quarters of 2002 follows.

   In the first two quarters of 2003, the Company earned $935,000 compared to $746,000 in the first two quarters of 2002. Total revenues increased 1.5% from $5,950,000 in 2002 to $6,037,000 in 2003.
   Interest income was lower by $84,000 over 2002 but was offset by an increase in non-interest income of 30.8% from $555,000 in 2002, to $726,000 in 2003 primarily due to an increase in mortgage origination fees.

   Net interest income in the quarter ended June 30, 2003 decreased slightly $24,000 (0.7%) to $3,574,000 from $3,598,000 in 2002. Factors affecting the relatively static net interest income for the first two quarters of 2003 compared to 2002 are summarized below:

                                                     Six Months Ended June 30,

                                                      2003             2002
                                                      ----             ----

   Yield on earning assets                            5.42%           6.30%
   Cost of interest-bearing liabilities               2.08%           2.42%
   Net interest margin (net interest income
     Divided by average earning assets)               3.65%           4.20%

   Average earning assets (in thousands)              $197,677        $172,720

   Average earning assets increased 14.4% in 2003, while interest-bearing liabilities increased 16.0% in the same period. The combined effect of increased volumes in a lower rate environment negatively impacted the net interest margin in 2003 by 0.55% with net interest income increased slightly (1.2%) to $3,564,000.

   Over 67% of certificate of deposit liabilities typically mature within a year, which continue to provide the Company with favorable repricing opportunities.

   Non-interest income, consisting primarily of deposit service charges, mortgage department fees, and other service charges and fees increased 28.8% in the second quarter of 2003 to $822,000. Service charges on deposit accounts decreased 9.3% in 2003, and the favorable rate environment continued to provide mortgage loan origination fees at an increased volume of $278,000 in 2003.

   Non-interest expense increased 13.8% in the second quarter of 2003 compared to the same quarter of 2002. The largest component of noninterest expense, salaries and employee benefits, increased 16.5% in 2003. This increase was primarily due to higher staffing levels. The Company had 57 and 50 full-time equivalent employees at the end of the second quarter of 2003 and 2002, respectively. Inflation, merit pay increases, and higher employee fringe benefit costs also contributed to higher compensation expense in the quarter ended June 30, 2003.

   Data processing costs increased 17.4% in the second quarter of 2003 compared to the prior year. This increase is due primarily to increased volume in the number of loan and deposit accounts.

   Net occupancy and equipment costs increased 8.8% in 2003 due primarily to increased depreciation expense. Professional expenses, primarily accounting and audit fees, increased to $163,000 (83.7%) in 2003 compared to 2002.

   The ratio of non-interest expense to average assets decreased in the second quarter of 2003 (2.59% in 2003 compared to 2.75% in the second quarter of 2002). The non-interest expense ratio decreased as average assets increased 18.4% in the first quarter of 2003 compared to the same quarter in 2002. Average assets were $219,969,000 and $185,773,000 in the first quarter of 2003 and 2002, respectively.

   Net income as a percentage of average assets was .86% and .85% for the three months ended June 30, 2003 and 2002, respectively.

   NEWLY ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

   The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally become effective in the quarter beginning July 1, 2003.

   Management has determined at this time that, upon adopting the new standards, they will not materially affect the Company's operating results or financial condition.



   Item 3. Controls & Procedures

   The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as that term is used in Item 307 of the SEC's Regulation S-B, as of June 30, 2003. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under Regulation S-B is recorded, processed, summarized and reported within the appropriate time periods. There was no change in the Company's internal controls over financial reporting during the quarterly period ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

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

        None.


   Item 3.   Defaults Upon Senior Securities.

        None.


   Item 4.   Submission of Matters to a vote of Security Holders.

        On May 22, 2003, the 2003 Annual Meeting of Stockholders of the Company was held. The following is a brief description of the matters voted upon at the meeting and tabulation of the voting therefore:

        Proposal 1.   Election of the Board of Directors to hold office for
                      a one year term.


                                                        Number of Shares

                                                ------------------------------
     Nominee                                    For                   Withheld

     William F. Behrmann                        560,635                 5,552
     H. David Clayton, DVM                      560,635                 5,552
     Raymond A. Dieter, Jr., MD                 560,635                 5,552
     Donald H. Fischer                          560,635                 5,552
     Harold Gaede                               560,361                 5,826
     Joseph S. Morrissey, DDS                   560,635                 5,552
     John M. Mulherin                           560,635                 5,552
     E. Lawrence Young                          560,041                 6,146


        Proposal 2.   Ratification of the Appointment of BKD, LLP
                      as Independent Auditors.


                                                        Number of Shares

                                                ------------------------------
                                                For                   Withheld

                                                566,187                None

     Item 5.  Other Information.

        None.

   Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits:

             Exhibits 31.1 and 31.2: Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             Exhibits 32.1 & 32.2:  Certifications pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)  Reports on Form 8-K:

             None.

                                 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            COMMUNITY FINANCIAL SHARES, INC.
                            Issuer


   Date: August 14, 2003    /s/ Scott W. Hamer
                            ------------------------------------
                            Scott W. Hamer
                            Chief Financial Officer/Chief Accounting
                              Officer


   Date: August 14, 2003    /s/ Donald H. Fischer
                            ------------------------------------
                            Donald H. Fischer
                            President/Chief Executive Officer