Form 10-K
period 2004-12-31
COMMUNITY FINANCIAL SHARES INC
filed 2005-05-02
CIK 1123735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number: 333-46622

COMMUNITY FINANCIAL SHARES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	36-4387843
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

357 Roosevelt Road Glen Ellyn, Illinois	60137
(Address of Principal Executive Offices)	(ZIP Code)

(630) 545-0900

(Registrant Telephone Number, including Area Code)

Securities to be registered under Section 12(b) of the Exchange Act:

None

Securities to be registered under Section 12(g) of the Exchange Act:

Common Stock, no par value

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2004 cannot be definitively determined because there is no established trading market for the securities.

683,069 shares of common stock were outstanding as of March 1, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Community Financial Shares Inc. Registration Statement on Form S-4, File No. 333-46622, filed September 26, 2000, are incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS

Community Financial Shares, Inc. (the “Company”) is a registered bank holding company. The operations of the Company and its banking subsidiary consist primarily of those financial activities common to the commercial banking industry and are explained more fully below under the heading “LENDING ACTIVITIES”. Unless the context otherwise requires, the term “Company” as used herein includes the Company and its banking subsidiary on a consolidated basis. All of the operating income of the Company is attributable to its wholly-owned banking subsidiary, Community Bank-Wheaton/Glen Ellyn (the “Bank”).

The Company was incorporated in the State of Delaware in July 2000 as part of an internal reorganization whereby the stockholders of the Bank exchanged all of their Bank stock for all of the issued and outstanding stock of the Company. The reorganization was completed in December 2000. As a result of the reorganization the former stockholders of the Bank acquired 100% of the Company’s stock and the Company acquired (and still holds) 100% of the Bank’s stock. The former Bank stockholders received two shares of the Company’s common stock for each share of Bank common stock exchanged in the reorganization. The Company was formed for the purpose of providing financial flexibility as a holding company for the Bank. At the present time, the Company has no specific plans of engaging in any activities other than operating the Bank as a subsidiary.

The Bank was established as a state chartered federally insured commercial bank on March 1, 1994 and opened for business November 21, 1994 on Roosevelt Road in Glen Ellyn. The Bank opened a second location in downtown Wheaton on November 21, 1998. A third location was opened in northwest Wheaton on March 24, 2005. The Bank provides banking services common to the industry, including but not limited to, demand, savings and time deposits, loans, mortgage loan origination for investors, cash management, electronic banking services, Internet banking services including bill payment, Community Investment Center services, and debit cards. The Bank serves a diverse customer base including individuals, businesses, governmental units, and institutional customers located primarily in Wheaton and Glen Ellyn and surrounding communities in DuPage County, Illinois. The Bank has banking offices in Glen Ellyn, and Wheaton, Illinois.

COMPETITION

Active competition exists in all principal areas where the Bank operates, not only with other commercial banks, finance companies and mortgage bankers, but also with savings and loan associations, credit unions, and other financial service companies serving the Company’s market area. The principal methods of competition between the Company and its competitors are price and service. Price competition, primarily in the form of interest rate competition, is a standard practice within the Company’s market place as well as the financial services industry. Service, expansive banking hours, and product quality are also significant factors in competing and allow for differentiation from competitors.

Deposits in the Bank are well balanced, with a large customer base and no dominant segment of accounts. The Bank’s loan portfolio is also characterized by a large customer base, including loans to commercial, not-for-profit and consumer customers, with no dominant relationships. There is no readily available source of information that delineates the market for financial services offered by non-bank competitors in the Company’s market.

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

The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Under the Bank Holding Company Act, the Company is required to file annual reports and such additional information as the Federal Reserve Board may require and is subject to examination by the Federal Reserve Board. The Federal Reserve Board has jurisdiction to regulate virtually all aspects of the Company’s business. See “The Company’s Banking Subsidiary” below for discussion of regulators of the Bank.

The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before merging with or consolidating into another bank holding company, acquiring substantially all the assets of any bank or acquiring directly or indirectly any ownership or control of more than 5% of the voting shares of any bank.

The Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks, or furnishing services to banks and their subsidiaries. The Company, however, may engage in certain businesses determined by the Federal Reserve Board to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. See “Financial Modernization Legislation” below for a discussion of expanded activities permissible to bank holding companies that become financial holding companies.

Deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”) and are subject to the provisions of the Federal Deposit Insurance Act. Under the FDIC’s risk-based insurance assessment system, each insured bank is placed in one of nine risk categories based on its level of capital and other relevant information. Each insured bank’s insurance assessment rate is then determined by the risk category in which it has been classified by the FDIC.

Banking regulations restrict the amount of dividends that a bank may pay to its stockholders. Thus, the Company’s ability to pay dividends to its shareholders will be limited by statutory and regulatory restrictions. Illinois’ banking laws restrict the payment of cash dividends by a state bank by providing, subject to certain exceptions, that dividends may be paid only out of net profits then on hand after deducting its losses and bad debts. Federal law generally prohibits a bank from making any capital distribution (including payment of a dividend) or paying any management fee to its parent company if the depository institution would thereafter be undercapitalized.

The Federal Deposit Insurance Corporation (FDIC) may prevent an insured bank from paying dividends if the Bank is in default of payment of any assessment due to the FDIC. In addition, the FDIC may prohibit the payment of dividends by a bank, if such payment is determined, by reason of the financial conditions of the bank, to be an unsafe and unsound banking practice.

For additional information on the lender covenants that potentially restrict the declaration of dividends, see the discussion under Part II, Item 7, Note 8.

THE COMPANY’S BANKING SUBSIDIARY

The Bank is regulated by the FDIC, as its primary federal regulator. The Bank is subject to the provisions of the Federal Deposit Insurance Act and examination by the FDIC. As an Illinois state–chartered bank, the Bank is also subject to examination by the Illinois Department of Financial and Professional Regulation . The examinations by the various regulatory authorities are designed for the protection of bank depositors and the solvency of the FDIC Bank Insurance Fund.

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

CAPITAL REQUIREMENTS

The Federal Reserve Board and the FDIC have established guidelines for risk-based capital of bank holding companies and banks. These guidelines establish a risk adjusted ratio relating total capital to risk-weighted assets and off-balance sheet exposures. These capital guidelines primarily define the components of capital, categorize assets into different risk classes, and include certain off-balance sheet items in the calculation of capital requirements. Generally, Tier 1 capital consists of shareholders’ equity less intangible assets and unrealized gain or loss on securities available for sale, and Tier 2 capital consists of Tier 1 capital plus qualifying loan loss reserves.

The Improvement ct of 1991 established a system of prompt corrective action to resolve the problems of undercapitalized depository institutions. Under this system, federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The federal banking agencies have also specified by regulation the relevant capital levels for each of the categories. Each depository institution is placed within one of these categories and is subject to differential regulation corresponding to the capital category within which it falls.

Federal banking regulators are required to take specified mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. An institution in any of the undercapitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. An undercapitalized institution is also generally prohibited from paying any dividends, increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval.

Failure to meet capital guidelines could subject a bank or a bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.

The capital ratios of the Company and the Bank exceed the regulatory guidelines for well-capitalized institutions, and in conjunction with regulatory ratings, have qualified the bank for the lowest FDIC insurance rate available to insured financial institutions.

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

FINANCIAL MODERNIZATION LEGISLATION

In March of 2002, the Gramm-Leach Bliley Act of 1999 (the GLB Act) was enacted. The GLB Act is a sweeping piece of financial services reform legislation that for the first time will permits commercial banks to affiliate with investment banks and insurance companies through a holding company structure and will greatly expand the range of activities in which bank affiliates and subsidiaries may engage. The GLB Act repeals key provisions of the Glass-Steagall Act of 1933 that previously prohibited banks from affiliating with entities engaged principally in securities underwriting activities and overrides those state laws that prohibit affiliations of banks and insurance companies or either discriminate against or have a substantially adverse effect on banks selling insurance.

The GLB Act amends the BHC Act to authorize new “financial holding companies” (“FHCs”). Under the FHC provisions of the GLB Act, a BHC can qualify to become an FHC if all of its bank and thrift subsidiaries are well capitalized and well managed and have a CRA rating of “satisfactory” or better. Once a BHC becomes an FHC, it is permitted to conduct any securities, insurance and merchant banking activities, as well as any other activities that are “financial in nature” or incidental or complementary to a financial activity, such as developing financial software, hosting Internet web sites relating to financial matters and operating a travel agency. Under the regulatory structure prescribed by the GLB Act, the Federal Reserve will act as the “umbrella regulator” for the FHC, with each FHC subsidiary subject to supervision and regulation by its own functional regulator or agency. The Company does not currently have plans to become a FHC.

The GLB Act also gives banks the option of conducting certain newly permitted financial activities in a subsidiary rather than using an FHC. Banks that satisfy the well capitalized well managed and CRA requirements applicable to FHCs will be able to establish “financial subsidiaries” that are permitted to conduct all financial activities as agency and some financial activities as principal such as securities underwriting. The main activities in which financial subsidiaries are prohibited from engaging are insurance underwriting, real estate development and, at least for the next five years, merchant banking.

In addition to enabling banks and their holding companies to conduct a wide range of financial activities, the GLB Act also contains a number of privacy requirements with which banks and other financial institutions must comply. Under the GLB Act, all financial institutions must adopt a privacy policy and make its policy known to those who become new customers and provide annual disclosure of its policy to all of its customers. They must also give their customers the right to “opt out” whenever they want to disclose nonpublic customer information to non-affiliates. An exception to this opt out requirement is made where the third party is performing services on behalf of the financial institution or pursuant to a joint agreement. Financial institutions are also required to take such steps as are necessary to insure the security and confidentiality of customer records and information and to protect against unauthorized access to or use of such records or information.

SECURITIES AND EXCHANGE COMMISSION REGULATIONS

Sarbanes Oxley Act. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the “S-O Act”) implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of the Public Company Accounting Oversight Board which is charged with the enforcement of auditing, quality control and independence standards, and is funded by fees from all publicly traded companies, the law restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any permissible non-audit services being provided to an audit client require pre-approval by a company’s audit committee members. In addition, the audit partners must be rotated. Chief executive officers and chief financial officers, or their equivalent, are required to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (“SEC”), subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the S-O Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself. Longer prison terms and increased penalties will be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives are restricted.

The S-O Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with a company’s “registered public accounting firm” (“RPAF”). Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is an “audit committee financial expert” and if not, why not. Under the S-O Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, general accounting officer, or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The S-O Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate, or mislead any independent public or certified accountant engaged in the audit of a company’s financial statements for the purpose of rendering the financial statement’s materially misleading.

CONSUMER PROTECTION LAWS

The Company’s business includes making a variety of types of loans to individuals. In making these loans, we are subject to State usury and regulatory laws and to various federal statutes, including the privacy of consumer information provisions of the Graham-Leach-Bliley Act and regulations promulgated thereunder, the Equal Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures

Act, and the Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage servicing activities of the Company, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. In receiving deposits, the Company is subject to extensive regulation under state and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, the USA Patriot Act of 2001, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon the Company and its directors and officers.

USA PATRIOT ACT

As part of the USA Patriot Act of 2001, signed into law on October 26, 2001, Congress adopted the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001 (the “Act”). The Act authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to financial institutions such as banks, bank holding companies, broker-dealers and insurance companies. Among its other provisions, the Act requires financial institutions: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private banking accounts and correspondent accounts maintained for non-United States persons or their representatives; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign shell bank that does not have a physical presence in any country. In addition, the Act expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.

Treasury regulations implementing the due diligence requirements were issued in 2002. These regulations require minimum standards to verify customer identity, encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, prohibited the anonymous use of “concentration accounts,” and require all covered financial institutions to have in place an anti-money laundering compliance program

The Act also amended the Bank Holding Company Act and the Bank Merger Act to require federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under these Acts.

EMPLOYEES

As of December 31, 2004, the Company and its subsidiaries had a total of 61 full-time equivalent employees. This compares to 59 full-time equivalents as of December 31, 2003. None of these employees are subject to a collective bargaining agreement.

LENDING ACTIVITIES

General

The Bank’s loan portfolio is comprised primarily of real-estate mortgage loans, which includes loans secured by residential, multi-family and nonresidential properties. The Bank originates loans on real estate generally located in the Bank’s primary lending area in central DuPage County, Illinois. In addition to portfolio mortgages, the Bank routinely originates and sells residential mortgage loans and servicing rights for other investors in the secondary market. The Bank services all of its portfolio loans and the Bank has not purchased mortgage servicing rights.

Residential Lending - One-to-Four Family

The Bank, in 1999, established a dedicated secondary mortgage department to assist local residents in obtaining mortgages with reasonable terms, conditions, and rates. The Bank offers various fixed and adjustable rate one-to-four family residential loan products the majority of which are sold along with servicing rights to a variety of investors in the secondary market. Interest rates are essentially dictated by the Bank’s investors and origination fees on secondary mortgage loans are priced to provide a reasonable profit margin and are dictated to a degree by regional competition.

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

In addition to loans originated for the secondary market, the Bank has portfolio loans secured by 1 – 4 family residential real estate that total approximately $25.0 million or 15.1% of the Bank’s total loan portfolio as of December 31, 2004.

Commercial Real Estate Lending

Loans secured by commercial real estate totaled approximately $74.8 million, or 44.9% of the Bank’s total loan portfolio, at December 31, 2004. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the property. Such appraised value is generally determined by independent appraisers previously approved by the Board of Directors of the Bank.

The Bank’s commercial real estate loans are permanent portfolio loans secured by improved property such as office buildings, retail stores, warehouses, churches, and other non-residential buildings. Of the commercial real estate loans outstanding at December 31, 2004, most are located within 10 miles of the Bank’s offices in Wheaton and Glen Ellyn and were made to local customers of the Bank. In addition, borrowers generally must personally guarantee loans secured by commercial real estate. Commercial real estate loans generally have a 10 to 25 year amortization period and are made at rates based upon competitive local market rates, specific loan risk, and structure usage and type. Such loans generally have a five-year maturity.

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

Construction Lending

The Bank is actively engaged in construction lending. Such activity is generally limited to individual new residential home construction, residential home additions, and new commercial buildings. Currently, the majority of the Bank’s new construction activity is in new residential construction.

At December 31, 2004, the Bank had $9.6 million in construction loans outstanding or 5.8% of the loan portfolio of the Bank. The Bank presently charges both fixed and variable interest rates on construction and end loans. Loans, with proper credit, may be made for up to 80% of the anticipated value of the property upon completion. Funds are usually disbursed based upon percentage of completion generally verified by an on-site inspection by bank personnel and generally through a local title company construction escrow account.

Consumer Lending

As community-oriented lenders, the Bank offers consumer loans for any worthwhile purpose. Although the Bank offers signature unsecured loans, consumer loans are generally secured by automobiles, boats, mobile homes, stocks, bonds, and other personal property. Consumer loans totaled $2.0 million or 1.2% of the total loan portfolio of the Bank at December 31, 2004. Consumer loans generally have higher yields than residential mortgage loans since they involve a higher credit risk and smaller volumes with which to cover basic costs.

Home Equity Lending

Home equity loans are generally made not to exceed 80% of the first and second combined mortgage loan to value. These loans, for the most part are revolving credit lines with minimum payment structure of interest only and a five-year term. The interest rate on these lines of credit adjusts at a rate based on the prime rate of interest. Additionally, the Bank offers five-year amortizing fixed rate home equity balloon loans for those who desire to limit interest rate risk. At December 31, 2004, the outstanding home equity loan balance was $28.8 million or 17.3% of the total loan portfolio of the Bank.

Commercial Lending

The Bank actively engages in general commercial lending within its market area. These loans are primarily revolving working capital lines, inventory loans, and equipment loans. The commercial loans are based on generally serving the needs of small businesses in the Bank’s market area while limiting the Bank’s business risks to reasonable bank lending standards. Commercial loans are made with both fixed and adjustable rates and are generally secured by equipment, accounts receivable, inventory, and other assets of the business. Personal guarantees generally support these credit facilities. The Bank also provides commercial and standby letters of credit to assist small businesses in their financing of special purchasing or bonding needs. Standby letters of credit outstanding at year end totaled $599,780. Commercial loans totaled approximately $26.3 million or 15.9% of the Bank’s total loan portfolio at December 31, 2004.

ITEM 2. PROPERTIES

The following table sets forth information related to the Company’s properties utilized in the Company’s business. These properties are suitable and adequate for the Company’s business needs.

Entity	Description	Address	City/State	Approximate Square Feet	Owned/ Leased
Community Bank-Wheaton/Glen Ellyn	Main office	357 Roosevelt Road	Glen Ellyn, IL	10,000	Owned

Community Bank-Wheaton/Glen Ellyn	Wheaton office	100 N. Wheaton Ave.	Wheaton, IL	12,500	Owned

Community Bank-Wheaton/Glen Ellyn	County Farm office	370 S. County Farm Rd.	Wheaton, IL	7,000	Owned

In 2001, the Company purchased a commercial office building in Glen Ellyn, Illinois from a partnership comprised of all of the directors of the Company. This site, which is currently leased to a third party, is adjacent to the Company’s office in Glen Ellyn, Illinois and can be used for future expansion or parking. The Company considers the conditions of its properties to be generally good and adequate for the current needs of the Company and its subsidiaries. None of the properties owned by the Company are subject to mortgages or liens. Information regarding the Bank’s investments in real estate mortgages can be found above under the “Lending Activities” caption of “Item 1-Business” of this report.

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor the Bank is a party to, and none of their property is subject to, any material legal proceedings at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As of April 1, 2005 the Company’s stock was held by approximately 500 shareholders. No established public trading market exists for selling the Company’s stock. The formation of the Company and the exchange of the Company’s stock for the Bank’s stock was completed in December 2000. Consequently, the Company’s stock was not traded prior to December 2000.

It has been a policy of the Company to pay only small to moderate dividends so as to retain earnings to support growth. Dividends for 2004 were $130,000 or 5.7% of after tax earnings. In 2003, dividends of $95,000 represented 4.9% of earnings. Dividends are paid quarterly.

The following table presents information relating to the Company’s purchases of its common stock during 2004, as follows;

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under the Plans or Programs
January 1-31, 2004	1,210	39.00	0	0
February 1-28, 2004	0	0	0	0
March 1-31, 2004	0	0	0	0
April 1-30, 2004	0	0	0	0
May 1-31, 2004	0	0	0	0
June 1-30, 2004	0	0	0	0
July 1-31, 2004	0	0	0	0
August 1-31, 2004	0	0	0	0
September 1-30, 2004	0	0	0	0
October 1-31, 2004	0	0	0	0
November 1-30, 2004	0	0	0	0
December 1-31,2004	0	0	0	0

COMMON STOCK PRICE AND DIVIDEND HISTORY

	High	Low	Dividend (per share)
2004
First Quarter	$39.00	37.00	$0.04
Second Quarter	40.00	39.00	0.05
Third Quarter	40.00	40.00	0.05
Fourth Quarter	43.00	40.00	0.05

2003
First Quarter	$35.00	35.00	$0.03
Second Quarter	35.00	35.00	0.03
Third Quarter	37.00	35.00	0.04
Fourth Quarter	37.00	37.00	0.04

ITEM 6. SELECTED FINANCIAL DATA

The following is a summary of certain consolidated financial information relating to the Company as of December 31 of each year shown. The summary has been derived in part from, and should be read in conjunction with, the Company’s Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

(Dollar amounts in thousands, except per share data)
	2004	2003	2002	2001	2000
Statement of Income
Interest income	$11,500	$10,850	$11,011	$11,458	$11,025
Interest expense	2,648	3,107	3,558	5,422	5,372

Net interest income	8,852	7,743	7,453	6,036	5,653
Provision for loan losses	(50)	(30)	(1,544)	(393)	(365)
Non-interest income	1,191	1,349	1,266	1,010	546
Non-interest expense	(6,629)	(6,122)	(5,335)	(4,690)	(4,149)

Income before income taxes	3,364	2,940	1,840	1,963	1,685
Income tax expense	1,073	995	632	615	601

Net income	$2,291	$1,945	$1,208	$1,348	$1,084

Balance sheet - year-end balances
Total assets	$239,395	$234,547	$203,806	$182,286	$167,913
Securities	40,710	54,592	25,604	21,420	40,536
Loans, net	165,056	149,037	143,307	131,066	112,324
Deposits	211,373	212,778	184,314	165,815	139,359
Subordinated debentures	3,609	3,609	3,609	—	—
Stockholders’ equity	16,723	14,755	13,036	11,601	10,131

Balance sheet - average balances
Total assets	$234,974	$222,063	$190,536	$168,266	$148,857
Securities	43,931	41,560	22,000	24,668	37,028
Loans, net	158,568	140,452	142,071	121,781	100,084
Deposits	210,862	201,409	171,864	150,174	127,137
Federal Home Loan Bank advances	2,829	2,000	2,303	4,341	9,880
Subordinated debentures	3,500	3,500	1,812	—	—
Stockholders’ equity	15,955	14,124	12,629	10,912	9,252

Per share data
Basic earnings per share	$3.36	$2.85	$1.77	$1.99	$1.60
Diluted earnings per share	3.34	2.83	1.76	1.97	1.59
Cash dividends per share	0.19	0.14	0.12	0.10	0.10
Book value per share at year end	24.48	21.61	19.15	17.05	14.96

Cash dividends and average shares outstanding
Cash dividends	$130	$95	$82	$68	$68
Weighted average common shares outstanding	682,002	682,611	680,894	678,965	677,084

Selected financial ratios
Average loans to average deposits	74.42%	69.73%	82.67%	81.09%	78.72%
Average equity to average assets	6.72%	6.08%	6.63%	6.49%	6.22%
Return on average assets	0.98%	0.85%	.63%	0.80%	0.73%
Return on average equity	14.51%	14.13%	9.57%	12.35%	11.72%
Net interest margin (1)	4.02%	3.75%	4.12%	3.85%	4.08%
Dividend payout ratio (2)	5.67%	4.88%	6.79%	5.04%	6.27%

(1)	Net interest income divided by average interest-earning assets
(2)	Cash dividends per share divided by net income per share.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All table dollar amounts in Item 7 are in thousands, except share data)

The following presents management’s discussion and analysis of the results of operations and financial condition of Community Financial Shares, Inc. as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto and other financial data appearing elsewhere in this document.

The statements contained in this management’s discussion and analysis that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiary bank include, but are not limited to, changes in: interest rates; general economic conditions; legislation; regulations; monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company’s market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

OVERVIEW

The Company is a bank holding company. Through its wholly-owned subsidiary bank, Community Bank–Wheaton/Glen Ellyn, the Company provides financial and other banking services to customers located primarily in Wheaton and Glen Ellyn and surrounding communities in DuPage County, Illinois. The Company was formed in July 2000 for the purpose of providing financial flexibility as a holding company for the Bank.

The Bank was established as a state-chartered federally insured commercial bank on March 1, 1994 and opened for business November 21, 1994 on Roosevelt Road in Glen Ellyn. The Bank opened a second location in downtown Wheaton on November 21, 1998. A third location was recently opened on County Farm Road in Wheaton on March 24, 2005.

This management discussion and analysis has been prepared as if the Company had always owned all of the Bank’s stock.

FINANCIAL CONDITION

AVERAGE ASSETS AND LIABILITIES

Since its opening, the Bank has experienced consistent growth in deposits, earning assets, and total assets. Over the period from 2000 through 2004, total assets have grown by 57.9% or an annual average of 14.5%. Despite this rapid growth over the last four years, the rate of growth has begun to slow down as witnessed by the 3.7% increase in 2004 from 2003. Economic and demographic factors continued to be generally positive in the Company’s market area in 2004, but the local competition continues to increase at a high rate making growth increasingly harder to achieve. Despite the lack of asset growth, the company experienced a substantial increase in loan demand reflected in a 11.7% increase over 2003. Average annual loan growth since 2000 of 14.2% has proved to be beneficial to the company’s financial performance. The corresponding average annual growth in deposits of 16.5% has provided a ready means by which to fund the growth in loans.

Total average assets for the year ending December 31, 2004 were $235 million. Average earning assets in 2004 were $220 million, an increase of $14 million, or 6.8%, over 2003. The average earning asset growth in 2004 is primarily due to an increase of $18 million in the loan portfolio, a 13% increase over 2003. This significant loan growth was partially funded by an increase in average deposits which have grown by $39 million since 2003. During the same period Security investments have grown by $15 million.

In 2004 deposit growth occurred in every category with the exception of savings deposits with the largest dollar growth occurring in money market accounts which grew by $6 million on average. This is a continuation from the previous year when money market balances grew by $27 million. The Company believes that the continued increase in average money market deposits, an 82% increase over 2002, was a continued reflection of declining customer confidence in the stock market and the relatively low market rates being paid on time deposits. Also important in deposit growth was a $4 million increase in demand deposits which ended 2004 at $28 million. The growth in demand deposits has been a contributing factor in the company’s efforts to maintain a lower cost of funding. Overall deposit trends continue to reflect the competitive marketplace surrounding the company’s facilities as well as the continued customer desire to remain liquid.

Average interest-bearing liabilities for 2004 were $189 million, an increase of 3.8% over 2003. Advances from the FHLB continued to play a minor role in funding, increasing to $3 million from $2 million over the same period. The $3.5 million in subordinated debentures issued in 2002 remain on the books as an alternative funding source. The issuance of subordinated debentures is described more fully in the Company’s quarterly report on Form 10-QSB filed with the Securities Exchange Commission on August 14, 2002.

AVERAGE CONSOLIDATED BALANCE SHEETS

The following table sets forth certain information relating to the Company’s average balance sheets and reflects the yield on average earning assets and cost of average interest-bearing liabilities for the years indicated. Such yields and costs are derived by dividing interest income or expense by the average balance of assets or liabilities. The average balance sheet amounts for loans include balances for nonperforming loans.

	2004		2003		2002
	Average Balance	Yield/ Rate (%)	Average Balance	Yield/ Rate (%)	Average Balance	Yield/ Rate (%)
Interest-earning assets:
Federal funds sold	$2,596	1.15%	$13,756	0.99%	$6,486	1.45%
Taxable securities	33,367	3.09%	31,359	2.98%	13,863	4.99%
Tax-exempt securities	10,564	4.21%	10,201	4.32%	8,137	4.71%
Loans	158,568	5.69%	140,452	6.10%	142,071	6.60%
Interest-bearing deposits	5,139	1.38%	1,406	0.95%	0	0.00%
FHLB stock	9,886	7.62%	9,290	6.18%	8,751	5.27%

Total interest-earning assets	220,120	5.16%	206,464	5.17%	179,308	6.14%

Non-interest-earning assets:
Cash and due from banks	5,641		6,525		5,757
Premises and equipment	7,363		6,408		5,535
Allowance for loan losses	(1,646)		(1,671)		(1,493)
Other assets	3,496		4,337		1,429

Total non-interest-earning assets	14,854		15,599		11,228

Total assets	$234,974		$222,063		$190,536

Interest-bearing liabilities:
Deposits
NOW	$31,518	0.35%	$29,672	0.65%	$26,278.97%
Savings	38,217	0.55%	41,774	0.90%	40,710	1.45%
Money market	74,216	1.44%	67,906	1.86%	40,691	2.49%
Time	39.090	2.46%	37,622	2.72%	41,851	3.44%
FHLB advances	2,829	3.46%	2,000	3.75%	2,303	5.08%
Federal funds purchased and repurchase agreements	17	1.82%	22	2.27%	90	2.22%
Notes payable	0	0.00%	0	0.00%	989	4.25%
Subordinated debentures	3,500	5.16%	3,500	4.88%	1,812	5.46%

Total interest-bearing Liabilities	189,387	1.39%	182,496	1.70%	154,724	2.30%

Non-interest-bearing liabilities:
Demand deposits	28,378		24,435		22,334
Other liabilities	1,254		1,008		849
Stockholders’ equity	15,955		14,124		12,629

Total liability and stockholders’ equity	$234,974		$222,063		$190,536

Net interest spread		3.77%		3.47%		3.84%

Net interest income to average interest-earning assets		4.02%		3.75%		4.12%

SECURITIES

The Company’s securities portfolio can be divided into five categories of debt instruments, as shown below. The securities portfolio is managed to provide liquidity and earnings in various interest rate cycles. The carrying value of these securities is detailed below.

	2004	2003	2002
U.S. Treasury Bills	$0	$4,994	$1,993
U.S. Government Agencies	11,995	16,144	8,258
Mortgage-backed Securities	17,156	20,228	3,997
States and Political Subdivisions	10,309	11,728	8,935
SBA Guaranteed Pool	1,250	1,498	1,723

Total Investment Securities	$40,710	$54,592	$24,906

The following table shows the weighted average yield for each security group by term to maturity as of December 31, 2004.

Security Type

	Less than 1 year	Yield	1 to 5 years	Yield	5 to 10 years	Yield	Over 10 years	Yield
U.S. Treasury Bills	$0	0.0%	$0	0.0%	$0	0.0%	$0	0.0%
U.S. Government Agencies	1,524	1.45%	6,522	3.84%	2,978	5.48%	970	5.26%
Mortgage-Backed Securities	3,610	2.70%	9,986	3.22%	2,631	3.38%	930	3.74%
States and Political Subdivisions[1]	995	4.64%	2,052	4.47%	4,219	7.06%	3,043	7.47%
SBA Guaranteed Pool	145	0.0%	250	3.40%	307	3.95%	548	4.01%
Total Investment Securities	$6,274	2.64%	18,811	3.58%	10,135	5.55%	5,491	6.10%

[1]	Fully taxable equivalent

At December 31, 2004, the Company did not own any security of any one issuer where the aggregate carrying value of such securities exceeded 10 percent of the Company’s stockholder’s equity, except for certain debt securities of the U.S. Government and U.S. Government Agencies and Corporations.

LOANS

Loans represent the principal source of revenue for the Company. Risk is controlled through loan portfolio diversification and the avoidance of credit concentrations. Loans are made primarily within the Company’s geographic market area. The loan portfolio is distributed among general business loans, commercial real estate, residential real estate, and consumer installment loans. The Company has no foreign loans, no highly leveraged transactions, and no syndicated purchase participations.

The Company’s loan portfolio by major category as of December 31 for each of the past five years is shown below.

	2004	2003	2002	2001	2000
Real estate
Commercial	$74,769	$65,514	$59,206	$46,638	$36,177
Construction	9,580	10,530	7,295	9,284	5,521
Residential	24,962	17,799	10,964	16,208	21,242
Home Equity	28,790	28,612	29,261	24,087	20,916

Total real estate	138,101	122,455	106,726	96,217	83,856
Commercial	26,309	25,988	35,839	32,551	26,260
Consumer	1,991	2,239	2,470	3,425	3,221

Total loans	166,401	150,679	145,035	132,193	113,337
Deferred loan costs, net	22	34	29	13	20
Allowance for loan losses	(1,367)	(1,676)	(1,757)	(1,140)	(1,033)

Loans, net	$165,056	$149,037	$143,307	$131,066	$112,324

LOAN MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES (IN $000)

The following table shows the amount of total loans outstanding as of December 31,2004 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

	Maturing
	Within one Year	After one but Within Five years	After five Years	Total
Commercial	$19,329	6,980		26,309
Real Estate	30,384	107,341	398	138,123
Consumer	1,237	754		1,991

Totals	$50,950	115,075	398	166,423

Below is a schedule of the loan amounts maturing or repricing and are classified according to their sensitivity to changes in interest rates.

	Interest Sensitivity (in thousands of dollars)
	Fixed Rate	Variable Rate	Total
Due within three months	$5,376	9,582	14,958
Due after three months within 1 year	9,747	26,284	36,031
Due after one but within five years	75,736	39,300	115,036
Due after five years		398	398

Total	$90,859	75,564	166,423

DEPOSITS

The following table shows the maturity schedule for the Company’s time deposits of $100,000 or more as of December 31, 2004 and December 31, 2003.

	2004	2003
Three months or less	$3,788	2,174
Three months through six months	2,444	3,402
Six months through twelve months	5,725	4,475
Over twelve months	5,812	5,427

	$17,769	$15,478

CAPITAL

For the purposes of measuring capital adequacy, the federal banking regulators have set parameters around which to measure capital in relation to assets. Approvals of new activities, the amount of FDIC insurance premiums, and general capital supervision are based on these ratios.

Management’s continuing goal is to maintain Bank capital at “well capitalized” levels under all three of the prompt corrective action regulatory capital measures.

The Company issued $3.5 million in variable-rate subordinated debentures at the 3-month LIBOR plus 3.45%. As of December 31, 2004, all $3,500,000 of these proceeds qualified as Tier 1 capital.

The transaction described above, in addition to retained earnings, allowed the Bank to be categorized as well capitalized under all three of the banking regulators’ prompt corrective action criteria at December 31, 2004 and 2003.

SHAREHOLDERS’ EQUITY

The Company’s shareholders’ equity increased $1,968,000, or 13.3%, from December 31, 2003 to December 31, 2004. Earnings of $2,291,000 were the primary source of this growth. This follows the trend form the previous period when the Company’s shareholder equity grew by 11.8% also due to earnings of $1,945,000 during 2003.

The accumulated other comprehensive income, net of deferred taxes, decreased $165,000 at December 31, 2004. This decrease was primarily due to the increase in interest rates in 2004, which had a negative impact on securities market values. Dividends of approximately $130,000 representing $0.19 per share were paid to shareholders during 2004 representing an increase over 2003 total dividends of $95,000 and $0.14 per share.

Shareholders’ equity (book value) per share increased from $21.61 at December 31, 2003 to $24.48 per share at year-end 2004, a 13.3% increase. Over the period from December 31, 2002 to December 31, 2003 a similar increase in book value of 12.8% occurred. Book value as of December 2004 of $24.48 represents an increase of 63.6% from December 2000’s value of $14.96 per share.

RESULTS OF OPERATIONS

OVERVIEW

For the year ended December 31, 2004, the Company earned $2,291,000 or $3.34 per diluted share, compared to $1,945,000 or $2.83 per share in 2003. This represents a 17.79% increase in net income over 2003. Comparing 2003 results to the prior period shows an increase in earnings of 61.0% or $1.07 per diluted share. Overall earnings have more than doubled from 2000 increasing from $1.60 per share to $3.34 per share. The earnings increase in 2004 was primarily due to improvements in net interest income which increased by $1,109,000 from $7,743,000 in 2003. The increase in net interest income was partially offset by an 8.2 % increase in non-interest expenses ending at $6,629,000 and a decline of 12.2% in non-interest income which finished at $1,191,000.

SIGNIFICANT RATIOS

Following are a number of significant ratios and other information generally used to examine performance of banks and bank holding companies. The consolidated ratios for the Company follow:

	2004	2003	2002
Return on average assets (1)	0.98%	0.85%	0.63%
Return on average equity (2)	14.51%	14.13%	9.57%
Net loan growth (3)	10.75%	4.00%	9.34%
Deposit growth (3)	4.69%	15.44%	11.16%
Net interest spread (4)	3.77%	3.47%	3.84%
Efficiency ratio (5)	66.01%	67.36%	61.19%

(1)	Net income divided by average total assets
(2)	Net income divided by average stockholders’ equity
(3)	Based on 2004, 2003 and 2002 year-end totals
(4)	Yield on total average interest-earning assets minus the rate on total interest-bearing liabilities
(5)	Total noninterest expense divided by the sum of net interest income and noninterest income (excluding gains and losses on sales of securities and other real estate)

Explanations for increased earnings, as well as other significant changes in income and expense, are summarized below.

NET INTEREST INCOME

Net interest income, the difference between total interest earned on earning assets and total interest expense on interest-bearing liabilities, is the Company’s principal source of income. Net interest income is influenced by changes in the volume and yield on earning assets as well as changes in the volume and rates paid on interest-bearing liabilities. The Company attempts to favorably impact net interest income through investment decisions and monitoring interest rates offered to customers, including both loan and deposit products.

Net interest income in 2004 was $8.9 million, compared to $7.7 million in 2003 and $7.5 million in 2002. The Company’s net interest income expressed as a percentage of average interest-earning assets (net interest margin) was 4.02% in 2004 compared to 3.75% in 2003 and 4.12% in 2002. The $1,109,000 increase in net interest income in 2004 resulted from favorable changes in interest-earning asset and interest-bearing liability volumes of $1,035,000 and favorable rate variances of $74,000. The $290,000 increase in 2003 from 2002 resulted from favorable changes in interest-earning asset and interest-bearing liability volumes of $298,000 and unfavorable rate variances of $8,000

Growth in average loans, the Company’s highest yielding assets, was 12.9% in 2004. The yield on loans declined to 5.69% in 2004 compared to 6.10% in 2003 which in turn represented a decline from 2002 yield of 6.60%. The steady decline in yield on loans is reflective of the general declines in interest rates over the same period. The yield on total earning assets was 5.16% in 2004 and 5.17% in 2003. Growth in average earning assets of 6.6% helped to offset the lower yields earned on those assets which resulted in increased interest income of $650 thousand.

Despite growth in all categories of interest bearing deposits except savings deposits, the significant decline in interest rates and a continued limited reliance upon FHLB advances as a funding source reduced the cost of total interest bearing liabilities in 2004. The rate on total interest-bearing liabilities decreased 31 basis points to 1.39%.from 1.70% in 2003. This continued the downward trend established in 2003 when the rate on interest bearing liabilities fell 60 basis points from 2.30% in 2002. Total interest expense decreased 14.8% from 2003 to 2004 and by 12.7% from 2002 to 2003.

The average national prime rate was approximately 4.34% in 2004 and 4.12% in 2003. During a year of continued interest rate increases, the Company was able to increase its net interest spread to 3.77% in 2004 compared to 3.47% in 2003. Net interest spread is defined as the yield on total interest-earning assets minus the rate on total interest-bearing liabilities. The Company maintained the ratio of average earning assets to average interest-bearing liabilities relatively stable for 2004, 2003 and 2002 respectively.

The following table allocates changes in interest income and interest expense in 2004 compared to 2003 and in 2003 compared to 2002 between amounts attributable to changes in rate and changes in volume for the various categories of interest-earning assets and interest-bearing liabilities. The changes in interest income and interest expense due to both volume and rate have been allocated proportionally.

	2004 Compared to 2003			2003 Compared to 2002
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
Interest Earning Assets:
Federal Funds Sold	$20	(126)	(106)	(37)	79	42
Taxable securities	21	97	118	(315)	556	241
Tax exempt securities	(10)	15	5	(95)	152	57
Loans receivable	(556)	972	416	(630)	3	(627)
FHLB stock	15	208	223	20	106	126

Total interest-earning assets	(510)	1,166	656	(1,057)	896	(161)

Interest-bearing liabilities
Deposits	(592)	95	(497)	(988)	532	(456)
FHLB Advances	(9)	36	27	(22)	0	(22)
Subordinated Debentures	17	0	17	(39)	66	27

Total int.-bearing liabilities	(584)	131	(453)	(1,049)	598	(451)

Change in net interest income	$74	1,035	1,109	(8)	298	290

PROVISION FOR LOAN LOSSES

The provision for loan losses is determined by management through a quarterly evaluation of the adequacy of the allowance for loan losses. This evaluation takes various factors into consideration. The provision is based on management’s judgment of the amount necessary to maintain the allowance for loan losses at an adequate level for probable incurred credit losses. In determining the provision for loan losses, management considers the Company’s consistent loan growth and the amount of net charge-offs each year. Other factors, such as changes in the loan portfolio mix, delinquency trends, current economic conditions and trends, reviews of larger loans and known problem credits and the results of independent loan review and regulatory examinations are also considered by management in assessing the adequacy of the allowance for loan losses.

The allowance for loan losses was $1.4 million, representing 0.83% of total loans, as of December 31, 2004, compared to an allowance of $1.7 million or 1.18% of total loans at year-end 2003.

One measurement used by management in assessing the risk inherent in the loan portfolio is the level of nonperforming loans. Nonperforming loans are comprised of nonaccrual loans and other loans 90 days or more past due. Nonperforming loans and other assets were as follows at year end.

NON-PERFORMING ASSETS

	2004	2003	2002	2001	2000
Non-accrual loans	$21	727	2,925	660	331
Other loans 90 days past due	1,168	1,905	—	—	—

Total nonperforming loans	1,189	2,632	2,925	660	331
Other real estate	—	711	82	—	—

Total nonperforming assets	$1,189	3,343	3,007	660	331

Nonperforming loans to total loans	0.72%	1.75%	2.04%	0.50%	0.29%
Allowance for loan losses to nonperforming loans	114.97%	63.68%	60.07%	172.72%	312.08%
Total nonperforming assets to total stockholders’ equity	7.11%	22.66%	23.07%	5.69%	3.28%
Total nonperforming assets to total assets	0.50%	1.43%	1.48%	0.36%	0.20%

The provision for loan losses in 2004 was influenced by continued improvement in loan quality and the decline in nonperforming loans. Levels of nonperforming loans are considered manageable at year end 2004. Based on its analysis of the loan portfolio risks discussed above, including historical loss experience and levels of nonperforming loans, management believes that the allowance for loan losses is adequate at December 31, 2004.

The Company experienced a significant increase in nonperforming and charged off loans in 2002. In part, this was due to deteriorating economic conditions and the effect that has upon smaller businesses within the marketplace. The impact of the problems associated with these conditions carried over into 2003 and 2004 with $111,000 and $359,000 in net charge-offs respectively during those years. In response to the identified weaknesses in both process and customer base, management formed a credit quality committee in 2002 charged with monitoring problem credits and directing their resolution. The committee has been successful in identifying existing problem credits. The management of the Company is confident that any past problems created in the past through weaknesses in process have been identified and addressed. Non-performing loans as well as charge-off volumes will approximate industry averages going forward.

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided and future results could differ.

The allowance for loan losses is particularly subject to change as it is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, may be collectively evaluated for impairment.

Assets acquired through or instead of loan foreclosure such as other real estate are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

The following table details the component changes in the Company’s allowance for loan losses for each of the past five years:

	Amount as of December 31,
	2004	2003	2002	2001	2000
Total Loans at Year-end	$165,056	149,037	143,307	131,066	112,323
Average daily balances for loans for the year	158,568	140,452	140,578	120,702	99,249
Allowance for Credit losses at beginning of period	1,676	1,757	1,140	1,033	681

Loan charge-offs during the period
Commercial	(365)	(100)	(860)	(241)	0
Real Estate	(46)	0	(55)	0	0
Consumer	(73)	(16)	(19)	(45)	(13)

Total Charge-offs	(484)	(116)	(934)	(286)	(13)

Loan recoveries during the period
Commercial	108	3	4	0	0
Real Estate	0	0	0	0	0
Consumer	17	2	3	0	0

Total recoveries	125	5	7	0	0
Net recoveries (charge-offs)	(359)	(111)	(927)	(286)	(13)

Provision charged to expense	50	30	1,544	393	365

Allowance for credit losses at end of period	1,367	1,676	1,757	1,140	1,033

Ratio of net recoveries/(charge-offs) during the period to average loans outstanding	0.23%	0.08%	0.65%	0.23%	0.01%

Allowance for loan losses to loans outstanding at year- end	0.83%	1.18%	1.23%	0.87%	0.92%

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

Presented below is an analysis of the composition of the allowance for loan losses and percent of loans in each category to total loans:

	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Balance at December 31:
Commercial and industrial [1]	$1,066	21.6%	959	24.2%	1,050	24.7%
Real estate mortgage [2]	200	77.2	322	74.3	368	73.6
Individuals’ loans for household and other personal expenditures, including other loans	48	1.2	130	1.5	133	1.7
Unallocated	53		265		206

Totals	$1,367	100.0%	1,676	100.0%	1,757	100.0%

(1)	Category also includes the allowance for loan losses and percent of loans for lease financing, loans to financial institutions, tax-exempt loans, agricultural production financing and other loans to farmers and construction real estate loans.
(2)	Category includes the allowance for loan losses and percent of loans for commercial and farmland and residential real estate loans.

LOAN CONCENTRATION

At December 31, 2004, the Company did not have any concentration of loans exceeding 10 percent of total loans which are otherwise not disclosed. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

NONINTEREST INCOME

Noninterest income consists primarily of service charges on customer deposit accounts, mortgage loan origination fees, and other service charges and fees. Total noninterest income for 2004 decreased $158,000, or 11.7%, over the prior year. This decline erases the gain experienced in 2003 when noninterest income grew by $83,000, or 6.6% from 2002. Year 2004 noninterest income of $1,191,000 represented 13.5% of revenues, net of interest expense, compared to 17.4% in 2003 and 17.0% in 2002. The decline in the percentage of net revenue was primarily due to a decrease in mortgage origination fees and continued competitive pressure on service charge income.

Fees for originating mortgage loans for other investors were $243,000 in 2004, $434,000 in 2003 and $359,000 in 2002. Service charges on deposit accounts were $554,000, $575,000 and $610,000 in 2004, 2003 and 2002 respectively. The primary components of deposit service charges for both years were overdraft fees and service charges checking accounts. The decline in income illustrated can be partially attributed to the proliferation of free checking and increased competition.

NONINTEREST EXPENSE

Noninterest expense consists of compensation, occupancy and equipment expense, data processing and other costs such as advertising and professional fees. Total noninterest expense increased 8.2% in 2004 compared to a 14.8% increase in 2003. Significant factors affecting the expense increase are discussed below.

Salaries and employee benefits, which represent the largest component of noninterest expense, were $3,723,000 and $3,465,000 in 2004 and 2003, respectively. While Total Salaries increased by 6.9% in 2004, primarily attributable to increased staff, Employee Benefit expense has increased by 10.6% mostly due to the rising cost of health care.

The Company had 61 and 59 full-time equivalent employees at December 31, 2004 and 2003, respectively. Other factors affecting increased compensation costs in 2004 were inflation and merit pay increases, use of an employment agency, and rising health insurance costs.

Occupancy and equipment expense increased 13.1% in 2004. The increase is attributed to a 44.8% increase in Real Estate Taxes and expenses related to the Company’s commercial office property located adjacent to the Bank at 346 Taft. Anticipated future Rental income will assist in offsetting these expenses. Equipment depreciation costs decreased $65,000 in 2004. This decrease was due in part to a large amount of furniture and equipment purchased when the Bank’s main facility was opened in 1994 that was retired throughout 2004.

Data processing costs were $562,000 and $480,000 in 2004 and 2003, respectively. The increase in Data processing reflects rising costs due to increased volume in deposit and loan accounts and also the Company’s commitment to keep pace with technology. The cost associated with consumer and business Internet banking also is included in this expense category.

INCOME TAXES

Income tax expense increased $78,000 or 7.8% in 2004. Income tax expense was 32.3% and 34.2% of pre-tax income in 2004 and 2003, respectively.

ASSET/LIABILITY MANAGEMENT

The primary objectives of the Company’s asset/liability management policies are to:

a)	Manage and minimize interest rate risk;

b)	Manage the investment portfolio to maximize yield;

c)	Assess and monitor general risks of operations; and

d)	Maintain adequate liquidity to meet the withdrawal requirements of depositors and the financing needs of borrowers.

LIQUIDITY

The Company’s primary sources of funds are deposits, proceeds from principal and interest payments on loans, maturities of securities, federal funds sold, short-term investments, and advances from the Federal Home Loan Bank. While maturities and scheduled amortization of loans and securities are generally predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

The Company’s liquidity, represented by cash and cash equivalents, is generally a product of its operating, investing, and financing activities. Liquidity is monitored frequently by management and quarterly by the asset/liability management/investment committee and Board of Directors. This monitoring includes a review of net non-core funding dependency, loans to deposits, and short-term investments to total assets ratios, including trends in these ratios. Cash flows from general banking activities are reviewed for their ability to handle unusual liquidity needs. Management also reviews a liquidity/dependency report covering measurements of liquidity ratio, net potential liabilities, and dependency ratios.

Management expects ongoing operating activities to continue to be a primary source of cash flows for the Company. For example, cash flows from operating activities exceeded accrual basis net income by $851,000 in 2004. In addition, the Bank maintains open lines of credit for federal funds purchased, and secured borrowing facilities at the Federal Home Loan Bank of Chicago, Marshall & Isley Bank (M&I), and US Bank. Management is confident that the Bank has adequate liquidity for normal banking activities.

A primary investing activity of the Company is the origination of loans. Loans made to customers, net of principal collections, were $16.5 million in 2004 and $5.7 million in 2003. The Company’s strongest loan growth was in the commercial real estate category with an increase of $16.2 million. Total Consumer Loans including residential mortgages and Home Equity declined by $2.3 million over the same period.

Deposits decreased $1.4 million and grew by $29.5 million in 2004 and 2003, respectively. Despite competition for deposits from the many financial institutions in the Company’s market area, the Company attracted increased deposit growth in every category except savings and other time deposit accounts over this period. The decline in the rate of growth in 2004 is a reflection of the competition as well as the changing market dynamics.

During 2004, the Company renewed a $2.0 million fixed-rate advance with the Federal Home Loan Bank of Chicago and took out $4.0 million in additional advances with maturities ranging up to five years. The advances were taken to provide funding for future loan growth as well as to take advantage of current low market rates.

DIVIDENDS

It has been a policy of the Company to pay only small to moderate dividends so as to retain earnings to support growth. Dividends for 2004 were $130,000 or 5.67% of net income. In 2003, dividends of $95,000 represented 4.88% of earnings. Dividends are paid quarterly.

CONTRACTUAL OBLIGATIONS

The following tables disclose contractual obligations and commercial commitments of the Company as of December 31, 2004:

(Dollars in Thousands)	2005	2006	2007	2008	2009	2010 and after	Total
Federal Home Loan Bank
Advances	$0	2,000	2,000		2,000		$6,000
Subordinated debentures						3,609	3,609
Data Processing[1,2]	$536	442					978

Total	$536	2,442	2,000		2,000	3,609	$10,587

(1)	Estimated contract amount based on transaction volume. Actual expense was $484,000 and $437,000 in 2004 and 2003 respectively.
(2)	Contract expires September 31, 2006.

The Company’s purchase obligations have no material impact on its cash flow or liquidity and, accordingly, have not been included in the above table.

FORWARD-LOOKING STATEMENTS

Community Financial Shares, Inc. (“Company”) from time to time includes forward-looking statements in its oral and written communication. The Company may include forward-looking statements in filings with the Securities and Exchange Commission, such as Form 10-K and Form 10-Q, in other written materials and in oral statements made by senior management to analysts, investors, representatives of the media and others. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and the Company is including this statement for purposes of these safe harbor provisions. Forward-looking statements can often be identified by the use of words like “estimate,” “project,” “intend,” “anticipate,” “expect” and similar expressions. These forward-looking statements include:

•	statements of the Company’s goals, intentions and expectations;

•	statements regarding the Company’s business plan and growth strategies;

•	statements regarding the asset quality of the Company’s loan and investment portfolios; and

•	estimates of the Company’s risks and future costs and benefits.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors which could affect the actual outcome of future events;

•	fluctuations in market rates of interest and loan and deposit pricing, which could negatively affect the Company’s net interest margin, asset valuations and expense expectations;

•	adverse changes in the economy, which might affect the Company’s business prospects and could cause credit-related losses and expenses;

•	competitive factors in the banking industry, such as the trends towards consolidation in the Company’s market; and

•	changes in the banking legislation or the regulatory requirements of federal and state agencies applicable to bank holding companies and banks like the Company’s affiliate banks.

Because of these and other uncertainties, the Company’s actual future results may be materially different from the results indicated by these forward-looking statements. In addition the Company’s past results of operations do not necessarily indicate its future results.

CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles require management to apply significant judgment to certain accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply those principles where actual measurement is not possible or practical. For a complete discussion of the Company’s significant accounting policies, see the notes to the consolidated financial statements and discussion throughout this Annual Report. Below is a discussion of the Company’s critical accounting policies. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the Company’s financial statements. Management has reviewed the application of these policies with the Company’s Audit Committee.

Allowance for Loan Losses. The allowance for loan losses represents management’s estimate of probable losses inherent in the Company’s loan portfolio. In determining the appropriate amount of the allowance for loan losses, management makes numerous assumptions, estimates and assessments.

The Company’s strategy for credit risk management include conservative credit policies and underwriting criteria for all loans, as well as an overall credit limit for each customer significantly below legal lending limits. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit quality reviews and management reviews of large credit exposures and loans experiencing deterioration of credit quality.

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company. Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or fair value of the underlying collateral. The Company evaluates the collectibility of both principal and interest when assessing the need for a loss accrual.

Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

Homogenous loans, such as consumer installment and residential mortgage loans are not individually risk graded. Rather, credit scoring systems are used to assess credit risks. Reserves are established for each pool of loans using loss rates based on a five year average net charge-off history by loan category.

Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans,) changes in mix, asset quality trends, risk management and loan administration, changes in the internal lending policies and credit standards, collection practices and examination results from bank regulatory agencies and the Company’s internal loan review. An unallocated reserve, primarily based on the factors noted above, is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans. Allowances on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

The Company’s primary market areas for lending are north-central and east-central Indiana and Columbus, Ohio. When evaluating the adequacy of allowance, consideration is given to this regional geographic concentration and the closely associated effect changingh economic conditions have on the Company’s customers.

The Company has not substantively changed any aspect of its overall approach in the determination of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.

Valuation of Securities. The Company’s availability-for-sale security portfolio is reported at fair value. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s ability to hold the security to maturity. A decline in value that is considered to be other-than-temporary is recorded as a loss within other operating income in the consolidated statement of income.

ACCOUNTING MATTERS

On December 12, 2003, the American Institute of Certified Public Accountants issued Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3.) SOP 03-3 requires acquired Loans with poor credit quality to be recorded at fair value and prohibits carrying over or creation of valuation allowances in the initial accounting for the loans. SOP 03-3 also limits the yield that may be accreted to income. SOP 03-3 applies to the purchase of an individual loan, a pool of loans, a group of loans and loans acquired in a business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. SOP 03-3 is not expected to have a material impact on the Company’s results of operations or financial condition.

In March 2004, the Emerging Issues Task Force (EITF) finalized and issued EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1.) EITF 03-1 provides recognition and measurement guidance regarding when impairments of equity and debt securities are considered other-than-temporary, requiring a charge to earnings, and also requires additional annual disclosures for investments in unrealized loss positions. The additional annual disclosure requirements were previously issued by the EITF in November 2003 and were effective for the Company for the year ended December 31, 2003. In September 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) EITF 03-1-1, which delays the recognition and measurement provisions of EITF 03-1, pending the issuance of further implementation guidance. We are currently evaluating the effects of the recognition and measurement provisions of EITF 03-1. While our analysis is pending the FASB’s revisions to EITF 03-1, we currently believe the adoption of EITF 03-1 will not result in a material impact on the Company’s results of operations or financial condition.

In December, 2004, FASB issued an amendment to SFAS 123 (SFAS 123R,) which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value-based method. SFAS 123R will be effective for the Company beginning January 1, 2006. SFAS123R applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date.

As of the required effective date, the Company may elect to apply SAFS 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. For periods before the required effective date, the Company may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123.

The Company will first report compensation cost under SFAS 123R in the first quarter of 2006. For liability-classified awards, the Company will initially measure the cost of employee services received in exchange for an award based on its current fair value; the fair value will be measured subsequently at each reporting date through the settlement date, and changes in fair value will be recognized as compensation cost. For equity-classified awards, the grant date fair value will be recognized in earnings over the requisite service period. We are currently evaluating the effect of the recognition and measurement provisions of SFAS 123R, but we currently believe the adoption of SFAS 123R will not result in a material impact on the Company’s results of operations or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company monitors and manages risks associated with changes in interest rates and mismatched asset and deposit maturities. Significant changes in rates can adversely affect net interest income, market value of securities, and the economic value of equity. Based on the Company’s current simulation model, the following schedule indicates the estimated effects of an immediate upward rate shift of 100, 200 and 300 basis points as of December 31, 2004:

	100 Basis Point Rate Shift Up	200 Basis Point Rate Shift Up	300 Basis Point Rate Shift Up
Net interest income	+2.7%	+5.4%	+7.9%
Market value of securities	-2.9%	-5.7%	-8.6%

Based on the Company’s current simulation model, the following schedule indicates the estimated effects of an immediate downward rate shift of 50, 75, 100 basis points as of December 31, 2004:

	50 Basis Point Rate Shift Down	75 Basis Point Rate Shift Down	100 Basis Point Rate Shift Down
Net interest income	-1.3%	-2.2%	-3.2%
Market value of securities	+1.3%	+1.9%	+2.5%

All measures of interest rate risk are within policy guidelines.

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors

Community Financial Shares, Inc.

Glen Ellyn, Illinois

We have audited the accompanying consolidated balance sheets of Community Financial Shares, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Community Financial Shares, Inc. for the year ended December 31, 2002 were audited by other accountants whose report dated February 21, 2003, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2004 and 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Financial Shares, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Indianapolis, Indiana

February 18, 2005

(Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Community Financial Shares, Inc.

Glen Ellyn, Illinois

We have audited the accompanying consolidated statement of income, stockholders’ equity, and cash flows of Community Financial Shares, Inc. for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated statements referred to above present fairly, in all material respects, the results of operations and cash flows of Community Financial Shares, Inc. for the year ended December 31, 2002 in conformity with U.S. generally accepted accounting principles.

/s/    Crowe Chizek and Company LLC

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(In thousands)

	2004	2003
ASSETS

Cash and due from banks	$5,354	$6,201
Interest bearing deposits	2,655	4,250
Federal funds sold	500	1,500

Cash and cash equivalents	8,509	11,951

Securities available for sale	40,710	54,592
Loans, less allowance for loan losses of $1,367 and $1,676	165,056	149,037
Federal Home Loan Bank stock	10,232	9,633
Premises and equipment, net	8,232	7,044
Cash value of life insurance	5,006	—
Interest receivable and other assets	1,650	2,290

Total assets	$239,395	$234,547

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$211,373	$212,778
Federal Home Loan Bank advances	6,000	2,000
Subordinated debentures	3,609	3,609
Interest payable and other liabilities	1,690	1,405

Total liabilities	222,672	219,792

Stockholders’ equity
Common stock - no par value, 900,000 shares authorized; 683,069 and 682,804 issued and outstanding	—	—
Paid-in capital	8,103	8,131
Retained earnings	8,507	6,346
Accumulated other comprehensive income	113	278

Total stockholders’ equity	16,723	14,755

Total liabilities and stockholders’ equity	$239,395	$234,547

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2004, 2003 and 2002

(In thousands, except per share data)

	2004	2003	2002
Interest income
Loans	$9,170	$8,754	$9,381
Securities
Taxable	1,045	933	692
Exempt from federal income tax	445	440	383
Federal funds sold	30	136	94
Federal Home Loan Bank dividends and other	810	587	461

Total interest income	11,500	10,850	11,011

Interest expense
Deposits	2,345	2,842	3,298
Federal Home Loan Bank advances and other borrowed funds	122	95	117
Subordinated debentures	181	170	99
Notes payable and other	—	—	44

Total interest expense	2,648	3,107	3,558

Net interest income	8,852	7,743	7,453

Provision for loan losses	50	30	1,544

Net interest income after provision for loan losses	8,802	7,713	5,909

Noninterest income
Service charges on deposit accounts	537	562	610
Mortgage origination fees	243	434	359
Other service charges and fees	378	353	297
Gain on sale of securities	33	—	—

Total noninterest income	1,191	1,349	1,266

Noninterest expense
Salaries and employee benefits	3,723	3,465	2,938
Net occupancy expense	301	235	195
Equipment expense	398	383	345
Data processing	562	480	419
Advertising and marketing	268	235	191
Professional fees	310	350	201
Other operating expenses	1,067	974	1,046

Total noninterest expense	6,629	6,122	5,335

Income before income taxes	3,364	2,940	1,840

Income tax expense	1,073	995	632

Net income	$2,291	$1,945	$1,208

Earnings per share
Basic	$3.36	$2.85	$1.77
Diluted	3.34	2.83	1.76

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2004, 2003 and 2002

(In thousands, except share data)

	Number Of Common Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2002	680,533	$8,087	$3,370	$144	$11,601

Comprehensive income
Net income	—	—	1,208	—	1,208
Change in unrealized gain on securities available for sale, net of tax of $180	—	—	—	283	283

Total comprehensive income					1,491
Cash dividends ($.12 per share)	—	—	(82)	—	(82)
Exercise of stock options	390	26	—	—	26

Balance at December 31, 2002	680,923	8,113	4,496	427	13,036

Comprehensive income
Net income	—	—	1,945	—	1,945
Change in unrealized gain on securities available for sale, net of tax of $94	—	—	—	(149)	(149)

Total comprehensive income					1,796

Cash dividends ($.14 per share)	—	—	(95)	—	(95)
Purchase of stock	(344)	(13)		—	(13)
Exercise of stock options, net of tax	2,225	31	—	—	31

Balance at December 31, 2003	682,804	8,131	6,346	278	14,755

Comprehensive income
Net income	—	—	2,291	—	2,291
Change in unrealized gain on securities available for sale, net of tax of $105	—	—	—	(165)	(165)

Total comprehensive income					2,126

Cash dividends ($.19 per share)	—	—	(130)	—	(130)
Purchase of stock	(1,230)	(48)	—	—	(48)
Exercise of stock options, net of tax	1,495	20	—	—	20

Balance at December 31, 2004	683,069	$8,103	$8,507	$113	$16,723

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2004, 2003 and 2002

(In thousands)

	2004	2003	2002
Cash flows from operating activities
Net income	$2,291	$1,945	$1,208
Adjustments to reconcile net income to net cash provided by operating activities
Amortization on securities, net	307	252	24
Federal Home Loan Bank stock dividends	(599)	(709)	(447)
Depreciation	300	317	308
Provision for loan losses	50	30	1,544
Gain on sale of securities	(33)	—	—
Gain on sale of other real estate owned	(72)	(14)	(12)
Deferred income taxes	384	106	—
Change in interest receivable and other assets	(32)	(739)	(227)
Change in interest payable and other liabilities	513	449	84

Net cash provided by operating activities	3,109	1,637	2,482

Cash flows from investing activities
Purchases of securities available for sale	(8,712)	(46,871)	(10,650)
Maturities and calls of securities available for sale	16,522	17,387	6,789
Proceeds from sales of securities available for sale	5,530	—	115
Net increase in loans	(16,069)	(5,760)	(14,227)
Purchase of life insurance	(5,006)	—	—
Proceeds from sales of other real estate owned	360	—	372
Premises and equipment expenditures, net	(1,488)	(1,627)	(603)

Net cash used in investing activities	(8,863)	(36,871)	(18,204)

Cash flows from financing activities
Change in
Non-interest bearing and interest bearing demand deposits and savings	(3,859)	30,967	18,499
Certificates and other time deposits	2,454	(2,503)	—
Short-term borrowings	(125)	—	—
Issuance of subordinated debentures	—	—	3,500
Proceeds from Federal Home Loan Bank advances	6,000	—	—
Repayment of FHLB advances	(2,000)	—	(2,000)
Purchase of stock	(48)	(13)	—
Exercise of stock options	20	31	26
Dividends paid	(130)	(95)	(82)

Net cash provided by financing activities	2,312	28,387	19,943

Net change in cash and cash equivalents	(3,442)	(6,847)	4,221

Cash and cash equivalents at beginning of year	11,951	18,798	14,577

Cash and cash equivalents at end of year	$8,509	$11,951	$18,798

Supplemental disclosures
Interest paid	$2,637	$3,153	$3,647
Income taxes paid	697	620	926
Transfer of loans to other real estate	—	—	442

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements include Community Financial Shares, Inc. (the Holding Company) and its wholly owned subsidiary, Community Bank - Wheaton/Glen Ellyn (the Bank) together referred to herein as the Company.

The Bank was chartered by the Illinois Commissioner of Banks and Real Estate in 1994. The Bank provides a range of banking and financial services through its operation as a commercial bank with offices located in Wheaton and Glen Ellyn, Illinois. The Bank’s primary activities include deposit services and commercial and retail lending. Interest income is also earned on investments in debt securities, Federal Home Loan Bank stock, federal funds sold, and short-term investments.

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

Securities: Securities are classified as available for sale because they might be sold before maturity. Securities available for sale are carried at fair value. Unrealized holding gains and losses on securities available for sale are reported in other comprehensive income. Gains and losses on the sale of securities available for sale are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Federal Home Loan Bank stock is carried at cost.

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

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

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

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The effect on net income and earnings per share if expense was measured using the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, was not material in 2004, 2003 or 2002.

In December 2004, the Financial Accounting Standards Board (FASB) issued an amendment to SFAS 123 (SFAS 123R) which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and generally requires that such transactions be accounted for using a fair value-based method. SFAS 123R will be effective for the Company beginning July 1, 2005. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date.

As of the required effective date, the Company will apply SFAS 123R using either the modified version of prospective application or the modified version of retrospective application. Under the prospective transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. For periods before the required effective date, a company may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123.

The Company is currently evaluating the effect of the recognition and measurement provisions of SFAS 123R but believes the adoption of SFAS 123R will not result in a material impact on the Company’s results of operations or financial condition.

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

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which are also recognized as a separate component of equity.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Holding Company or by the Holding Company to the stockholders. These restrictions pose no practical limit on the ability of the Bank or the Holding Company to pay dividends at historical levels.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of active markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Reclassifications: Some items in the prior year financial statements have been reclassified to conform with the current year presentation.

NOTE 2 - CASH AND CASH EQUIVALENTS

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

Cash on hand or on deposit with the Federal Reserve Bank of $1,532,000 was required to meet regulatory reserve and clearing requirements at year-end 2004.

NOTE 3 - SECURITIES AVAILABLE FOR SALE

The fair value of securities available for sale at year end is as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2004
U. S. government agencies	$11,995	$16	$(70)
States and political subdivisions	10,309	458	(27)
Mortgage-backed	17,156	39	(248)
SBA guaranteed	1,250	18	—

	$40,710	$531	$(345)

2003
U. S. Treasury	$4,994	$—	$—
U. S. government agencies	16,144	134	(78)
States and political subdivisions	11,728	521	(43)
Mortgage-backed	20,228	81	(179)
SBA guaranteed	1,498	17	—

	$54,592	$753	$(300)

Securities classified as U. S. government agencies include notes issued by government-sponsored enterprises such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank. The SBA-guaranteed securities are pools of the loans guaranteed by the Small Business Administration.

The fair values of securities available for sale at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

Fair Value
Due in one year or less	$2,519
Due after one year through five years	8,575
Due after five years through ten years	7,197
Due after ten years	4,013
Mortgage-backed	17,156
SBA guaranteed	1,250

$40,710

Securities with a carrying value of approximately $12,222,000 and $11,558,000 at December 31, 2004 and 2003 were pledged to secure public deposits, Federal Home Loan Bank advances and for other purposes as required or permitted by law.

NOTE 3 - SECURITIES AVAILABLE-FOR-SALE (Continued)

Sales of securities were as follows:

	2004	2003	2002
Proceeds	$5,530	$—	$115
Gross gains	33	—	—
Gross losses	—	—	—

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2004 and 2003, was $25,668,000 and $22,019,000, which is approximately 63 and 40 percent of the Company’s investment portfolio. These declines primarily resulted from recent increases in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004 and 2003:

2004 Description of Securities	Less than 12 Months		12 Months or More		Total Fair Value
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses		Unrealized Losses
U. S. government agencies	$5,534	$(14)	$4,443	$(56)	$9,977	$(70)
State and political subdivisions	336	(1)	1,263	(26)	1,599	(27)
Mortgage-backed securities	3,264	(32)	10,828	(216)	14,092	(248)

Total temporarily impaired securities	$9,134	$(47)	$16,534	$(298)	$25,668	$(345)

2003 Description of Securities	Less than 12 Months		12 Months or More		Total Fair Value
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses		Unrealized Losses
U. S. government agencies	$5,434	$(78)	$—	$—	$5,434	$(78)
State and political subdivisions	1,342	(43)	—	—	1,342	(43)
Mortgage-backed securities	14,372	(173)	871	(6)	15,243	(179)

Total temporarily impaired securities	$21,148	$(294)	$871	$(6)	$22,019	$(300)

NOTE 4 - LOANS

The Company has a geographic concentration of loan and deposit customers within the Chicagoland area. Most of the loans are secured by specific items of collateral including commercial and residential real estate and other business and consumer assets. Commercial loans are expected to be repaid from cash flow from operations of businesses.

Loans consisted of the following at December 31:

	2004	2003
Real estate
Commercial	$74,769	$65,514
Construction	9,580	10,530
Residential	24,984	17,833
Home equity	28,790	28,612

Total real estate loans	138,123	122,489
Commercial	26,309	25,988
Consumer	1,991	2,236

Total loans	166,423	150,713
Allowance for loan losses	(1,367)	(1,676)

Loans, net	$165,056	$149,037

The Bank has entered into transactions with certain directors and their affiliates (related parties). Such transactions were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than normal risk of collectibility or present other unfavorable features.

The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2004	$2,464
New loans including renewals	253
Payments, etc., including renewals	(1,091)

Balances, January 1, 2004	$1,626

Activity in the allowance for loan losses is summarized below:

	2004	2003	2002
Balance at beginning of year	$1,676	$1,757	$1,140
Provision for loan losses	50	30	1,544
Charge-offs	(484)	(116)	(934)
Recoveries	125	5	7

Balance at end of year	$1,367	$1,676	$1,757

NOTE 4 - LOANS (Continued)

At December 31, 2002, impaired loans totaled $2,022,000, all of which had an allocated allowance for loan losses of $761,000. Impaired loans averaged $1,837,000 during 2002. Impaired loans were not material in 2004 or 2003. Interest income recognized on impaired loans in 2004, 2003 and 2002 was not material.

Nonperforming loans were as follows:

	2004	2003	2002
Loans past due over 90 days still on accrual	$1,168	$1,905	$—
Nonaccrual loans	21	727	2,925

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at year end:

	2004	2003
Land	$2,429	$2,362
Building	5,676	4,553
Furniture and equipment	1,939	1,715

Total cost	10,044	8,630
Accumulated depreciation	(1,812)	(1,586)

Net book value	$8,232	$7,044

At December 31, 2004, the Company’s estimated costs to complete construction of a branch facility totaled approximately $900,000.

NOTE 6 - DEPOSITS

	2004	2003
Non-interest bearing DDA	$28,707	$27,530
NOW	36,072	31,981
Money market	68,613	75,541
Regular savings	36,648	38,846
Certificates and time deposits, $100,000 and over	17,769	15,478
Other certificates and time deposits	23,564	23,402

Net book value	$211,373	$212,778

NOTE 6 - DEPOSITS (Continued)

At December 31, 2004, scheduled maturities of certificates of deposits are as follows:

2005	$26,260
2006	8,046
2007	3,449
2008	1,358
2009	2,220

$41,333

NOTE 7 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank of Chicago totaled $6,000,000 and $2,000,000 at December 31, 2004 and 2003. Advances, at interest rates from 2.96 to 3.80 percent are subject to restrictions or penalties in the event of prepayment.

The Company maintains a collateral pledge agreement covering advances whereby the Company has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, whole first mortgage loans on improved residential property not more than 90 days delinquent, aggregating no less than 167 percent of the outstanding advances from the Federal Home Loan Bank of Chicago. As noted in Note 3, the Company has also pledged securities on these advances.

At December 31, 2004, scheduled maturities of advances are as follows:

2006	$2,000
2007	2,000
2009	2,000

$6,000

NOTE 8 - ISSUANCE OF SUBORDINATED DEBENTURES

In June 2002, the Company formed Trust I, a statutory business trust formed under the laws of the state of Connecticut. In June 2002, Trust I issued variable rate preferred securities with an aggregate liquidation amount of $3,500,000 ($1,000 per preferred security) to a third-party investor. The Company then issued variable rate junior subordinated debentures aggregating $3,609,000 to Trust I. The junior subordinated debentures are the sole assets of Trust I. The junior subordinated debentures and the preferred securities pay interest and dividends, respectively, on a quarterly basis. These junior subordinated debentures pay interest at a fixed rate of 5.336% through September 26, 2002 and a variable rate thereafter based on the 3-month LIBOR plus 3.45%. Until June 26, 2007, the interest will not exceed 11.95%. The debentures will mature on June 26, 2032, at which time the preferred securities must be redeemed. In addition, the Company may redeem the preferred securities in whole or part, beginning July 26, 2007 at a redemption price of $1,000 per preferred security.

NOTE 8 - ISSUANCE OF SUBORDINATED DEBENTURES (Continued)

The Company has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities in the event of the occurrence of an event of default, as defined in such guarantee. Debt issuance costs of $106,000 were capitalized and are being amortized over the estimated life of the subordinated debentures.

In the 2003 financial statements, the Company had consolidated the Trust through which it has issued trust preferred securities (TPS) and reported the TPS as guaranteed preferred beneficial interests in the Company’s subordinated debentures in the consolidated balance sheets. The Financial Accounting Standards Board (FASB) had previously issued FASB Interpretation No. 46 (FIN 46) and, in December 2003, issued a revision to FIN 46 to clarify certain provisions which affected the accounting for TPS. As a result of the provisions in FIN 46, the Trust was deconsolidated in 2004, with the Company accounting for its investment in the Trust as an asset, its subordinated debentures as debt, and the interest paid thereon as interest expense. During 2003, the Company classified the TPS as debt and the dividends as interest but eliminated its common stock investment and dividends received from the Trust. FIN 46 permits and encourages restatement of prior period results. The prior period financial information has been adjusted to give effect to the revised provisions of FIN 46.

NOTE 9 - CAPITAL REQUIREMENTS

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

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

	Capital to Risk Weighted Assets		Tier 1 Capital to Average Assets
	Total	Tier 1
Well capitalized	10%	6%	5%
Adequately capitalized	8	4	4
Undercapitalized	6	3	3

NOTE 9 - CAPITAL REQUIREMENTS (Continued)

The actual capital levels and minimum required levels for the Company and the Bank were as follows at December 31:

	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2004
Total capital (to risk-weighted assets)	$21,477	12.3%	$13,934	8.0%		N/A
Consolidated	20,437	11.7	13,923	8.0	$17,403	10.0%
Bank
Tier 1 capital (to risk-weighted assets)	20,110	11.5	6,967	4.0		N/A
Consolidated	19,070	11.0	6,961	4.0	10,442	6.0
Bank
Tier 1 capital (to average assets)	20,110	7.9	10,223	4.0		N/A
Consolidated	19,070	8.1	9,418	4.0	11,772	5.0
Bank
2003
Total capital (to risk-weighted assets)
Consolidated	$19,653	12.4%	$12,635	8.0%		N/A
Bank	18,324	11.6	12,632	8.0	$15,790	10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	17,977	11.4	6,318	4.0		N/A
Bank	16,648	10.5	6,316	4.0	9,474	6.0
Tier 1 capital (to average assets)
Consolidated	17,977	7.2	9,979	4.0		N/A
Bank	16,648	7.2	9,255	4.0	11,569	5.0

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits (as defined) for the current year plus those for the previous two years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. Total stockholder’s equity of the Bank at December 31, 2004 was $19,183,000, of which $14,676,000 was restricted from dividend distribution to the Company.

At December 31, 2004, the Bank was categorized by its regulators as well capitalized in accordance with the regulatory criteria discussed above. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category at December 31, 2004.

NOTE 10 - RETIREMENT PLANS

The Company maintains a profit sharing/401(k) plan, which covers substantially all employees. Employees may make contributions to the plan. Employer contributions to the plan are determined at the discretion of the Board of Directors. Annual employer contributions are charged to expense. Profit sharing/401(k) expense was $253,000, $220,000 and $149,000 in 2004, 2003 and 2002.

The Company also maintains a nonqualified retirement program for directors. Expense for the directors’ retirement program was $33,000, $30,000 and $48,000 in 2004, 2003 and 2002.

NOTE 10 - RETIREMENT PLANS (Continued)

Under agreements with the Company, certain members of the Board of Directors have elected to defer their directors’ fees. The cumulative amount of deferred directors’ fees (included in other liabilities on the Company’s balance sheet) was $383,000, $296,000 and $240,000 at December 31, 2004, 2003 and 2002. The liabilities for the nonqualified retirement program for directors and for directors’ deferred fees are not secured by any assets of the Company. Deferred directors’ fees accounts are credited with interest at 5 percent.

NOTE 11 - INCOME TAXES

Income tax expense consists of the following:

	2004	2003	2002
Currently payable tax
Federal	$541	$732	$534
State	148	157	112
Deferred tax	384	106	(14)

Income tax expense	$1,073	$995	$632

Income tax expense differs from federal statutory rates applied to financial statement income due to the following:

	2004	2003	2002
Federal rate of 34 percent	$1,144	$999	$626
Add (subtract) effect of
Tax-exempt income, net of nondeductible interest expense	(144)	(132)	(120)
State income tax, net of federal benefit	146	122	67
Other items, net	(73)	6	59

Income tax expense	$1,073	$995	$632

Year end deferred tax assets and liabilities were due to the following:

	2004	2003
Deferred tax assets
Allowance for loan losses	$426	$540
Deferred compensation	239	194
Other	32	11

Total	697	745

Deferred tax liabilities
Accumulated depreciation	(180)	(138)
Deferred loan fees and costs, net	(24)	(14)
Prepaid expenses	(40)	—
Federal Home Loan Bank stock dividends	(827)	(580)
Net unrealized gains on securities available for sale	(72)	(176)
Other	(3)	(6)

Total	(1,146)	(914)

Net deferred tax liabilities	$(449)	$(169)

NOTE 12 - EARNINGS PER SHARE

The factors used in the earnings per common share computation follow:

	2004	2003	2002
Basic
Net income	$2,291	$1,945	$1,208

Weighted-average common shares outstanding	682,002	682,611	680,894

Basic earnings per share	$3.36	$2.85	$1.77

Diluted
Net income	$2,291	$1,945	$1,208

Weighted-average common shares outstanding for basic earnings per share	682,002	682,611	680,894
Add dilutive effects of assumed exercise of stock options	4,179	4,334	4,685

Average shares and dilutive potential common shares	686,181	686,945	685,579

Diluted earnings per share	$3.34	$2.83	$1.76

NOTE 13 - STOCK OPTIONS

The Company has a nonqualified stock option plan (“Plan”) to attract, retain, and reward senior officers and directors and provide them with an opportunity to acquire or increase their ownership interest in the Company.

Under terms of the Plan, options for 40,400 shares of common stock were authorized for grant with an additional 4,600 options authorized in 2004. Options cannot be granted at exercise prices less than the fair market value of the stock at the grant date. Options granted under the Plan vest incrementally over periods of 5 to 10 years. The options also vest when the recipient attains age 72 or in the event of a change of control (as defined). The term of each option is ten years.

NOTE 13 - STOCK OPTIONS (Continued)

A summary of the activity in the Plan follows:

	2004		2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	21,270	$25.28	20,355	$19.59	20,245	$19.22
Granted	3,600	39.28	7,300	35.00	2,700	32.44
Exercised	(1,495)	13.34	(2,225)	13.92	(390)	13.72
Forfeited	(600)	20.00	(4,160)	20.55	(2,200)	33.00

Outstanding at end of year	22,775	28.40	21,270	25.28	20,355	19.59

Options exercisable at year end	4,830		4,915		7,345

Weighted-average fair value of options granted during year	$5.50		$5.09		$3.79

The weighted-average fair value of options granted is computed using an option pricing model with the following weighted-average assumptions at the grant date for 2004, 2003 and 2002: risk-free interest rate of 3.78, 2.80 and 3.06 percent, expected option life of five years, and a dividend yield of .47, .38 and 6.8 percent.

Options outstanding at December 31, 2004 were as follows:

Exercise Price	Outstanding Options	Exercisable Options	Weighted- Average Remaining Contractual Life in Years
$11.67 - 28.00	11,400	4,320	3.81
$30.00 - 40.00	11,375	510	8.14

	22,775	4,830	4.27

NOTE 14 - OFF-BALANCE-SHEET ACTIVITIES

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

NOTE 14 - OFF-BALANCE-SHEET ACTIVITIES (Continued)

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end.

	2004	2003
Financial standby letters of credit	$139	$255
Commitments to originate loans	7,916	3,685
Unused lines of credit and letters of credit	26,072	45,006
Performance standby letters of credit	461	258

NOTE 15 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of financial instruments at year end are as follows:

	2004		2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$8,509	$8,509	$11,951	$11,951
Securities available for sale	40,710	40,710	54,592	54,592
Loans receivable, net	165,056	162,688	149,037	148,885
Federal Home Loan Bank stock	10,232	10,232	9,633	9,633
Interest receivable	1,118	1,118	1,036	1,036
Cash value of life insurance	5,006	5,006	—	—

Financial liabilities
Deposits	211,373	211,185	212,778	213,416
Federal Home Loan Bank advances	6,000	5,925	2,000	1,998
Subordinated debentures	3,609	3,609	3,609	3,609
Interest payable	170	170	159	159

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, interest receivable and payable, cash value of life insurance, deposits due on demand, variable rate loans, trust preferred securities, and notes payable. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans and time deposits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. The fair value of fixed rate Federal Home Loan Bank advances is based on current rates for similar financing. The fair value of off-balance-sheet items, which is based on the current fees or cost that would be charged to enter into or terminate such arrangements, is immaterial.

NOTE 15 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

While the above estimates are based on management’s judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of these items on the respective dates, the fair values would have been achieved, because the market value may differ depending on the circumstances. The estimated fair values at year end should not necessarily be considered to apply at subsequent dates.

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

NOTE 16 - CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	December 31,
	2004	2003
Assets
Cash on deposit with the Bank	$768	$1,133
Investment in common stock of the Bank	19,183	16,926
Other assets	384	307

Total assets	$20,335	$18,366

Liabilities
Long-term debt	$3,609	$3,609
Other liabilities	3	2

Total liabilities	3,612	3,611

Stockholders’ Equity	16,723	14,755

Total liabilities and stockholders’ equity	$20,335	$18,366

NOTE 16 - CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (Continued)

Condensed Statements of Income

	Year Ending December 31,
	2004	2003	2002
Income	$10	$16	$7

Expenses
Interest expense	180	170	118
Other expenses	43	77	85

Total expenses	223	247	203

Loss Before Income Tax and Equity in Undistributed Income of the Bank	(213)	(231)	(196)

Income Tax Benefit	(83)	(90)	(76)

Loss Before Equity in Undistributed Income of the Bank	(130)	(141)	(120)

Equity in Undistributed Income of the Bank	2,421	2,086	1,328

Net Income	$2,291	$1,945	$1,208

Condensed Statements of Cash Flows

	Year Ending December 31,
	2004	2003	2002
Operating Activities
Net income	$2,291	$1,945	$1,208
Equity in undistributed income of the Bank	(2,421)	(2,086)	(1,328)
Dividend from the Bank			130
Other changes	(77)	(8)	(117)

Net cash used in by operating activities	(207)	(149)	(107)

Investing Activity - capital contribution to the Bank	—	—	(1,000)

Financing Activities
Proceeds from issuance of subordinated debentures	—	—	3,500
Repayment of debt	—	—	(1,000)
Purchase of stock	(48)	(13)	—
Exercise of stock options	20	31	26
Dividends paid	(130)	(95)	(82)

Net cash provided by (used in) financing activities	(158)	(77)	2,444

Net Change in Cash on Deposit With the Bank	(365)	(226)	1,337

Cash on Deposit With the Bank at Beginning of Year	1,133	1,359	22

Cash on Deposit With the Bank at End of Year	$768	$1,133	$1,359

NOTE 17 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain quarterly results for the years ended December 31, 2004 and 2003:

Quarter Ended	Interest Income	Interest Expense	Net Interest Income	Provision for Loan Losses	Net Income	Earnings Per Share
						Basic	Diluted
2004
March	$2,763	$648	$2,115	$—	$568	$0.83	$0.83
June	2,787	642	2,145	—	565	0.83	0.82
September	2,832	653	2,178	—	590	0.87	0.86
December	3,118	705	2,414	50	568	0.83	0.83

	$11,500	$2,648	$8,852	$50	$2,291	$3.36	$3.34

2003
March	$2,569	$848	$1,721	$—	$426	$0.62	$0.62
June	2,740	889	1,851	—	509	0.75	0.74
September	2,799	723	2,076	20	544	0.79	0.79
December	2,742	647	2,095	10	466	0.69	0.68

	$10,850	$3,107	$7,743	$30	$1,945	$2.85	$2.83

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 (e) promulgated under the Exchange Act) as of December 31, 2004. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter ending December 31, 2004, that have affected or are reasonably likely to affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

The Company’s Board of Directors is currently comprised of ten directors who were elected to a one year term on May 26, 2004. Information about the directors is set forth below. The dates shown for service as a director of the Company include service as a director of the predecessor of the Company prior to December 2000.

Name and Background	Director Since
William F. Behrmann, age 62, has been owner and Vice-President of McChesney & Miller, Inc., located in Glen Ellyn, Illinois (a grocery store and market) since October 1959	1994

Penny A. Belke, DDS, age 53, has been a dentist and has owned and operated her practice in Glen Ellyn since 1980	2004

H. David Clayton, DVM, age 66, has been a veterinarian in Glen Ellyn since 1966. Dr. Clayton was listed in Who’s Who in Veterinary Medicine and Science in the United States in 1997. He is currently President of Clayton Consulting, a veterinary management and consulting firm, and is owner of Fox Valley Veterinary Hospital, P.C. in Ottawa, Illinois	1994

Raymond A. Dieter, Jr., MD, age 70, has been a surgeon with the DuPage Medical Group, located in Glen Ellyn, Illinois (a surgery and health care clinic) since 1969. Dr. Dieter has also been President of the Center for Surgery, located in Naperville, Illinois (an outpatient and surgery clinic) since 1990	1994

Donald H. Fischer, age 69, has been Chairman, President and Chief Executive Officer of Community Financial Shares, Inc., located in Glen Ellyn, Illinois (a bank holding company) since July, 2000. Mr. Fischer has also been Chairman, President and Chief Executive Officer of Community Bank-Wheaton/Glen Ellyn, located in Wheaton, Illinois and Glen Ellyn Illinois (an Illinois state-chartered bank) since March 1994	1994

Harold W. Gaede, age 76, has been the owner and President of Gaede’s, Inc. located in Wheaton, Illinois (a chain of retail stores) since March 1954	1994

Mary Beth Moran, age 34, is a certified public accountant and registered Investment Advisor. She has been a partner in the CPA firm of Kirkby, Phelan and Associates, located in Bloomingdale, Illinois since 1994	2004

Joseph S. Morrissey, DDS, age 65, has been a Wheaton dentist since 1969	1994

John M. Mulherin, age 62, is a principal of Mulherin, Rehfeldt & Varchetto P.C., Attorneys at Law, located in Wheaton, Illinois (a professional corporation engaged in the practice of law) since 1972 and its president since 1997	1995

E. Lawrence Young, age 76, has been the owner and Chairman of Young’s Appliance, located in Glen Ellyn, Illinois (a retail store) since 1960	1994

EXECUTIVE OFFICERS OF THE REGISTRANT

The Company currently has four executive officers.

Name	Age	Present Position with the Company
Donald H. Fischer	69	Chairman of the Board, President and Chief Executive Officer (Principal Executive)

Christopher P. Barton	44	Vice President and Secretary

Scott W. Hamer	47	Vice President, Chief Financial Officer and Assistant Secretary

William W. Mucker	43	Vice President and Assistant Secretary

Donald H. Fischer has been Chairman, President and Chief Executive Officer of Community Financial Shares, Inc. since July 2000. Mr. Fischer has also been Chairman, President and Chief Executive Officer of Community Bank-Wheaton/Glen Ellyn since March 1994.

Christopher P. Barton has been Vice President and Assistant Secretary of Community Financial Shares, Inc. since July 2000. In 2003, Mr. Barton assumed the duties of Secretary of Community Financial Shares, Inc. Mr. Barton has also been Senior Vice President and Assistant Secretary of Community Bank-Wheaton/Glen Ellyn since October 1998. In March 2003, he assumed the duties of Secretary of the Company.

Scott W. Hamer has been Vice President, Chief Financial Officer and Assistant Secretary of Community Financial Shares, Inc. since April 2003. Mr. Hamer has also been Senior Vice President, Chief Financial Officer and Chief Operations Officer of Community Bank-Wheaton/Glen Ellyn since April 2003. Prior to joining Community Financial Shares, Inc., Mr. Hamer served as Vice President & Cashier of Lemont National Bank (a national chartered bank) from February 1999 until April 2003.

William W. Mucker has been Vice President and Assistant Secretary of Community Financial Shares, Inc. since February 2003. Mr. Mucker also has been Senior Vice President, Chief Credit Officer and Assistant Secretary of Community Bank-Wheaton/Glen Ellyn since February 2003. Prior thereto, Mr. Mucker was Executive Vice President and Chief Credit Officer of Bloomingdale Bank & Trust Co. (an Illinois state-chartered bank) from April 1999 until January 2003.

CODE OF BUSINESS CONDUCT AND ETHICS

As a newly reporting entity, the Company has not yet adopted a formal Code of Business Conduct Ethics. While the Company has always placed a high level of emphasis on employee conduct, it is the intent of the Company to make this formal adoption in 2005. The code of business conduct and ethics will apply to all directors and employees of the Company. The code will set forth the standard of ethics that we expect all of our directors and employees to follow, including the Chief Executive Officer and Chief Financial Officer.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY

The following table shows the compensation of the Company’s Chief Executive Officer and the three other individuals serving as executive officers of the Company at December 31, 2004 (the “Named Executive Officers”) for the fiscal years ended December 31, 2004, 2003 and 2002.

SUMMARY COMPENSATION TABLE

Name and Principal Positions as of December 31, 2004	Year	Annual Compensation				Long-Term Compensation Awards	All Other Compensation ($)(1)
		Salary ($)		Bonus ($)		Securities Underlying Options (#)
Donald H. Fischer, Chairman, President Chief Executive Officer	2004 2003 2002	$ $ $	200,000 189,000 181,500	$ $ $	35,438 33,578 40,528	0 0 0	$ $ $	30,841 30,265 22,365

Christopher P. Barton, Vice President, Secretary	2004 2003 2002	$ $ $	106,520 102,423 98,200	$ $ $	19,206 18,480 20,644	0 0 0	$ $ $	17,034 16,335 11,244

Scott W. Hamer, Vice President, Chief Financial Officer, Assistant Secretary	2004 2003 2002	$ $	94,050 62,769	$ $	12,481 3,188	$0 2,200		$5,947 0

William M. Mucker, Vice President, Assistant Secretary	2004 2003 2002	$ $	114,037 97,096	$ $	17,188 7,425	$0 2,200		$10,940 0

(1)	The compensation reported represents Company contributions to the Company’s Profit Sharing Plan and the Company’s 401(k) Plan. For 2004, the Company’s contributions were as follows: Mr. Fischer - $28,441 profit sharing and $2,400 401(k) pension; Mr. Barton - $16,874 profit sharing and $160 401(k) pension; Mr. Hamer - $4,957 profit sharing and $990 401(k) pension; Mr. Mucker - $9,015 profit sharing and $1,924 401(k) pension.

OPTION GRANTS IN 2004

No options to purchase the Company’s common stock were granted to any of the Named Executive Officers during 2004.

OPTION EXERCISES IN 2004

The table below sets forth certain information for fiscal year 2004 concerning the exercise of options to purchase shares of common stock granted under the Community Financial Shares, Inc. Option Plan (the “Options Plan”) by each of the Named Executive Officers and the value of unexercised options granted under the Option Plan held by each of the Named Executive Officers as of December 31, 2004.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL

YEAR-END OPTION VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)(2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Donald H. Fischer	0	0
Christopher P. Barton	0	0	1,200	1,000	$29,100	$24,500
William M. Mucker	0	0	150	2,050	$1,200	$16,400
Scott W. Hamer	0	0	150	2,050	$1,200	$16,400

(1)	Represents the difference between the price of the common stock on the date of the exercise and the option exercise price multiplied by the number of shares acquired on exercise.
(2)	Represents the difference between $43.00 (the price at which common stock last traded prior to December 31, 2004) and the option exercise price multiplied by the number of shares of common stock covered by the options held.

COMPENSATION OF DIRECTORS

Directors of the Company were paid a fee of $650 for each Board meeting attended in 2004. In addition, directors were paid an annual retainer of $1,500. Non-employee directors of the Company are eligible to receive options to purchase shares of common stock under the Option Plan. Under the Option Plan, each non-employee director received an automatic grant of an option to purchase 750 shares of common stock at the time he or she was first elected or appointed as a director of the Company. All options are granted at the market value of the common stock on the date of the grant and become exercisable in annual cumulative installments, commencing one year from the date of grant, with full vesting occurring on the fifth anniversary of the date of grant. The directors of the Company may also participate in a director’s retainer retirement program. This program provides each director with 10 annual payments beginning at age 75, or later if maintaining a position on the board. The amount of the annual benefit varies based on the number of years each director has served on the Company’s board.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

In 2004, Messrs. Behrmann, Dieter, Fischer, Morrissey and Young comprised the Compensation Committee. None of the members of the committee other than Mr. Fischer are officers or employees of the Company, in 2004, and none of these individuals are former officers or employees of the Company. In addition, during 2004 none of our executive officers served on the board of directors or compensation committee of any other company with respect to which any member of our Compensation Committee was engaged as an executive officer. The committee meets independently of Mr. Fischer in matters involving his compensation.

CHANGE IN CONTROL ARRANGEMENTS

During 2002 and 2003, the Bank and four of its executive officers, including Mr. Fischer, entered into change-of-control letter agreements, the form of which was attached as an exhibit to the Company’s periodic report on Form 10-QSB for the quarter ended June 30, 2002. The letter agreements provide for enumerated benefits to be provided by the Bank to said executive officers upon the occurrence of certain events within 18 months after a change of control of the Company or the Bank, as described more fully below.

The letter agreement, applicable to the Executive Officers (the “officers”), provides that, if, at any time within 18 months following a “change of control” (as defined below) of the Company or the Bank, either: (i) the officer’s employment is terminated by reason of his disability, death or retirement pursuant to any retirement plan or policy of the Bank of general application to key employees; (ii) the essential elements of the officer’s position, in terms of duty and authority, are materially reduced without good cause, each without the officer’s voluntary consent; (iii) there is a material reduction in the officer’s aggregate compensation, not related to or resulting from documented, diminished performance; or (iv) the officer’s are required to regularly perform services at a location which is greater than 50 miles from his principal office at the time of the change of control, then he will be entitled to specified severance benefits.

The specified severance benefits to be provided to the officers upon the occurrence of item (i) above, or upon the occurrence of any of items (ii) through (iv) which results in the officer’s termination, are as follows: (a) the Bank will pay the officers an immediate lump-sum cash payment equal to nine months of his current annual salary, exclusive of periodic bonus compensation, plus any unused earned vacation time and (b) the Bank, at its cost, will provide medical and life insurance coverage to the officer and his family, until the earlier of (i) the officer waiving such coverage by giving written notice of waiver to the Bank, (ii) nine months having elapsed from the effective date of the officer’s termination, or (iii) the officer becoming a participant in group insurance benefit programs of a new employer. Upon termination of benefits described in (b), the officers will be entitled to exercise the policy options normally available to the Bank’s employees upon termination of employment.

The letter agreement provides that a “change of control” will be deemed to have occurred if:

(a)	a third person, including a “group” as defined in Section 13(d)(3) of the Securities Exchange Act of 1934 (as in effect on the date of the letter agreement), becomes the beneficial owner of shares of the Company having greater than 50% or more of the total number of votes that may be cast for the election of directors of the Company, including for this purpose any shares beneficially owned by such third person or group as of the date hereof; or

(b)	as the result of, or in connection with, any cash tender or exchange offer, merger or other business combination, sale of assets or contested election, or any combination of the foregoing transactions (a “Transaction”), the persons who were directors of the Bank before the Transaction shall cease to constitute a majority of the Board of Directors of the Bank or any successor to the Bank.

The letter agreement establishes, however, that in the event of any reorganization involving the Company or the Bank in a transaction initiated by the Bank in which the stockholders of the Company immediately prior to such reorganization become stockholders of a successor or ultimate parent corporation of the Company resulting from such reorganization and the persons who were directors of the Bank immediately prior to such reorganization constitute a majority of the Board of Directors of such successor or ultimate parent, no “change of control” shall be deemed to have taken place solely by reason of such reorganization, notwithstanding the fact that the Bank may have become the wholly-owned subsidiary of another corporation in such reorganization and the Board of Directors thereof may have been reconstituted, in which case the term “Bank” for the purposes of the change-of-control analysis shall refer to such successor or ultimate parent corporation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 1, 2005, the Company had approximately 683,069 shares of common stock issued and outstanding and held by approximately 500 holders of record.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The Company knows of no persons or groups which are beneficial owners of more than five percent of the outstanding common stock.

SECURITY OWNERSHIP OF MANAGEMENT

The following table indicates, as of March 1, 2005, the number of shares of common stock beneficially owned by each director of the Company, the Named Executive Officers of the Company, and all directors and executive officers of the Company as a group.

	Common Stock Beneficially Owned on March 1, 2005
Name of Beneficial Owner	Number of Shares	Percent of Common Stock Outstanding
William F. Behrmann	3,598	0.5%
Penny A. Belke, DDS(1)	419	0.1%
H. David Clayton, DVM(2)	12,341	1.8%
Raymond A. Dieter, Jr., MD(3)	2,978	0.4%
Donald H. Fischer	26,000	3.8%
Harold Gaede(1)(4)	3,526	0.5%
Mary Beth Moran(1)	350	0.1%
Joseph S. Morrissey, DDS(5)	22,589	3.3%
John M. Mulherin(1)(6)	4,172	0.6%
E. Lawrence Young	6,620	1.0%
Christopher P. Barton(1)	11,067	1.6%
Scott W. Hamer(1)	600	0.1%
William W. Mucker(1)	1,050	0.2%
All Directors and Executive Officers as a Group (13 Persons)	95,310	14.0%

(1)	Includes shares issuable pursuant to stock options currently exercisable within 60 days of March 1, 2005 as follows: Dr. Belke, 150 shares; Mr. Gaede, 100 shares; Mrs. Moran, 150 shares; Mr. Mulherin, 600 shares; Mr. Barton, 1,200 shares; Mr. Hamer, 300 shares; Mr. Mucker, 300 shares.

(2)	Includes 6,171 shares held in a trust over which Dr. Clayton is trustee.
(3)	Includes 1,388 shares held in a trust of which Dr. Dieter is trustee.
(4)	Includes 3,426 shares held in a trust of which Mr. Gaede is trustee.
(5)	Includes 14,678 shares held in joint tenancy over which Dr. Morrissey has shared investment and voting power. Also includes 3,950 shares held in an employee retirement plan.
(6)	Includes 1,456 shares held in joint tenancy over which Mr. Mulherin has shared investment and voting power and 604 shares held by Mr. Mulherin’s wife in an IRA.

EQUITY COMPENSATION PLANS

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans*
	A	B	C
Equity compensation plans approved by security holders	22,775	$28.40	5,640

Equity compensation plans not approved by security holders	0	0	0

Total	22,775	$28.40	5,640

*	Excluding securities reflected in column A

CHANGES IN CONTROL

Management of the Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES

The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2004 and December 31, 2003 by the Company’s principal accounting firm, BKD LLP:

	2004	2003
Audit	$50,315	$47,631
Audit Related	$11,815	—
Tax(1)	$7,200	$6,290
Other	—	—

Total Fees	$69,330	$53,921

(1)	“Tax” includes primarily tax return reparation and review, and tax planning and advice.

The Audit Committee considered whether the provision of services described above under “All Other Fees” is compatible with maintaining the principal accountant’s independence.

PRE-APPROVAL

Among other things, the Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent accountants. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent accountants. These services include audit and audit-related services, tax services and other services. The independent accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval policy, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis that the committee has not already specifically approved. The Audit Committee commenced pre-approval of audit, audit-related, tax and other fees for services provided by the Company’s independent accountants in January, 2003.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) The following is a list of the financial statements of Community Financial Shares, Inc. included in this annual report on Form 10-K which are filed herewith in response to Part II Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004, 2003 and 2002.

Consolidated Statements of Income for the years ended December 31, 2004 and 2003.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

(a)(3) The exhibits listed on the Exhibit Index beginning on page ———— of this Form 10-K are filed herewith or are incorporated herein by reference to other filings. Each management contract or compensatory plan or arrangement of the Company listed on the Exhibit Index is separately identified by an asterisks.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY FINANCIAL SHARES, INC.
Registrant

By	/s/ Donald H. Fischer
Donald H. Fischer, Chairman of the Board,
President and Chief Executive Officer

Date	May 1, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 1, 2005 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ Donald H. Fischer Donald H. Fischer	Chairman of the Board, President & Chief Executive Officer (Principal Executive)

/s/ Scott W. Hamer Scott W. Hamer	Vice President and Chief Financial Officer

/s/ Christopher P. Barton Christopher P. Barton	Vice President and Secretary

/s/ William F. Behrmann William F. Behrmann	Director

/s/ Penny A. Belke Penny A. Belke	Director

/s/ H. David Clayton H. David Clayton	Director

/s/ Raymond A. Dieter, Jr. Raymond A. Dieter, Jr.	Director

/s/ Harold W. Gaede Harold W. Gaede	Director

/s/ Mary Beth Moran Mary Beth Moran	Director

/s/ Joseph S. Morrissey Joseph S. Morrissey	Director

/s/ John M. Mulherin John M. Mulherin	Director

/s/ E. Lawrence Young E. Lawrence Young	Director

EXHIBITS INDEX

		EXHIBIT NUMBER	EXHIBIT
Item 3.	Articles of Incorporation and By-Laws	3.1	Certificate of Incorporation of Community Financial Shares, Inc. (incorporated by reference to Annex B to the Company’s Registration Statement on Form S-4, File No. 333-46622, filed September 26, 2000).
		3.2	Bylaws of Community Financial Shares, Inc. (incorporated by reference to Annex B to the Company’s Registration Statement on Form S-4, File No. 333-46622, filed September 26, 2000).

Item 4.	Instruments defining the rights of security holders, including indentures	4.1	Certificate of Incorporation of Community Financial Shares, Inc., is included in Item 3.1.
		4.2	Bylaws of Community Financial Shares, Inc., is included in Item 3.2.
		4.3	Community Bank–Wheaton/Glen Ellyn Non-Qualified Stock Option Plan, as amended effective April 29, 1999 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).*

Item 10.	Material Contracts	10	Form of Community Bank Directors Retirement Plan as executed by each Director of the Company (incorporated by reference to Exhibit 10 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).*

Form of change of control letter agreement with certain officers. (Incorporated by reference from Community Financial Shares, Inc., Form 10-QSB for the quarterly period ended June 30, 2002, Exhibit 10.)*

Item 21.	Subsidiaries of the Issuer	* *21	Subsidiaries of the Company.

Item 31	Certification of the Issuer	** 31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
		* *31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
Item 32	Section 1350 Certifications	**32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
		**32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan.
**	Exhibit filed herewith.