Form 10-Q
period 2005-03-31
COMMUNITY FINANCIAL SHARES INC
filed 2005-05-10
CIK 1123735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from              to

Commission file number 333-46622

COMMUNITY FINANCIAL SHARES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	36-4387843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

357 Roosevelt Road Glen Ellyn, Illinois	60137
(Address of principal executive offices)	(ZIP Code)

(630) 545-0900

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date: As of May 4, 2005, the Registrant had outstanding 683,069 shares of common stock, no par value per share.

COMMUNITY FINANCIAL SHARES, INC.

Form 10-Q Quarterly Report

PART I

2.

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and due from banks	$7,007	$5,354
Interest bearing deposits	9,486	2,655
Federal funds sold	7,300	500

Cash and cash equivalents	23,793	8,509
Securities available-for-sale	38,845	40,710
Loans, less allowance for loan losses of $1,302 and $1,367	163,556	165,056
Federal Home Loan Bank stock	10,373	10,232
Premises and equipment, net	8,752	8,232
Cash value of life insurance	5,063	5,006
Interest receivable and other assets	1,828	1,650

Total assets	$252,210	$239,395

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$223,563	$211,373
Federal Home Loan Bank advances	6,000	6,000
Subordinated debentures	3,609	3,609
Interest payable and other liabilities	1,960	1,690

Total liabilities	235,132	222,672

Shareholders’ equity
Common stock - no par value, 900,000 shares authorized; 683,069 and 682,804 issued and outstanding	—	—
Paid-in capital	8,103	8,103
Retained earnings	9,048	8,507
Accumulated other comprehensive income	(73)	113

Total shareholders’ equity	17,078	16,723

Total liabilities and shareholders’ equity	$252,210	$239,395

See accompanying notes to condensed consolidated financial statements.

3.

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months ended March 31, 2005 and 2004

(In thousands, except share and per share data)

(Unaudited)

	2005	2004
Interest income
Loans	$2,480	$2,202
Securities
Taxable	266	281
Exempt from federal income tax	105	115
Federal Funds sold	11	2
Federal Home Loan Bank dividends and other	158	164

Total interest income	3,020	2,764

Interest expense
Deposits	653	581
Federal Funds purchased	13
Federal Home Loan Bank advances and other borrowed funds	57	25
Subordinated debentures	54	42
Notes payable and other	—	—

Total interest expense	777	648

Net interest income	2,243	2,116
Provision for loan losses	—	—

Net interest income after provision for loan losses	2,243	2,116

Noninterest income
Service charges on deposit accounts	121	143
Mortgage origination fees	36	91
Other service charges and fees	161	50
Securities gains	—	44

Total noninterest income	318	328

Noninterest expense
Salaries and employee benefits	1,005	908
Net Occupancy and equipment expense	181	163
Data processing expense	161	126
Advertising and promotions	60	56
Professional fees	81	77
Other operating expenses	229	286

Total noninterest expenses	1,717	1,616

Income before income taxes	844	828

Provision for income taxes	269	261

Net Income	$575	$568

Earnings per share
Basic	0.84	0.83
Diluted	$0.84	$0.83

Average shares outstanding	683,069	681,907

See accompanying notes to condensed consolidated financial statements.

4.

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months ended March 31, 2005 and 2004

(In thousands, except per share data)

(Unaudited)

	Number of Common Shares	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2005	683,069	$8,103	$8,507	$113	$16,723
Net income	—	—	575	—	575
Unrealized net gain on securities available-for-sale, net of reclassi- fications and tax effects	—	—	—	(186)	(186)
Total comprehensive income					389
Cash Dividends	—		(34)	—	(34)
Stock options exercised	—	—	—	—	—

Balance at March 31, 2005	683,069	$8,103	$9,048	$(73)	$17,078

Balance at January 1, 2004	682,804	$8,131	$6,346	$278	$14,755
Net income	—	—	568	—	568
Unrealized net loss on securities available-for-sale, net of reclassi- fications and tax effects	—	—	—	175	175
Total Comprehensive income					743
Cash Dividends ($.04 per share)	—	—	(27)	—	(27)
Purchase of stock	(1,230)	(48)			(48)
Stock options vested	250	4	—	—	4

Balance at March 31, 2004	681,824	$8,087	$6,885	$453	$15,425

See accompanying notes to condensed consolidated financial statements.

5.

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months ended March 31, 2005 and 2004

(In thousands)

(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$575	$568
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	—	—
Depreciation and amortization	72	74
Premium amortization on securities, net	54	93
Gain on sales of securities	—	(33)
Federal Home Loan Bank stock dividends	(141)	—
Change in interest receivable and other assets	(136)	(182)
Change in interest payable and other liabilities	270	339

Net cash from operating activities	694	859

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available-for-sale	—	5,527
Proceeds from maturities and calls of securities	1,507	3,251
Purchases of securities available-for-sale	—	(530)
Proceeds from maturities of certificates of deposit	—	—
Purchases of certificates of deposit	—	—
Net change in loans receivable	1,518	(5,294)
Proceeds from sale of other real estate owned	—	—
Property and equipment expenditures	(591)	(155)

Net cash from investing activities	2,434	2,799

CASH FLOWS FROM FINANCING ACTIVITIES
Change in deposits	12,190	(547)
Change in federal funds purchased	—	—
Change in securities sold under agreements to repurchase	—	(125)
Change in borrowings	—	—
Exercise of stock options	—	4
Purchases of common shares	—	(48)
Dividends paid	(33)	(27)

Net cash used in financing activities	12,157	(743)

Change in cash and cash equivalents	15,285	2,915

Cash and cash equivalents at beginning of period	8,509	11,851

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,794	$14,766

See accompanying notes to condensed consolidated financial statements.

6.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

March 31, 2005 and 2004

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements. The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented. Results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial period and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in Community Financial Shares, Inc.’s (the Company) annual report on Form 10-K for 2004 filed with the U.S. Securities and Exchange Commission. The condensed consolidated balance sheet of the Company as of December 31, 2004 has been derived from the audited consolidated balance sheet as of that date.

NOTE 2 – EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2005	2004
Net income (in thousands)	$575	$568

Weighted Average Shares outstanding	683,069	681,907
Effect of dilutive securities: Stock options	5,252	3,551

Shares used to compute diluted earnings per share	688,321	685,458

7.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

March 31, 2005 and 2004

NOTE 2 – EARNINGS PER SHARE (Continued)

Earnings per share:

Basic	$0.84	$0.83
Diluted	0.84	0.83

Options to purchase 21,200 shares at March 31, 2004 were included in the earnings per share calculation and 23,075 shares as of March 31, 2005.

NOTE 3 – CAPITAL RATIOS

At the dates indicated, the Company’s capital ratios were:

	March 31, 2005		December 31, 2004
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$21,953	12.4%	$21,477	12.3%
Tier I capital (to risk-weighted assets)	20,651	11.7%	20,110	11.5%
Tier I capital (to average assets)	20,651	8.4%	20,110	7.9%

At the dates indicated, the Company and the Bank were categorized as well capitalized and management is not aware of any conditions or events since the most recent notification that would change the Company’s or Bank’s categories.

8.

COMMUNITY FINANCIAL SHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting the financial condition and results of operations of the Company for the periods indicated. The discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed elsewhere in this report.

Overview

Community Financial Shares, Inc. is the holding company for Community Bank Wheaton/ Glen Ellyn. The Company is headquartered in Glen Ellyn, Illinois and operates three offices in its market. One location is in Glen Ellyn and two, including a recently completed facility, are located in Wheaton. The new Wheaton location was opened on March 26, 2005.

The Company is in the construction phase of remodeling and expanding its main headquarters located in Glen Ellyn. The Company continues to explore expansion opportunities within its designated market area as opportunities arise.

The Company’s principal business is conducted by the Bank and consists of a full range of community-based financial services, including commercial and retail banking. The profitability of the Company’s operations depends primarily on its net interest income, provision for loan losses, other income, and other expenses. Net interest income is the difference between the income the Company receives on its loan and securities portfolios and its cost of funds, which consists of interest paid on deposits and borrowings. The provision for loan losses reflects the cost of credit risk in the Company’s loan portfolio. Other income consists of service charges on deposit accounts, mortgage origination fees, securities gains (losses), and other income. Other expenses include salaries and employee benefits, as well as occupancy and equipment expenses and other noninterest expenses.

Net interest income is dependent on the amounts and yields of interest-earning assets as compared to the amounts of and rates on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the Company’s asset/liability management procedures in coping with such changes. The provision for loan losses is dependent upon management’s assessment of the collectibility of the loan portfolio under current economic conditions.

The Company’s net income for the three months ended March 31, 2005, was $575,000, or $.84 per common share, compared to net income of $568,000, or $.84 per common share for the three months ended March 31, 2004.

9.

COMMUNITY FINANCIAL SHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the year ended December 31, 2004. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

Allowance for Credit Losses- The allowance for credit losses provides coverage for probable losses inherent in the Company’s loan portfolio. Management evaluates the adequacy of the allowance for credit losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management’s estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

The Company determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience. The allowance recorded for homogeneous consumer loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences, and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for credit losses relating to impaired loans is based on the loan’s observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan’s effective interest rate.

Regardless of the extent of the Company’s analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors including inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors. The Company estimates a range of inherent losses related to the existence of these exposures. The estimates are based upon the Company’s evaluation of imprecision risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

10.

COMMUNITY FINANCIAL SHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Stock Compensation- Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The effect on net income and earnings per share if expense was measured using the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, was not material in 2004, 2003 or 2002.

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

CONSOLIDATED FINANCIAL CONDITION

Total assets at March 31, 2005 were $252.1 million contrasted to $239.4 million at December 31, 2004, an increase of $12.7 million, or 5.3%. This increase in total assets is reflected in the growth of interest bearing deposits and federal funds sold which grew by $6.6 million and $6.8 million respectively. Total loans at March 31, 2005 were $163.6 million reflecting a slight decrease of $1.5 million from December 31, 2004. Securities available-for-sale reflected a similar decline of $1.7 million over December 31 ending at $38.8 million. This decline was due to maturities and call options being exercised during the quarter.

Total liabilities at March 31, 2005 were $235.0 million compared to $222.7 million at December 31, 2004, an increase of $12.3 million, or 5.5%. This increase in total liabilities was a result of

11.

COMMUNITY FINANCIAL SHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

increases in deposits of $12.2 million primarily due to a premium rate certificate of deposit promotion which occurred during the quarter. While the additional funds are currently invested in overnight funds, additional loan demand is anticipated to occur during the second quarter. These excess funds will provide adequate liquidity to fund this additional growth.

Total equity was $17.1 million at March 31, 2005 compared to $16.7 million at December 31, 2004. This increase in equity was the result of $575,000 of additional retained earnings from net income for the quarter ended March 31, 2005 and a decrease of $186,000 in accumulated other comprehensive income, net of tax, caused by a reduction in the valuation of the Company’s investment portfolio.

CONSOLIDATED RESULTS OF OPERATIONS

Net income for the first quarter of 2005 was $575,000, or $.84 per share, a 1.2% increase compared to $568,000, or $.83 per share, in the first quarter of 2004. The increase in net income for the quarter was primarily the result of an increase in net interest income of $127,000 which has been partially offset by increased expenses surrounding the opening of the Company’s new branch facility.

The annualized return on average assets was .96% in the first quarter of 2005 compared to ..97% in the first quarter of 2004. The annualized return on average equity decreased to 13.6% in the first quarter of 2005 from 15.4% in the first quarter of 2004.

NET INTEREST INCOME

Net interest income was $2.2 million for the three months ended March 31, 2005 and $2.1 million for the same period in 2004. Total interest income increased to $3.0 million for the three months ended March 31, 2005 from $2.8 million in 2004. This increase was primarily the result of increased loan demand and rising interest rates.

Total interest expense also reflected the rising rate environment increasing to $0.8 million for the three months ended March 31, 2005 from $0.6 million in 2004.

The Company’s net interest margin was 4.13% for the three months ended March 31, 2005 and 3.95% a year earlier. The yield on average earning assets increased to 5.57% for the three months ended March 31, 2005 from 5.16% for the same period ended March 31, 2004, a 41 basis point increase. This increase was partially offset by an increase in the cost of funds to 1.43% from 1.20% paid for the same period ended March 31, 2004, a 23 basis point increase.

PROVISION FOR LOAN LOSSES

There was no additional provision for loan losses in the first quarter of 2005 as was the case in 2004. As of March 31, 2005, the allowance for loan losses totaled $1.3 million, or .79% of total loans, this is down slightly from .82% as of December 31, 2004. Nonaccrual loans increased from $21,000 at December 31, 2004 to $200,000 at March 31, 2005 but remain a very small percentage of total loans at 0.12%. Management feels that the bank is well collateralized and expects nominal losses on the credits.

12.

COMMUNITY FINANCIAL SHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The amounts of the provision and allowance for loan losses are influenced by a number of factors, including current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. Along with other financial institutions, management shares a concern for the possible continued weak economy for the remainder of 2004. Even though there have been various signs of emerging strength in the economy, it is not certain that this strength will be sustainable. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge- offs, and delinquencies could rise and require increases in the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions.

Management has concluded that the allowance for loan losses is adequate at March 31, 2005.

However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

NONINTEREST INCOME

The Company’s non interest income totaled $318,000 for the three months ended March 31, 2005 compared to $328,000 for the same period in 2004, a decrease of $10,000 or 3.0%. The decrease in non-interest income was primarily due to a decline in mortgage origination fees to $36,000 from $91,000 for the same period in 2004. The decline in mortgage origination is mostly a reflection of the changes in the market due to rising interest rates. Service charges on deposit accounts of $121,000 are down $22,000 or 15.4% from last year. Offsetting some of these declines was an increase in other service charges and fees of $111,000 primarily due to the company’s investment in bank owned life insurance.

NONINTEREST EXPENSE

The Company’s non interest expense was $1.7 and $1.6 million for the three months ended March 31, 2005 and 2004. Salaries and benefits, the largest component of non interest expense, increased $97,000, or 10.7%, to $1.0 million. The increased expense was a result of additions to staff for the new facility as well as increased costs associated with group health insurance. Increases in occupancy and equipment expense of $18,000, data processing expense of $35,000, and advertising expense of $4,000, were offset by decreases in other expenses of $57,000. Equipment and data processing expenses continue to increase as a result of the Company’s commitment to staying on top of new technology. The decline in other expenses is mostly due to a decline of $38,000 in expenses related to resolving problem loan issues which originated during prior years.

13.

COMMUNITY FINANCIAL SHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, repurchase agreements, and proceeds from principal and interest payments on loans and securities. While maturities and scheduled amortization of loans and securities and calls of securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company generally manages the pricing of its deposits to be competitive and to increase core deposit relationships.

Liquidity management is both a daily and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities, and (iv) the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits and short- and intermediate-term U.S. government and agency obligations.

The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given year. At March 31, 2004, cash and short-term investments totaled $35.4 million. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize the sale of securities available-for-sale, federal funds lines of credit from correspondent banks, and borrowings from the Federal Home Loan Bank of Chicago and Bank One.

The following table discloses contractual obligations of the Company as of March 31, 2005:

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

14.

COMMUNITY FINANCIAL SHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

15.

COMMUNITY FINANCIAL SHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

This document (including information incorporated by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

•	The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company’s assets.

•	The economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks.

•	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters.

•	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of the Company’s assets) and the policies of the Board of Governors of the Federal Reserve System.

•	The ability of the Company to compete with other financial institutions as effectively as the Company currently intends due to increases in competitive pressures in the financial services sector.

•	The inability of the Company to obtain new customers and to retain existing customers.

16.

COMMUNITY FINANCIAL SHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT (Continued)

•	The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.

•	Technological changes implemented by the Company and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers.

•	The ability of the Company to develop and maintain secure and reliable electronic systems.

•	The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

•	Consumer spending and saving habits which may change in a manner that affects the Company’s business adversely.

•	Business combinations and the integration of acquired businesses which may be more difficult or expensive than expected.

•	The costs, effects and outcomes of existing or future litigation.

•	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

•	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

17.

COMMUNITY FINANCIAL SHARES, INC. AND SUBSIDIARIES

QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company monitors and manages risks associated with changes in interest rates and mismatched asset and deposit maturities. Significant changes in rates can adversely affect net interest income, market value of securities, and the economic value of equity. Based on the Company’s current simulation model, the following schedule indicates the estimated effects of an immediate upward rate shift of 100, 200 and 300 basis points as of March 31, 2005:

	100 Basis Point Rate Shift Up	200 Basis Point Rate Shift Up	300 Basis Point Rate Shift Up
Net interest income	+6.7%	+13.4%	+20.1%
Market value of securities	-5.8%	-11.4%	-16.8%

Based on the Company’s current simulation model, the following schedule indicates the estimated effects of an immediate downward rate shift of 50, 100, 200 basis points as of March 31, 2005:

	50 Basis Point Rate Shift Down	100 Basis Point Rate Shift Down	100 Basis Point Rate Shift Down
Net interest income	-1.7%	-4.1%	-10.2%
Market value of securities	+1.3%	+2.2%	+4.2%

All measures of interest rate risk are within policy guidelines.

18.

COMMUNITY FINANCIAL SHARES, INC. AND SUBSIDIARIES

QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4: CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2005. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

19.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d- 14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d- 14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

20.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL SHARES, INC.
(Registrant)

/s/ Donald H. Fischer
Donald H. Fischer
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Scott W. Hamer
Scott W. Hamer
Chief Financial Officer
(Principal Financial Officer)

21.