Form 10-K/A
period 2004-12-31
COMMUNITY FINANCIAL SHARES INC
filed 2005-07-22
CIK 1123735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Amendment 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number: 0-51296

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

The Company is located in the village of Glen Ellyn in DuPage County in Illinois. Glen Ellyn is a suburb of Chicago and is located approximately 20 miles directly west of the city. The combined population of Wheaton and Glen Ellyn is approximately 82,000 while the county of DuPage currently has approximately 900,000 residents. The median household income within the Bank’s market area is above $65,000 which is higher than the area average. The economic base of both communities is comprised primarily of professionals and service related industry. There are no dominant employers in the area however, the DuPage County offices as well as the College of DuPage, both of which are nearby, are likely the largest. The local economy remains strong and this strength is reflected in the local real estate values which have been rising steadily over the past several years.

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

The Improvement Act of 1991 established a system of prompt corrective action to resolve the problems of undercapitalized depository institutions. Under this system, federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The federal banking agencies have also specified by regulation the relevant capital levels for each of the categories. Each depository institution is placed within one of these categories and is subject to differential regulation corresponding to the capital category within which it falls.

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

The Bank, for secondary market residential loans, generally makes one-to-four family residential mortgage loans in amounts not to exceed 80% of the appraised value or sale price, whichever is less, of the property securing the loan, or up to 95% if the amount in excess of 80% of the appraised value is secured by private mortgage insurance, or 80% to 85% with an increased interest rate. The Bank usually receives a service release fee of 1.0% to 1.5% on one-to-four family residential mortgage loans.

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

The following table presents information relating to the Company’s purchases of its common stock during 2004, as follows;

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under the Plans or Programs
January 1-31, 2004	1,210[1]	39.00	0	0
February 1-28, 2004	0	0	0	0
March 1-31, 2004	0	0	0	0
April 1-30, 2004	0	0	0	0
May 1-31, 2004	0	0	0	0
June 1-30, 2004	0	0	0	0
July 1-31, 2004	0	0	0	0
August 1-31, 2004	0	0	0	0
September 1-30, 2004	0	0	0	0
October 1-31, 2004	0	0	0	0
November 1-30, 2004	0	0	0	0
December 1-31, 2004	0	0	0	0

[1]	The 1,210 shares purchased in January 2004 were retired.

While there is no established market for the Company’s securities, there are a limited number or trades which have occurred in the past. The share prices of these trades are reflected in the data below.

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

(Dollar amounts in thousands, except per share data)

	2004	2003	2002	2001	2000
Statement of Income
Interest income	$11,500	$10,850	$11,011	$11,458	$11,025
Interest expense	2,648	3,107	3,558	5,422	5,372

Net interest income	8,852	7,743	7,453	6,036	5,653
Provision for loan losses	(50)	(30)	(1,544)	(393)	(365)
Non-interest income	1,191	1,349	1,266	1,010	546
Non-interest expense	(6,629)	(6,122)	(5,335)	(4,690)	(4,149)

Income before income taxes	3,364	2,940	1,840	1,963	1,685
Income tax expense	1,073	995	632	615	601

Net income	$2,291	$1,945	$1,208	$1,348	$1,084

Balance sheet – year-end balances
Total assets	$239,395	$234,547	$203,806	$182,286	$167,913
Securities	40,710	54,592	25,604	21,420	40,536
Loans, net	165,056	149,037	143,307	131,066	112,324
Deposits	211,373	212,778	184,314	165,815	139,359
Subordinated debentures	3,609	3,609	3,609	—	—
Stockholders’ equity	16,723	14,755	13,036	11,601	10,131

Balance sheet - average balances
Total assets	$234,974	$222,063	$190,536	$168,266	$148,857
Securities	43,931	41,560	22,000	24,668	37,028
Loans, net	158,568	140,452	142,071	121,781	100,084
Deposits	210,862	201,409	171,864	150,174	127,137
Federal Home Loan Bank advances	2,829	2,000	2,303	4,341	9,880
Subordinated debentures	3,500	3,500	1,812	—	—
Stockholders’ equity	15,955	14,124	12,629	10,912	9,252

Per share data
Basic earnings per share	$3.36	$2.85	$1.77	$1.99	$1.60
Diluted earnings per share	3.34	2.83	1.76	1.97	1.59
Cash dividends per share	0.19	0.14	0.12	0.10	0.10
Book value per share at year end	24.48	21.61	19.15	17.05	14.96

Cash dividends and average shares outstanding
Cash dividends	$130	$95	$82	$68	$68
Weighted average common shares outstanding	682,002	682,611	680,894	678,965	677,084
Selected financial ratios
Average loans to average deposits	74.42%	69.73%	82.67%	81.09%	78.72%
Allowance for loan losses to total loans	0.82%	1.11%	1.21%	0.86%	0.91%

Allowance for loan losses to nonperforming loans	0.72%	1.75%	2.04%	0.50%	0.29%

Average equity to average assets	6.72%	6.08%	6.63%	6.49%	6.22%
Return on average assets	0.98%	0.85%	.63%	0.80%	0.73%
Return on average equity	14.51%	14.13%	9.57%	12.35%	11.72%
Net interest margin (1)	4.02%	3.75%	4.12%	3.85%	4.08%
Dividend payout ratio (2)	5.67%	4.88%	6.79%	5.04%	6.27%

(1)	Net interest income divided by average interest-earning assets
(2)	Cash dividends per share divided by net income per share.

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

The statements contained in this management’s discussion and analysis that are not historical facts are forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiary bank include, but are not limited to, changes in: interest rates; general economic conditions; legislation; regulations; monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company’s market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

FINANCIAL CONDITION

AVERAGE ASSETS AND LIABILITIES

Since its opening, the Bank has experienced considerable growth in deposits, earning assets, and total assets. Over the period from 2000 through 2004, total assets have grown by 57.9% or an annual average of 14.5%. Despite this rapid growth over the last four years, the rate of growth has begun to slow down as witnessed by the 3.7% increase in 2004 from 2003. Economic and demographic factors continued to be generally positive in the Company’s market area in 2004, but the local competition continues to increase at a high rate making growth increasingly harder to achieve. Despite the lack of asset growth, the company experienced a substantial increase in loan demand reflected in a 11.7% increase over 2003. Average annual loan growth since 2000 of 14.2% has proved to be beneficial to the company’s financial performance. The corresponding average annual growth in deposits of 16.5% has provided a ready means by which to fund the growth in loans.

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

	2004		2003		2002
	Average Balance	Yield/ Rate (%)	Average Balance	Yield/ Rate (%)	Average Balance	Yield/ Rate (%)
Interest-earning assets:
Federal funds sold	$2,596	1.15%	$13,756	0.99%	$6,486	1.45%
Taxable securities	33,367	3.09%	31,359	2.98%	13,863	4.99%
Tax-exempt securities	10,564	4.21%	10,201	4.32%	8,137	4.71%
Loans	158,568	5.69%	140,452	6.10%	142,071	6.60%
Interest-bearing deposits	5,139	1.38%	1,406	0.95%	0	0.00%
FHLB stock	9,886	7.62%	9,290	6.18%	8,751	5.27%

Total interest-earning assets	220,120	5.16%	206,464	5.17%	179,308	6.14%

Non-interest-earning assets:
Cash and due from banks	5,641		6,525		5,757
Premises and equipment	7,363		6,408		5,535
Allowance for loan losses	(1,646)		(1,671)		(1,493)
Other assets	3,496		4,337		1,429

Total non-interest- earning assets	14,854		15,599		11,228

Total assets	$234,974		$222,063		$190,536

Interest-bearing liabilities:
Deposits
NOW	$31,518	0.35%	$29,672	0.65%	$26,278.97%
Savings	38,217	0.55%	41,774	0.90%	40,710	1.45%
Money market	74,216	1.44%	67,906	1.86%	40,691	2.49%
Time	39.090	2.46%	37,622	2.72%	41,851	3.44%
FHLB advances	2,829	3.46%	2,000	3.75%	2,303	5.08%
Federal funds purchased and repurchase agreements	17	1.82%	22	2.27%	90	2.22%
Notes payable	0	0.00%	0	0.00%	989	4.25%
Subordinated debentures	3,500	5.16%	3,500	4.88%	1,812	5.46%

Total interest-bearing Liabilities	189,387	1.39%	182,496	1.70%	154,724	2.30%

Non-interest-bearing liabilities:
Demand deposits	28,378		24,435		22,334
Other liabilities	1,254		1,008		849
Stockholders’ equity	15,955		14,124		12,629

Total liability and stockholders’ equity	$234,974		$222,063		$190,536

Net interest spread		3.77%		3.47%		3.84%
Net interest income to average interest-earning assets		4.02%		3.75%		4.12%

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

RESULTS OF OPERATIONS

OVERVIEW

For the year ended December 31, 2004, the Company earned $2,291,000 or $3.34 per diluted share, compared to $1,945,000 or $2.83 per share in 2003. This represents a 17.79% increase in net income over 2003. Comparing 2003 results to the prior period shows an increase in earnings of 61.0% or $1.07 per diluted share. Overall earnings have more than doubled from 2000 increasing from $1.60 per share to $3.34 per share. The earnings increase in 2004 was primarily due to improvements in net interest income which increased by $1,109,000 from $7,743,000 in 2003. The increase in net interest income was partially offset by an 8.2% increase in non-interest expenses ending at $6,629,000 and a decline of 12.2% in non-interest income which finished at $1,191,000.

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

Net interest income in 2004 was $8.9 million, compared to $7.7 million in 2003 and $7.5 million in 2002. The Company’s net interest income expressed as a percentage of average interest-earning assets (net interest margin) was 4.02% in 2004 compared to 3.75% in 2003 and 4.12% in 2002. The $1,109,000 increase in net interest income in 2004 resulted from favorable changes in interest-earning asset and interest-bearing liability volumes of $1,035,000 and favorable rate variances of $74,000. The $290,000 increase in 2003 from 2002 resulted from favorable changes in interest-earning asset and interest-bearing liability volumes of $298,000 and unfavorable rate variances of $8,000

Growth in average loans, the Company’s highest yielding assets, was 12.9% in 2004. The yield on loans declined to 5.69% in 2004 compared to 6.10% in 2003 which in turn represented a decline from 2002 yield of 6.60%. The steady decline in yield on loans is reflective of the general declines in interest rates over the same period. The yield on total earning assets was 5.16% in 2004 and 5.17% in 2003. Growth in average earning assets of 6.6% helped to offset the lower yields earned on those assets which resulted in increased interest income of $650 thousand. Despite growth in all categories of interest bearing deposits except savings deposits, the significant decline in interest rates and a continued limited reliance upon FHLB advances as a funding source reduced the cost of total interest bearing liabilities in 2004. The rate on total interest-bearing liabilities decreased 31 basis points to 1.39% from 1.70% in 2003. This continued the downward trend established in 2003 when the rate on interest bearing liabilities fell 60 basis points from 2.30% in 2002. Total interest expense decreased 14.8% from 2003 to 2004 and by 12.7% from 2002 to 2003.

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

CONTRACTUAL OBLIGATIONS

The following tables disclose contractual obligations and commercial commitments of the Company as of December 31, 2004:

(Dollars in Thousands)	2005	2006	2007	2008	2009	2010 and after	Total
Federal Home Loan Bank Advances	$0	2,000	2,000		2,000		$6,000
Subordinated debentures						3,609	3,609
Data Processing[1,2]	$536	442					978
Branch Facility Construction	$900						900

Total	$1,436	2,442	2,000		2,000	3,609	$11,487

(1)	Estimated contract amount based on transaction volume. Actual expense was $484,000 and $437,000 in 2004 and 2003 respectively.
(2)	Contract expires September 31, 2006.

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

The Company’s primary market areas for lending are north-central and east-central Indiana and Columbus, Ohio. When evaluating the adequacy of allowance, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Company’s customers.

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
Oak Brook, Illinois
February 21, 2003

(Continued)

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

Loans and Loan Income: Loans are stated net of the allowance for loan losses and deferred origination fees and costs. Interest on loans is accrued over the term of the loan based on the amount of principal outstanding. Loan origination fees and costs are amortized over the loan term as a yield adjustment. When serious doubt exists as to the collectibility of a loan, the accrual of interest is discontinued, typically when the loan is impaired or when payments are past due over 90 days (180 days for residential mortgages), unless the loan is well-secured and in the process of collection. Payments received on such loans are reported as principal reductions. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Securities classified as U. S. government agencies include notes issued by government-sponsored enterprises that are not guaranteed by the full faith and credit of the U.S. Government such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank. The SBA-guaranteed securities are pools of the loans guaranteed by the Small Business Administration.

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

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004 and 2003:

2004 Description of Securities	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. government agencies	$5,534	$(14)	$4,443	$(56)	$9,977	$(70)
State and political subdivisions	336	(1)	1,263	(26)	1,599	(27)
Mortgage-backed securities	3,264	(32)	10,828	(216)	14,092	(248)

Total temporarily impaired securities	$9,134	$(47)	$16,534	$(298)	$25,668	$(345)

2003 Description of Securities	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. government agencies	$5,434	$(78)	$—	$—	$5,434	$(78)
State and political subdivisions	1,342	(43)	—	—	1,342	(43)
Mortgage-backed securities	14,372	(173)	871	(6)	15,243	(179)

Total temporarily impaired securities	$21,148	$(294)	$871	$(6)	$22,019	$(300)

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

NOTE 16 - CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	December 31,
	2004	2003
Assets
Cash on deposit with the Bank	$768	$1,133
Investment in common stock of the Bank	19,183	16,926
Other assets	384	307

Total assets	$20,335	$18,366

Liabilities
Long-term debt	$3,609	$3,609
Other liabilities	3	2

Total liabilities	3,612	3,611

Stockholders’ Equity	16,723	14,755

Total liabilities and stockholders’ equity	$20,335	$18,366

NOTE 16 - CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (Continued)

Condensed Statements of Income

	Year Ending December 31,
	2004	2003	2002
Income	$10	$16	$7

Expenses
Interest expense	180	170	118
Other expenses	43	77	85

Total expenses	223	247	203

Loss Before Income Tax and Equity in Undistributed Income of the Bank	(213)	(231)	(196)

Income Tax Benefit	(83)	(90)	(76)

Loss Before Equity in Undistributed Income of the Bank	(130)	(141)	(120)

Equity in Undistributed Income of the Bank	2,421	2,086	1,328

Net Income	$2,291	$1,945	$1,208

Condensed Statements of Cash Flows

	Year Ending December 31,
	2004	2003	2002
Operating Activities
Net income	$2,291	$1,945	$1,208
Equity in undistributed income of the Bank	(2,421)	(2,086)	(1,328)
Dividend from Bank	—	—	130
Other changes	(77)	(8)	(117)

Net cash used in by operating activities	(207)	(149)	(107)

Investing Activity - capital contribution to the Bank	—	—	(1,000)

Financing Activities
Proceeds from issuance of subordinated debentures	—	—	3,500
Repayment of debt	—	—	(1,000)
Purchase of stock	(48)	(13)	—
Exercise of stock options	20	31	26
Dividends paid	(130)	(95)	(82)

Net cash provided by (used in) financing activities	(158)	(77)	2,444

Net Change in Cash on Deposit With the Bank	(365)	(226)	1,337

Cash on Deposit With the Bank at Beginning of Year	1,133	1,359	22

Cash on Deposit With the Bank at End of Year	$768	$1,133	$1,359

NOTE 17 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain quarterly results for the years ended December 31, 2004 and 2003:

Quarter Ended	Interest Income	Interest Expense	Net Interest Income	Provision for Loan Losses	Net Income	Earnings Per Share
						Basic	Diluted
2004
March	$2,763	$648	$2,115	$—	$568	$0.83	$0.83
June	2,787	642	2,145	—	565	0.83	0.82
September	2,832	653	2,178	—	590	0.87	0.86
December	3,118	705	2,414	50	568	0.83	0.83

	$11,500	$2,648	$8,852	$50	$2,291	$3.36	$3.34

2003
March	$2,569	$848	$1,721	$—	$426	$0.62	$0.62
June	2,740	889	1,851	—	509	0.75	0.74
September	2,799	723	2,076	20	544	0.79	0.79
December	2,742	647	2,095	10	466	0.69	0.68

	$10,850	$3,107	$7,743	$30	$1,945	$2.85	$2.83

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

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation Awards
Name and Principal Positions as of December 31, 2004	Year	Salary ($)		Bonus ($)		Securities Underlying Options (#)	All Other Compensation ($)(1)
Donald H. Fischer, Chairman, President Chief Executive Officer	2004 2003 2002	$ $ $	200,000 189,000 181,500	$ $ $	35,438 33,578 40,528	0 0 0	$ $ $	30,841 30,265 22,365

Christopher P. Barton, Vice President, Secretary	2004 2003 2002	$ $ $	106,520 102,423 98,200	$ $ $	19,206 18,480 20,644	0 0 0	$ $ $	17,034 16,335 11,244

Scott W. Hamer, Vice President, Chief Financial Officer, Assistant Secretary	2004 2003 2002	$ $	94,050 62,769	$ $	12,481 3,188	$0 2,200		$5,947 0

William M. Mucker, Vice President, Assistant Secretary	2004 2003 2002	$ $	114,037 97,096	$ $	17,188 7,425	$0 2,200		$10,940 0

(1)	The compensation reported represents Company contributions to the Company’s Profit Sharing Plan and the Company’s 401(k) Plan. For 2004, the Company’s contributions were as follows: Mr. Fischer - $28,441 profit sharing and $2,400 401(k) pension; Mr. Barton - $16,874 profit sharing and $160 401(k) pension; Mr. Hamer - $4,957 profit sharing and $990 401(k) pension; Mr. Mucker - $9,015 profit sharing and $1,924 401(k) pension.

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

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL

YEAR-END OPTION VALUES

	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)(2)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Donald H. Fischer	0	0
Christopher P. Barton	0	0	1,200	1,000	$29,100	$24,500
William M. Mucker	0	0	150	2,050	$1,200	$16,400
Scott W. Hamer	0	0	150	2,050	$1,200	$16,400

(1)	Represents the difference between the price of the common stock on the date of the exercise and the option exercise price multiplied by the number of shares acquired on exercise.
(2)	Represents the difference between $43.00 (the price at which common stock last traded prior to December 31, 2004) and the option exercise price multiplied by the number of shares of common stock covered by the options held. All options are in-the-money with Mr. Barton’s exercise price at $18.50 per share, Mr. Mucker’s and Mr. Hamer’s exercise price is $35.00 per share.

COMPENSATION OF DIRECTORS

Directors of the Company were paid a fee of $650 for each Board meeting attended in 2004. There were 14 meetings held during 2004. In addition, directors were paid an annual retainer of $1,500. Non-employee directors of the Company are eligible to receive options to purchase shares of common stock under the Option Plan. Under the Option Plan, each non-employee director received an automatic grant of an option to purchase 750 shares of common stock at the time he or she was first elected or appointed as a director of the Company. All options are granted at the market value of the common stock on the date of the grant and become exercisable in annual cumulative installments, commencing one year from the date of grant, with full vesting occurring on the fifth anniversary of the date of grant. The directors of the Company may also participate in a director’s retainer retirement program. This program provides each director with 10 annual payments beginning at age 75, or later if maintaining a position on the board. The amount of the annual benefit varies based on the number of years each director has served on the Company’s board as well as their years to retirement and range from $2,600 up to $21,320.

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

Consolidated Balance Sheets as of December 31, 2004, 2003 and 2002.

Consolidated Statements of Income for the years ended December 31, 2004 and 2003.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

(a)(3) The exhibits listed on the Exhibit Index beginning on page 64 of this Form 10-K are filed herewith or are incorporated herein by reference to other filings. Each management contract or compensatory plan or arrangement of the Company listed on the Exhibit Index is separately identified by an asterisks.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY FINANCIAL SHARES, INC.
Registrant

By	/s/ Donald H. Fischer
Donald H. Fischer, Chairman of the
Board, President and Chief Executive
Officer

Date July 21, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on July 21, 2005 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ Donald H. Fischer Donald H. Fischer	Chairman of the Board, President & Chief Executive Officer (Principal Executive)

/s/ Scott W. Hamer Scott W. Hamer	Vice President, Chief Financial Officer and Principal Accounting Officer

/s/ Christopher P. Barton Christopher P. Barton	Vice President and Secretary

/s/ William F. Behrmann William F. Behrmann	Director

/s/ Penny A. Belke Penny A. Belke	Director

/s/ H. David Clayton H. David Clayton	Director

/s/ Raymond A. Dieter, Jr. Raymond A. Dieter, Jr.	Director

/s/ Harold W. Gaede Harold W. Gaede	Director

/s/ Mary Beth Moran Mary Beth Moran	Director

/s/ Joseph S. Morrissey Joseph S. Morrissey	Director

/s/ John M. Mulherin John M. Mulherin	Director

EXHIBITS INDEX

		EXHIBIT NUMBER	EXHIBIT
Item 3.	Articles of Incorporation and By-Laws	3.1	Certificate of Incorporation of Community Financial Shares, Inc. (incorporated by reference to Annex B to the Company’s Registration Statement on Form S-4, File No. 333-46622, filed September 26, 2000).

		3.2	Bylaws of Community Financial Shares, Inc. (incorporated by reference to Annex B to the Company’s Registration Statement on Form S-4, File No. 333-46622, filed September 26, 2000).

Item 4.	Instruments defining the rights of security holders, including indentures	4.1	Certificate of Incorporation of Community Financial Shares, Inc., is included in Item 3.1.

		4.2	Bylaws of Community Financial Shares, Inc., is included in Item 3.2.

		4.3	Community Bank–Wheaton/Glen Ellyn Non-Qualified Stock Option Plan, as amended effective April 29, 1999 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).*

Item 10.	Material Contracts	10	Form of Community Bank Directors Retirement Plan as executed by each Director of the Company (incorporated by reference to Exhibit 10 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).*

Form of change of control letter agreement with certain officers. (Incorporated by reference from Community Financial Shares, Inc., Form 10-QSB for the quarterly period ended June 30, 2002, Exhibit 10.)*

Item 21.	Subsidiaries of the Issuer	**21	Subsidiaries of the Company.

Item 31	Certification of the Issuer	**31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

		**31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Item 32	Section 1350 Certifications	**32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

	Section 1350 Certifications	**32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

*	Denotes management contract or compensatory plan.
**	Exhibit filed herewith.