Form 10-Q
period 2005-06-30
COMMUNITY FINANCIAL SHARES INC
filed 2005-08-15
CIK 1123735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from              to

Commission file number 0-51296

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date: As of July 19, 2005, the Registrant had outstanding 683,839 shares of common stock, no par value per share.

COMMUNITY FINANCIAL SHARES, INC.

Form 10-Q Quarterly Report

2.

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and due from banks	$7,451	$5,354
Interest bearing deposits	4,599	2,655
Federal funds sold	2,000	500

Cash and cash equivalents	14,050	8,509
Securities available-for-sale	39,248	40,710
Loans, less allowance for loan losses of $1,138 and $1,367	177,867	165,056
Federal Home Loan Bank stock	10,512	10,232
Premises and equipment, net	9,641	8,232
Cash value of life insurance	5,121	5,006
Interest receivable and other assets	1,807	1,650

Total assets	$258,246	$239,395

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$228,679	$211,373
Federal Home Loan Bank advances	6,000	6,000
Subordinated debentures	3,609	3,609
Interest payable and other liabilities	2,298	1,690

Total liabilities	240,586	222,672

Shareholders’ equity
Common stock - no par value, 900,000 shares authorized; 683,839 and 683,069 issued and outstanding	—	—
Paid-in capital	8,107	8,103
Retained earnings	9,426	8,507
Accumulated other comprehensive income	127	113

Total shareholders’ equity	17,660	16,723

Total liabilities and shareholders’ equity	$258,246	$239,395

See accompanying notes to condensed consolidated financial statements.

3.

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Six Months ended June 30, 2005 and 2004

(In thousands, except share and per share data)

(Unaudited)

	Three months Ended June 30,		Six months Ended June 30,
	2005	2004	2005	2004
Interest income
Loans	$2,694	$2,257	$5,174	$4,459
Securities
Taxable	239	253	505	534
Exempt from federal income tax	113	112	218	227
Federal funds sold	43	8	54	10
Federal Home Loan Bank dividends and other	190	158	348	322

Total interest income	3,279	2,788	6,299	5,552

Interest expense
Deposits	888	581	1,541	1,162
Federal Funds Purchased	—	—	13	—
Federal Home Loan Bank advances and other borrowed funds	58	18	115	43
Subordinated debentures	64	42	118	84

Total interest expense	1,010	641	1,787	1,289

Net interest income	2,269	2,147	4,512	4,263
Provision for loan losses	20	—	20	—

Net interest income after provision for loan losses	2,249	2,147	4,492	4,263

Non-interest income
Service charges on deposit accounts	130	141	251	284
Mortgage origination fees	61	64	97	155
Securities gains	—	—	—	44
Other non-interest income	111	68	272	118

Total non- interest income	302	273	620	601

Non-interest expense
Salaries and employee benefits	1,040	915	2,045	1,823
Net Occupancy and equipment expense	213	169	394	332
Data processing expense	170	135	331	261
Advertising and promotions	109	72	169	128
Professional fees	86	53	167	130
Other operating expenses	300	276	529	562

Total non interest expense	1,918	1,620	3,635	3,236

Income before income taxes	633	800	1,477	1,628

Provision for Income taxes	221	234	490	495

Net income	$412	$566	$987	$1,133

Earnings per Share
Basic	0.60	0.83	1.44	1.66
Diluted	$0.60	$0.82	$1.43	$1.65

Average shares outstanding	683,188	681,845	683,069	681,907
Dividends per share	$0.05	$0.05	$0.10	$0.09

See accompanying notes to condensed consolidated financial statements.

4.

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months ended June 30, 2005 and 2004

(In thousands, except per share data)

(Unaudited)

	Number of Common Shares	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2005	683,069	$8,103	$8,507	$113	$16,723
Net income	—	—	987	—	987
Unrealized net gain on securities available-for-sale, net of reclassifications and tax effects	—	—	—	14	14

Total comprehensive income					1,001

Cash Dividends	—		(68)	—	(68)
Stock options exercised	770	4	—	—	4

Balance at June 30, 2005	683,839	$8,107	$9,426	$127	$17,660

Balance at January 1, 2004	682,804	$8,131	$6,346	$278	$14,755
Net income	—	—	1,133	—	1,133
Unrealized net loss on securities available-for-sale, net of reclassifications and tax effects	—	—	—	(417)	(417)

Total Comprehensive income					716

Cash Dividends	—	—	(62)	—	(62)
Purchase of stock	(1,230)	(48)			(48)
Stock options exercised	250	4	—	—	4

Balance at June 30, 2004	681,824	$8,087	$7,417	$(139)	$15,365

See accompanying notes to condensed consolidated financial statements.

5.

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months ended June 30, 2005 and 2004

(In thousands)

(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$987	$1,133
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	20	—
Depreciation and amortization	169	148
Premium amortization on securities, net	106	177
Gain on sales of securities	—	(33)
Federal Home Loan Bank stock dividends	(280)	(301)
Change in interest receivable and other assets	(299)	218
Change in interest payable and other liabilities	608	49

Net cash from operating activities	1,311	1,391

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available-for-sale	—	5,527
Proceeds from maturities and calls of securities	4,146	9,259
Purchases of securities available-for-sale	(3,262)	(5,538)
Proceeds from maturities of certificates of deposit	495	—
Net change in loans receivable	(12,814)	(9,736)
Property and equipment expenditures	(1,578)	(285)
Net cash from investing activities	(13,013)	(773)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in deposits	17,306	(931)
Change in securities sold under agreements to repurchase	—	(125)
Change in borrowings	—	(2,000)
Exercise of stock options	4	4
Purchases of common shares	—	(48)
Dividends paid	(67)	(61)

Net cash from financing activities	17,243	(3,161)

Change in cash and cash equivalents	5,541	(2,543)

Cash and cash equivalents at beginning of period	8,509	11,851

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,050	$9,308

See accompanying notes to condensed consolidated financial statements.

6.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

June 30, 2005 and 2004

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements. The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented. Results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

NOTE 2 – EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (in thousands)	$412	$566	$987	$1,133

Weighted Average Shares outstanding	683,188	681,845	683,129	681,876
Effect of dilutive securities:
Stock options	5,453	3,818	5,453	3,818

Shares used to compute diluted earnings per share	688,641	685,663	688,582	685,694

7.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

June 30, 2005 and 2004

NOTE 2 – EARNINGS PER SHARE (Continued)

Earnings per share:

Basic	$0.60	$0.83	$1.44	$1.66
Diluted	0.60	0.82	1.43	1.65

NOTE 3 – CAPITAL RATIOS

At the dates indicated, the Company’s capital ratios were:

	June 30, 2005		December 31, 2004
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$22,171	11.8%	$21,477	12.3%
Tier I capital (to risk-weighted assets)	21,033	11.2%	20,110	11.5%
Tier I capital (to average assets)	21,033	8.2%	20,110	7.9%

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

The Company’s net income for the six months ended June 30, 2005, was $987,000, or $1.44 per basic common share, compared to net income of $1,133,000, or $1.66 per basic common share for the six months ended June 30, 2004.

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

NEW ACCOUNTING ISSUES

In June, 2005 the FASB Board decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the FASB staff to issue a staff position (FSP) which will be retitled FSP 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The final FSP will supersede EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” FSP FAS 115-1 will replace guidance in EITF Issue 03-1 on loss recognition with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. FSP FAS 115-1 will clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made.

11.

COMMUNITY FINANCIAL SHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has consistently followed the loss recognition guidance in SFAS No. 115, so the adoption of FSP FAS 115-1 will not have any significant impact on the Company’s financial condition or results of operation.

CONSOLIDATED FINANCIAL CONDITION

Total assets at June 30, 2005 were $258.2 million contrasted to $239.4 million at December 31, 2004, an increase of $18.8 million, or 7.9%. This increase in total assets is reflected in the growth of total loans which grew by $12.9 million, or 7.8%, ending at $177.9 million. Interest bearing deposits and federal funds sold grew by $1.9 million and $1.5 million respectively. Securities available-for-sale reflected a small decline of $1.5 million over December 31 ending at $39.2 million. This decline was due to maturities and call options being exercised during the period.

Total liabilities at June 30, 2005 were $240.1 million compared to $222.7 million at December 31, 2004, an increase of $17.4 million, or 7.8%. This increase in total liabilities was a result of increases in deposits of $17.4 million primarily due to a premium rate certificate of deposit promotion and the opening of the County Farm Road facility. While the pace of deposit growth is expected to moderate over the second half of 2005, it is anticipated that this growth will be sufficient to meet loan demand.

Total equity was $17.7 million at June 30, 2005 compared to $16.7 million at December 31, 2004. This increase in equity was the result of $987,000 of additional retained earnings from net income for the period ended June 30, 2005. Changes in unrealized gains on available-for-sale securities and cash dividends of $68,000 had minimal impact on total equity for the period.

CONSOLIDATED RESULTS OF OPERATIONS

Net income for the first half of 2005 was $987,000, or $1.44 per basic share, a 12.9% decrease compared to $1,133,000, or $1.66 per basic share, in the first half of 2004. The primary reason for the decline in net income was the increase in operating expenses associated with the opening of the County Farm facility. Total County Farm expenses through June 30, 2005 totaled approximately $214,000. Total net income for the quarter ended June 30, 2005 was $412,000 down $154,000, or 27.2% from the same period last year. As was the case with the year to date results, the variation can be attributed to the expense of opening the new facility which occurred during the second quarter.

The annualized return on average assets was .77% in the first half of 2005 compared to .97% in the first half of 2004. The annualized return on average equity decreased to 11.4% in the first half of 2005 from 14.9% in the first half of 2004.

12.

COMMUNITY FINANCIAL SHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income was $4.5 million for the six months ended June 30, 2005 and $4.3 million for the same period in 2004. Despite the decline in net income for the period, the $4.5 million in current net interest income represents an increase of $200,000, or 4.7%, over 2004. Total interest income increased to $6.3 million for the six months ended June 30, 2005 from $5.6 million in 2004. This increase was primarily the result of increased loan demand as well as rising interest rates. Net interest income for the second quarter of $2,2 million represents an increase of $102,000 or 4.8% over the same period in 2004 while interest income rose $491,000 or 17.6% during this time.

Total interest expense was also impacted by the rising rate environment increasing to $1.8 million for the six months ended June 30, 2005 from $1.3 million in 2004. The interest expense associated with the premium rate certificates of deposit also impacted the results. The results for the second quarter show interest expense rising $369,000 or 57.6% from second quarter 2004. Again this change can be attributed to rising rates and the deposit promotion which ran throughout the second quarter of 2005.

The Company’s net interest margin was 4.14% for the six months ended June 30, 2005 and 3.92% a year earlier. The yield on average earning assets increased to 5.47% for the six months ended June 30, 2005 from 5.02% for the same period ended June 30, 2004, a 45 basis point increase. This increase was partially offset by an increase in the cost of funds to 1.55% from 1.14% paid for the same period ended June 30, 2004, a 41 basis point increase.

PROVISION FOR LOAN LOSSES

There was a provision for loan losses of $20,000 in the first half of 2005 as compared to no provision in 2004. As of June 30, 2005, the allowance for loan losses totaled $1.1 million, or .64% of total loans, this is down from .82% as of December 31, 2004. Non-accrual loans decreased from $21,000 at December 31, 2004 to $0 at June 30, 2005. The drop in allowance for loan losses as a percentage of loans is primarily due to a recent charge-off of $200,000 (all of which was specifically reserved) as well as the growth in total loans. It is anticipated that additional provisions will be made at current levels throughout the remainder of 2005 as loans continue to grow.

The amounts of the provision and allowance for loan losses are influenced by a number of factors, including current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. Along with other financial institutions, management shares a concern for the continued uncertainty surrounding the economy for the remainder of 2005. Even though there have been various signs of emerging strength in the economy, it is still not certain that this strength will be sustainable. Should the economic climate deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require increases in the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio,

13.

COMMUNITY FINANCIAL SHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions.

Management has concluded that the allowance for loan losses is adequate at June 30, 2005. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

NON-INTEREST INCOME

The Company’s non-interest income totaled $620,000 for the six months ended June 30, 2005 compared to $601,000 for the same period in 2004, an increase of $19,000 or 3.2%. The increase in non-interest income resulted primarily from income generated by the bank owned life insurance investment made in December 2004. Mortgage origination fees of $97,000 represent a decline of $58,000, or 37.4%, from the same period in 2004. The decline in mortgage origination is mostly a reflection of the changes in the market due to rising interest rates. Service charges on deposit accounts of $251,000 are down $33,000 or 11.6% from last year.

NON-INTEREST EXPENSE

The Company’s non-interest expense was $3.6 and $3.2 million for the six months ended June 30, 2005 and 2004. Salaries and benefits, the largest component of non interest expense, increased $222,000, or 12.2%, to $2.0 million. The increased expense was a result of additions to staff for the new facility as well as increased costs associated with group health insurance. Increases in occupancy and equipment expense of $63,000, data processing expense of $70,000, and advertising expense of $41,000, were partially offset by decreases in other expenses of $33,000. Equipment, data processing and advertising expenses continue to increase as a result of the Company’s commitment to staying on top of new technology as well as expenses related to the County Farm facility. The reduction in other expenses is mostly due to a decline in expenses related to resolving problem loan issues which originated during prior years.

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

14.

COMMUNITY FINANCIAL SHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given year. At June 30, 2005, cash and short-term investments totaled $14.1 million. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize the sale of securities available-for-sale, federal funds, lines of credit from correspondent banks, and borrowings from the Federal Home Loan Bank of Chicago.

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

17.

COMMUNITY FINANCIAL SHARES, INC. AND SUBSIDIARIES

QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company monitors and manages risks associated with changes in interest rates and mismatched asset and deposit maturities. Significant changes in rates can adversely affect net interest income, market value of securities, and the economic value of equity. Based on the Company’s current simulation model, the following schedule indicates the estimated effects of an immediate upward rate shift of 100, 200 and 300 basis points as of June 30, 2005:

	100 Basis Point Rate Shift Up	200 Basis Point Rate Shift Up	300 Basis Point Rate Shift Up
Net interest income	+4.5%	+9.1%	+13.59%
Market value of securities	-2.9%	-5.7%	-8.2%

Based on the Company’s current simulation model, the following schedule indicates the estimated effects of an immediate downward rate shift of 75, 100, 200 basis points as of June 30, 2005:

	75 Basis Point Rate Shift Down	100 Basis Point Rate Shift Down	200 Basis Point Rate Shift Down
Net interest income	-0.7%	-1.3%	-4.8%
Market value of securities	+1.7%	+2.3%	+4.6%

All measures of interest rate risk are within policy guidelines.

18.

COMMUNITY FINANCIAL SHARES, INC. AND SUBSIDIARIES

QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4: CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2005. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

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