Form 10-Q
period 2005-09-30
COMMUNITY FINANCIAL SHARES INC
filed 2005-11-14
CIK 1123735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date: As of October 29, 2005, the Registrant had outstanding 684,014 shares of common stock, no par value per share.

COMMUNITY FINANCIAL SHARES, INC.

Form 10-Q Quarterly Report

2.

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and due from banks	$8,181	$5,354
Interest bearing deposits	3,842	2,655
Federal funds sold	—	500

Cash and cash equivalents	12,023	8,509
Securities available-for-sale	39,405	40,710
Loans, less allowance for loan losses of $1,285 and $1,367	179,404	165,056
Federal Home Loan Bank stock	10,642	10,232
Premises and equipment, net	10,397	8,232
Cash value of life insurance	5,180	5,006
Interest receivable and other assets	2,121	1,650

Total assets	$259,172	$239,395

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$228,985	$211,373
Federal Home Loan Bank advances	6,000	6,000
Subordinated debentures	3,609	3,609
Interest payable and other liabilities	2,468	1,690

Total liabilities	241,062	222,672

Commitments and contingent liabilities

Shareholders’ equity
Common stock - no par value, 900,000 shares authorized; 684,014 and 683,069 issued and outstanding	—	—
Paid-in capital	8,128	8,103
Retained earnings	9,914	8,507
Accumulated other comprehensive income	68	113

Total shareholders’ equity	18,110	16,723

Total liabilities and shareholders’ equity	$259,172	$239,395

See accompanying notes to condensed consolidated financial statements.

3.

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three and Nine Months ended September 30, 2005 and 2004

(In thousands, except share and per share data)

(Unaudited)

	Three months Ended September 30,		Nine months Ended September 30,
	2005	2004	2005	2004
Interest income
Loans	$3,006	$2,297	$8,180	$6,756
Securities
Taxable	213	254	718	788
Exempt from federal income tax	143	110	361	337
Federal funds sold	17	5	71	15
Federal Home Loan Bank dividends and other	144	167	492	489

Total interest income	3,523	2,833	9,822	8,385

Interest expense
Deposits	1,022	585	2,563	1,747
Federal Funds Purchased	—	—	13	—
Federal Home Loan Bank advances and other borrowed funds	60	21	175	64
Subordinated debentures	63	47	181	131

Total interest expense	1,145	653	2,932	1,942

Net interest income	2,378	2,180	6,890	6,443
Provision for loan losses	150	—	170	—

Net interest income after provision for loan losses	2,228	2,180	6,720	6,443

Non-interest income
Service charges on deposit accounts	136	141	387	425
Mortgage origination fees	76	45	173	200
Securities gains	—	—	—	44
Other non-interest income	134	137	406	255

Total non - interest income	346	323	966	924

Non-interest expense
Salaries and employee benefits	1,063	944	3,108	2,767
Net Occupancy and equipment expense	219	180	613	512
Data processing expense	126	146	457	407
Advertising and promotions	103	63	272	191
Professional fees	83	67	250	197
Other operating expenses	284	233	813	795

Total non interest expense	1,878	1,633	5,513	4,869

Income before income taxes	696	870	2,173	2,498

Provision for Income taxes	174	279	664	774

Net income	$522	$591	$1,509	$1,724

Earnings per Share
Basic	$0.76	$0.87	$2.21	$2.53
Diluted	0.76	0.86	2.19	2.51

Average shares outstanding	683,902	682,009	683,389	681,921
Dividends per share	$0.05	$0.05	$0.15	$0.14

See accompanying notes to condensed consolidated financial statements.

4.

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Months ended September 30, 2005 and 2004

(In thousands, except per share data)

(Unaudited)

	Number of Common Shares	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2005	683,069	$8,103	$8,507	$113	$16,723
Net income	—	—	1,509	—	1,509
Unrealized net loss on securities available-for-sale, net of reclassifications and tax effects	—	—	—	(45)	(45)

Total comprehensive income					1,464
Cash dividends	—		(102)	—	(102)
Stock options exercised	945	25	—	—	25

Balance at September 30, 2005	684,014	$8,128	$9,914	$68	$18,110

Balance at January 1, 2004	682,804	$8,131	$6,346	$278	$14,755
Net income	—	—	1,724	—	1,724
Unrealized net loss on securities available-for-sale, net of reclassifications and tax effects	—	—	—	(33)	(33)

Total comprehensive income					1,690
Cash dividends	—	—	(96)	—	(96)
Purchase of stock	(1,230)	(48)			(48)
Stock options exercised	445	8	—	—	8

Balance at September 30, 2004	682,019	$8,091	$7,974	$245	$16,310

See accompanying notes to condensed consolidated financial statements.

5.

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months ended September 30, 2005 and 2004

(In thousands)

(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,509	$1,724
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	170	—
Depreciation and amortization	273	224
Premium amortization on securities, net	157	246
Gain on sales of securities	—	(33)
Federal Home Loan Bank stock dividends	(410)	(448)
Change in interest receivable and other assets	(634)	588
Change in interest payable and other liabilities	778	144

Net cash from operating activities	1,843	2,445

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available-for-sale	—	5,527
Proceeds from maturities and calls of securities	5,698	13,829
Purchases of securities available-for-sale	(5,119)	(5,538)
Proceeds from maturities of certificates of deposit	495	—
Net change in loans receivable	(14,500)	(10,868)
Property and equipment expenditures	(2,439)	(677)

Net cash provided (used) in investing activities	(15,865)	2,273

CASH FLOWS FROM FINANCING ACTIVITIES
Change in deposits	17,612	(6,307)
Change in securities sold under agreements to repurchase	—	(125)
Change in borrowings	—	4,000
Exercise of stock options	25	8
Purchases of common shares	—	(48)
Dividends paid	(101)	(95)

Net cash provided (used) in financing activities	17,536	(2,567)

Change in cash and cash equivalents	3,514	2,150

Cash and cash equivalents at beginning of period	8,509	11,851

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,023	$14,001

See accompanying notes to condensed consolidated financial statements.

6.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements. The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management of Community Financial Shares, Inc. (the Company), for a fair statement of results for the interim periods presented. Results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial period and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for 2004 filed with the U.S. Securities and Exchange Commission. The condensed consolidated balance sheet of the Company as of December 31, 2004 has been derived from the audited consolidated balance sheet as of that date.

NOTE 2 – EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (in thousands)	$522	$591	$1,509	$1,724

Weighted Average Shares outstanding	683,902	682,009	683,389	681,921
Effect of dilutive securities:
Stock options	5,409	4,548	5,388	4,401

Shares used to compute diluted earnings per share	689,311	686,557	688,777	686,322

7.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

September 30, 2005 and 2004

NOTE 2 – EARNINGS PER SHARE (Continued)

Earnings per share:

Basic	$0.76	$0.87	$2.21	$2.53
Diluted	0.76	0.86	2.19	2.51

NOTE 3 – CAPITAL RATIOS

At the dates indicated, the Company’s capital ratios were:

	September 30, 2005		December 31, 2004
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$22,826	12.1%	$21,477	12.3%
Tier I capital (to risk-weighted assets)	21,541	11.5%	20,110	11.5%
Tier I capital (to average assets)	21,541	8.3%	20,110	7.9%

At the dates indicated, the Company and the Bank were categorized as well capitalized and management is not aware of any conditions or events since the most recent notification that would change the Company’s or Bank’s categories.

NOTE 4 – COMMITMENTS

The Company entered into a contract agreement to construct the addition to the bank’s main facility located at 367 Roosevelt Road, Glen Ellyn, Illinois on April 15, 2005 in the amount of $2,262,000. As of September 30, 2005, $1,112,283 of the contracted amount has been paid leaving a balance due of $1,149,717.

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

Overview

Community Financial Shares, Inc. is the holding company for Community Bank Wheaton/ Glen Ellyn (the Bank). The Company is headquartered in Glen Ellyn, Illinois and operates three offices in its market. One location is in Glen Ellyn and two, including a recently completed facility, are located in Wheaton. The new Wheaton location was opened on March 26, 2005.

The Company is in the construction phase of remodeling and expanding its main headquarters located in Glen Ellyn. It is anticipated that the construction project will be completed by first quarter 2006. The Company continues to explore expansion opportunities within its designated market area as opportunities arise.

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

The Company’s net income for the nine months ended September 30, 2005, was $1,509,000, or $2.21 per basic common share, compared to net income of $1,724,000, or $2.53 per basic common share for the nine months ended September 30, 2004.

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

10.

COMMUNITY FINANCIAL SHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Stock Compensation- Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The effect on net income and earnings per share if expense was measured using the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, was not material.

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

NEW ACCOUNTING ISSUES

The FASB has issued a proposed amendment to SFAS No. 128, Earnings per Share, to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares. The primary impact on the Company of the proposed Statement is the change to the treasury stock method for year-to-date diluted earnings per share.

Currently SFAS No. 128 requires that the number of incremental shares included in the denominator be determined by computing a year-to-date weighted average of the number of incremental shares included in each quarterly diluted EPS computation. Under this proposed Statement, the number of incremental shares included in year-to-date diluted earnings per share

11.

COMMUNITY FINANCIAL SHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

would be computed using the average market price of common shares for the year-to-date period, independent of the quarterly computations. This computational change is not expected to have a significant impact on the Company’s diluted earnings per share.

CONSOLIDATED FINANCIAL CONDITION

Total assets at September 30, 2005 were $259.2 million contrasted to $239.4 million at December 31, 2004, an increase of $19.8 million, or 8.3%. This increase in total assets is reflected in the growth of total loans which grew by $14.3 million, or 8.7%, ending at $179.4 million. Interest bearing deposits grew by $1.1 million while federal funds sold have declined to $0. Securities available-for-sale reflected a small decline of $1.3 million over December 31 ending at $39.4 million. This decline was due to maturities and call options being exercised during the period.

Total liabilities at September 30, 2005 were $241.1 million compared to $222.7 million at December 31, 2004, an increase of $18.4 million, or 8.3%. This increase in total liabilities was a result of increases in deposits of $17.6 million, or 8.3%, primarily due to a premium rate certificate of deposit promotion during the second quarter and the opening of the County Farm Road facility in the first quarter. While the pace of deposit growth has moderated over the last quarter, it is anticipated that future growth will be sufficient to meet loan demand.

Total equity was $18.1 million at September 30, 2005 compared to $16.7 million at December 31, 2004. This increase in equity was primarily the result of $1,509,000 of additional retained earnings from net income for the period ended September 30, 2005, less dividends declared. A reduction in unrealized gains on available-for-sale securities of $45,000 and cash dividends of $102,000 had minimal impact on total equity for the period.

CONSOLIDATED RESULTS OF OPERATIONS

Net income for the first three quarters of 2005 was $1,509,000, or $2.21 per basic share, a $215,000, or 12.5%, decrease compared to $1,724,000, or $2.53 per basic share, through the same period in 2004. The primary reason for the decline in net income was the increase in operating expenses associated with the opening of the County Farm facility. Total County Farm expenses through September 30, 2005 totaled approximately $424,000. Total net income for the quarter ended September 30, 2005 was $522,000 down $69,000, or 11.7% from the same period last year. As was the case with the year to date results, this variation can be attributed to the operational expense related to the new facility.

The most recent 3 month period comparisons exhibit a similar pattern of fluctuations to the YTD comparisons and for similar reasons.

The annualized return on average assets was 0.78% as of September 30, 2005 compared to 0.98% through the same period in 2004. The annualized return on average equity decreased to 11.4% in the first three quarters of 2005 from 14.8% as of September 30, 2004.

12.

COMMUNITY FINANCIAL SHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income was $6.9 million for the nine months ended September 30, 2005 and $6.4 million for the same period in 2004. Despite the decline in net income for the period, the $6.9 million in current net interest income represents an increase of $447,000, or 6.9%, over 2004. Total interest income increased to $9.8 million for the nine months ended September 30, 2005 from $8.4 million in 2004. This increase was primarily the result of increased loan demand as well as rising interest rates. Net interest income for the third quarter of $2.4 million represents an increase of $198,000 or 9.1% over the same period in 2004 while interest income rose $690,000 or 24.4% during this time.

Total interest expense was also impacted by the rising rate environment increasing to $2.9 million, up $990,000, or 50.1%, for the nine months ended September 30, 2005, from $1.9 million in 2004. The interest expense associated with the premium rate certificates of deposit offered earlier in the year also impacted the results. This marketing effort brought in approximately $16 million in new deposits at a rate of 4% for an 11 month term. The results for the third quarter show interest expense rising $492,000 or 75.3% from third quarter 2004. Again this change can be attributed to rising rates and the deposit promotion which ran throughout the second quarter of 2005. As previously mentioned the 50.1% increase in interest expense is a general reflection of rising rates which is reflected in the current cost of funds at September 30, 2005 of 1.80% as compared with 1.24% in December 2004. During this same period the average federal funds rate has increased from 2.16% to 3.62%.

Despite the significant increase in interest expense, the Company’s net interest margin was 4.13% for the nine months ended September 30, 2005 and 3.98% a year earlier. The yield on average earning assets increased to 5.94% for the nine months ended September 30, 2005 from 5.15% for the same period ended September 30, 2004, a 79 basis point increase. This increase was partially offset by an increase in the cost of funds to 1.80% from 1.17% paid for the same period ended September 30, 2004, a 63 basis point increase.

The most recent 3 month period comparisons exhibit a similar pattern of fluctuations to the YTD comparisons and for similar reasons.

PROVISION FOR LOAN LOSSES

There was a provision for loan losses of $170,000 through the first nine months of 2005 as compared to no provision in 2004. As of September 30, 2005, the allowance for loan losses totaled $1.3 million, or .71% of total loans, this is down from .82% as of December 31, 2004. Non-accrual loans increased from $21,000 at December 31, 2004 to $89,000 at September 30, 2005. The drop in allowance for loan losses as a percentage of loans is primarily due to charged-off loans totaling $269,000 through the end of the third quarter. In addition, the significant growth in total loans has necessitated additional reserves. It is anticipated that additional provisions will be made at current levels throughout the remainder of 2005 as loans continue to grow.

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

Management has concluded that the allowance for loan losses is adequate at September 30, 2005. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

NON-INTEREST INCOME

The Company’s non-interest income totaled $966,000 for the nine months ended September 30, 2005 compared to $924,000 for the same period in 2004, an increase of $42,000 or 4.5%. The increase in non-interest income resulted primarily from income generated by the bank owned life insurance investment made in December 2004. Mortgage origination fees of $173,000 represent a decline of $27,000, or 13.5%, from the same period in 2004. The decline in mortgage origination is mostly a reflection of the changes in the market due to rising interest rates. Service charges on deposit accounts of $387,000 are down $38,000 or 8.9% from last year primarily due to competitive pressure to hold the line on fees.

The most recent 3 month period comparisons exhibit a similar pattern of fluctuations to the YTD comparisons and for similar reasons.

NON-INTEREST EXPENSE

The Company’s non-interest expense was $5.5 and $4.9 million for the nine months ended September 30, 2005 and 2004. Salaries and benefits, the largest component of non interest expense, increased $341,000, or 12.3%, to $3.1 million. The increased expense was a result of additions to staff for the new facility as well as increased costs associated with group health insurance. Increases in expenditures occurred in occupancy and equipment expense, up $100,000, data processing expense, up $50,000, and advertising expense which was up $81,000. Equipment, data processing and advertising expenses continue to increase as a result of the Company’s commitment to staying on top of new technology as well as expenses related to the County Farm facility. Increased professional fees of $53,000 reflect the increasing cost associated with regulatory and compliance matters. The provision for income taxes for the three month period ending September 30, 2005 of $174,000 represents a decline of $105,000, or 37.6%, which has lowered the bank’s effective tax rate from 32% to 25%. A primary factor in this decline has been the non-taxable earnings from the bank owned-life insurance investment which totaled $194,000 through September 30, 2005.

The most recent 3 month period comparisons exhibit a similar pattern of fluctuations to the YTD comparisons and for similar reasons.

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

The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given year. At September 30, 2005, cash and short-term investments totaled $12.0 million. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize the sale of securities available-for-sale, federal funds, lines of credit from correspondent banks, and borrowings from the Federal Home Loan Bank of Chicago.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company monitors and manages risks associated with changes in interest rates and mismatched asset and deposit maturities. Significant changes in rates can adversely affect net interest income, market value of securities, and the economic value of equity. Based on the Company’s current simulation model, the following schedule indicates the estimated effects of an immediate upward rate shift of 100, 200 and 300 basis points as of September 30, 2005:

	100 Basis Point Rate Shift Up	200 Basis Point Rate Shift Up	300 Basis Point Rate Shift Up
Net interest income	+4.0%	+8.1%	+12.2%
Market value of securities	-3.1%	-6.0%	-8.7%

Based on the Company’s current simulation model, the following schedule indicates the estimated effects of an immediate downward rate shift of 100, 200, 300 basis points as of September 30, 2005:

	100 Basis Point Rate Shift Down	200 Basis Point Rate Shift Down	300 Basis Point Rate Shift Down
Net interest income	-0.7%	-3.8%	-7.0%
Market value of securities	+3.1%	+6.2%	+9.6%

All measures of interest rate risk are within policy guidelines.

18.

COMMUNITY FINANCIAL SHARES, INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4: CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2005. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

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

Date: November 14, 2005

COMMUNITY FINANCIAL SHARES, INC.
(Registrant)

/s/ Donald H. Fischer Donald H. Fischer
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Scott W. Hamer Scott W. Hamer
Chief Financial Officer
(Principal Financial Officer)

21.