Form 10-K
period 2005-12-31
COMMUNITY FINANCIAL SHARES INC
filed 2006-03-31
CIK 1123735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 3, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant could not be definitively determined because there is no established trading market for the securities.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2006
Common Stock, no par value per share	685,639 shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

The FDIC may prevent an insured bank from paying dividends if the Bank is in default of payment of any assessment due to the FDIC. In addition, the FDIC may prohibit the payment of dividends by a bank, if such payment is determined, by reason of the financial conditions of the bank, to be an unsafe and unsound banking practice.

For additional information on the lender covenants that potentially restrict the declaration of dividends, see the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Dividends”.

THE COMPANY’S BANKING SUBSIDIARY

The Bank is regulated by the FDIC, as its primary federal regulator. The Bank is subject to the provisions of the Federal Deposit Insurance Act and examination by the FDIC. As an Illinois state–chartered bank, the Bank is also subject to examination by the Illinois Department of Financial and Professional Regulation. The examinations by the various regulatory authorities are designed for the protection of bank depositors and the solvency of the FDIC Bank Insurance Fund.

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

The FDIC Improvement Act of 1991 established a system of prompt corrective action to resolve the problems of undercapitalized depository institutions. Under this system, federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The federal banking agencies have also specified by regulation the relevant capital levels for each of the categories. Each depository institution is placed within one of these categories and is subject to differential regulation corresponding to the capital category within which it falls.

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

FINANCIAL MODERNIZATION LEGISLATION

In March of 2002, the Gramm-Leach Bliley Act of 1999 (the “GLB Act”) was enacted. The GLB Act is a sweeping piece of financial services reform legislation that for the first time permits commercial banks to affiliate with investment banks and insurance companies through a holding company structure and will greatly expand the range of activities in which bank affiliates and subsidiaries may engage. The GLB Act repeals key provisions of the Glass-Steagall Act of 1933 that previously prohibited banks from affiliating with entities engaged principally in securities underwriting activities and overrides those state laws that prohibit affiliations of banks and insurance companies or either discriminate against or have a substantially adverse effect on banks selling insurance.

The GLB Act amends the Bank Holding Company (“BHC”) Act to authorize new “financial holding companies” (“FHCs”). Under the FHC provisions of the GLB Act, a BHC can qualify to become an FHC if all of its bank and thrift subsidiaries are well capitalized and well managed and have a Community Reinvestment Act (“CRA”) rating of “satisfactory” or better. Once a BHC becomes an FHC, it is permitted to conduct any securities, insurance and merchant banking activities, as well as any other activities that are “financial in nature” or incidental or complementary to a financial activity, such as developing financial software, hosting Internet web sites relating to financial matters and operating a travel agency. Under the regulatory structure prescribed by the GLB Act, the Federal Reserve will act as the “umbrella regulator” for the FHC, with each FHC subsidiary subject to supervision and regulation by its own functional regulator or agency. The Company does not currently have plans to become a FHC.

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

SECURITIES AND EXCHANGE COMMISSION REGULATIONS

Sarbanes Oxley Act. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “S-O Act”) implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of the Public Company Accounting Oversight Board which is charged with the enforcement of auditing, quality control and independence standards, and is funded by fees from all publicly traded companies, the law restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any permissible non-audit services being provided to an audit client require pre-approval by a company’s audit committee members. In addition, the audit partners must be rotated. Chief executive officers and chief financial officers, or their equivalent, are required to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (“SEC”), subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the S-O Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself. Longer prison terms and increased penalties will be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods. In addition, loans to company directors and executives are restricted, although loans made by an insured depository institution to the directors and executive officers of its publicly traded parent bank holding company are exempt from the prohibition. It should be noted that this exception covers only loans made by banks and other insured depository institutions and does not cover loans made by a public bank holding company (or its nonblank subsidiaries) to the directors and executive officers of the public bank holding company.

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

EMPLOYEES

As of December 31, 2005, the Company and its subsidiaries had a total of 65 full-time equivalent employees. This compares to 61 full-time equivalents as of December 31, 2004. None of these employees are subject to a collective bargaining agreement.

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

Residential Lending - One-to-Four Family

The Bank, in 1999, established a dedicated secondary mortgage department to assist local residents in obtaining mortgages with reasonable terms, conditions, and rates. The Bank offers various fixed and adjustable rate one-to-four family residential loan products the majority of which are sold, along with servicing rights, to a variety of investors in the secondary market. Interest rates are essentially dictated by the Bank’s investors and origination fees on secondary mortgage loans are priced to provide a reasonable profit margin and are dictated to a degree by regional competition.

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

In addition to loans originated for the secondary market, the Bank has portfolio loans secured by 1 – 4 family residential real estate that total approximately $23.0 million or 11.9% of the Bank’s total loan portfolio as of December 31, 2005.

Commercial Real Estate Lending

Loans secured by commercial real estate totaled approximately $83.7 million, or 43.2% of the Bank’s total loan portfolio, at December 31, 2005. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the property. Such appraised value is generally determined by independent appraisers previously approved by the Board of Directors of the Bank.

The Bank’s commercial real estate loans are permanent portfolio loans secured by improved property such as office buildings, retail stores, warehouses, churches, and other non-residential buildings. Of the commercial real estate loans outstanding at December 31, 2005, most are located within 10 miles of the Bank’s offices in Wheaton and Glen Ellyn and were made to local customers of the Bank. In addition, borrowers generally must personally guarantee loans secured by commercial real estate. Commercial real estate loans generally have a 10 to 25 year amortization period and are made at rates based upon competitive local market rates, specific loan risk, and structure usage and type. Such loans generally have a five-year maturity.

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

Construction Lending

The Bank is actively engaged in construction lending. Such activity is generally limited to individual new residential home construction, residential home additions, and new commercial buildings. Currently, the majority of the Bank’s new construction activity is in new commercial construction.

At December 31, 2005, the Bank had $23.0 million in construction loans outstanding or 11.9% of the loan portfolio of the Bank. The Bank presently charges both fixed and variable interest rates on construction and end loans. Loans, with proper credit, may be made for up to 80% of the anticipated value of the property upon completion. Funds are usually disbursed based upon percentage of completion generally verified by an on-site inspection by bank personnel and generally through a local title company construction escrow account.

Consumer Lending

As community-oriented lenders, the Bank offers consumer loans for any worthwhile purpose. Although the Bank offers signature unsecured loans, consumer loans are generally secured by automobiles, boats, mobile homes, stocks, bonds, and other personal property. Consumer loans totaled $2.6 million or 1.3% of the total loan portfolio of the Bank at December 31, 2005. Consumer loans generally have higher yields than residential mortgage loans since they involve a higher credit risk and smaller volumes with which to cover basic costs.

Home Equity Lending

Home equity loans are generally made not to exceed 80% of the first and second combined mortgage loan to value. These loans, for the most part are revolving credit lines with minimum payment structure of interest only and a five-year term. The interest rate on these lines of credit adjusts at a rate based on the prime rate of interest. Additionally, the Bank offers five-year amortizing fixed rate home equity balloon loans for those who desire to limit interest rate risk. At December 31, 2005, the outstanding home equity loan balance was $35.4 million or 18.2% of the total loan portfolio of the Bank.

Commercial Lending

The Bank actively engages in general commercial lending within its market area. These loans are primarily revolving working capital lines, inventory loans, and equipment loans. The commercial loans are generally based on serving the needs of small businesses in the Bank’s market area while limiting the Bank’s business risks to reasonable bank lending standards. Commercial loans are made with both fixed and adjustable rates and are generally secured by equipment, accounts receivable, inventory, and other assets of the business. Personal guarantees generally support these credit facilities. The Bank also provides commercial and standby letters of credit to assist small businesses in their financing of special purchasing or bonding needs. Standby letters of credit outstanding at year end totaled $768,415. Commercial loans totaled approximately $26.3 million or 13.6% of the Bank’s total loan portfolio at December 31, 2005.

ITEM 1A – RISK FACTORS

An investment in the registrant’s common stock involves a number of risks. We urge you to read all of the information contained in this annual report on Form 10-K. In addition, we urge you to consider carefully the following factors before you invest in shares of the registrant’s common stock.

We may not be able to maintain and manage our growth, which may adversely affect our results of operations and financial conditions and the value of our common stock.

Our strategy has been to increase the size of our company by opening new offices and by pursuing business development opportunities. We have grown rapidly since we commenced operations. We can provide no assurance that we will continue to be successful in increasing the volume of loans and deposits at acceptable risk levels and upon acceptable terms while managing the costs and implementation risks associated with our growth strategy. There can be no assurance that our further expansion will be profitable or that we will continue to be able to sustain our historical rate of growth, either through internal growth or through successful expansion of our markets, or that we will be able to maintain capital sufficient to support our continued growth. If we grow too quickly, however, and are not able to control costs and maintain asset quality, rapid growth also could adversely affect our financial performance.

Changes in interest rates affect our interest margins, which can adversely affect our profitability.

We may not be able to effectively manage changes in interest rates that affect what we charge as interest on our earning assets and the expense we must pay on interest-bearing liabilities, which may significantly reduce our earnings. Since rates charged on our loans often tend to react to market conditions faster than do rates paid on our deposit accounts, these rate cuts have had a negative impact on our earnings until we could make appropriate adjustments in our deposit rates. Fluctuations in interest rates are not predictable or controllable and, therefore, there can be no assurances of our ability to continue to maintain a consistent positive spread between the interest earned on our earning assets and the interest paid on our interest-bearing liabilities.

We need to generate liquidity to fund our lending activities.

We must have adequate cash or borrowing capacity to meet our customers’ needs for loans and demand for their deposits. We generate liquidity primarily through new deposits. We also have access to secured borrowings, FHLB borrowings and various other lines of credit. The inability to increase deposits or to access other sources of funds would have a negative effect on our ability to meet customer needs, could slow loan growth and could adversely affect our results of operations.

Our profitability depends significantly on economic conditions in our market.

Our success depends to a large degree on the general economic conditions in our market areas. The local economic conditions in these areas have a significant impact on the amount of loans that we make to our borrowers, the ability of our borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and could negatively affect our financial condition and performance.

If we lost key employees with significant business contacts in our market area, our business may suffer.

Our success is largely dependent on the personal contacts of our officers and employees in our market area. If we lose key employees temporarily or permanently, our business could be hurt. We could be particularly hurt if our key employees went to work for our competitors. Our future success depends on the continued contributions of our existing senior management personnel.

If we experience greater loan losses than anticipated, it will have an adverse effect on our net income.

While the risk of nonpayment of loans is inherent in banking, if we experience greater nonpayment levels than we anticipate, our earnings and overall financial condition, as well as the value of our common stock, could be adversely affected.

We cannot assure you that our monitoring procedures and policies will reduce certain lending risks or that our allowance for loan losses will be adequate to cover actual losses. In addition, as a result of the rapid growth in our loan portfolio, loan losses may be greater than management’s estimates. Loan losses can cause insolvency and failure of a financial institution and, in such an event, our shareholders could lose their entire investment. In addition, future provisions for loan losses could materially and adversely affect our profitability. Any loan losses will reduce the loan loss allowance. A reduction in the loan loss allowance will be restored by an increase in our provision for loan losses. This would reduce our earnings which could have an adverse effect on our stock price.

In order to be profitable, we must compete successfully with other financial institutions which have greater resources than we do.

The banking business in the Chicagoland area, in general, is extremely competitive. Several of our competitors are larger and have greater resources than we do and have been in existence a longer period of time. We must overcome historical bank-customer relationships to attract customers away from our competition. We compete with the following types of institutions:

• other commercial banks	• securities brokerage firms
• savings banks	• mortgage brokers
• thrifts	• insurance companies
• credit unions	• mutual funds
• consumer finance companies	• trust companies

Some of our competitors are not regulated as extensively as we are and, therefore, may have greater flexibility in competing for business. Some of these competitors are subject to similar regulation but have the advantage of larger established customer bases, higher lending limits, extensive branch networks, numerous automated teller machines, greater advertising-marketing budgets or other factors.

Our legal lending limit is determined by law. The size of the loans which we offer to our customers may be less than the size of the loans than larger competitors are able to offer. This limit may affect to some degree our success in establishing relationships with the larger businesses in our market.

New or acquired branch facilities and other facilities may not be profitable.

We may not be able to correctly identify profitable locations for new branches and the costs to start up new branch facilities or to acquire existing branches, and the additional costs to operate these facilities, may increase our non-interest expense and decrease earnings in the short term. It may be difficult to adequately and profitably manage our growth through the establishment of these branches. In addition, we can provide no assurance that these branch sites will successfully attract enough deposits to offset the expenses of operating these branch sites. Any new branches will be subject to regulatory approval, and there can be no assurance that we will succeed in securing such approvals.

Government regulations may prevent or impair our ability to pay dividends, engage in additional acquisitions or operate in other ways.

Current and future legislation and the policies established by federal and state regulatory authorities will affect our operations. We are subject to supervision and periodic examination by the Federal Deposit Insurance Company as well as the Illinois Department of Financial and Professional Regulation (the “IDFPR”). Our principal subsidiary, Community Bank Wheaton/ Glen Ellyn, as a state chartered commercial bank, also receives regulatory scrutiny from the FDIC and the IDFPR. Banking regulations are designed primarily for the protection of depositors rather than stockholders, and they may limit our growth and the return to you as an investor by restricting its activities, such as:

•	the payment of dividends to stockholders;

•	possible transactions with or acquisitions by other institutions;

•	desired investments;

•	loans and interest rates;

•	interest rates paid on deposits’

•	the possible expansion of branch offices; and

•	the ability to provide securities or trust services.

We are registered with the Federal Reserve Board as a bank holding company. We cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our business. The cost of compliance with regulatory requirements may adversely affect our ability to operate profitably.

Our stock trading volume has been low compared to larger bank holding companies.

The trading volume in our common stock on the Over-the-Counter Electronic Bulletin Board (the “OTCBB”) has been comparable to other similarly sized bank holding companies since trading on the Capital Market began in September 2005. Nevertheless, this trading volume does not compare with more seasoned companies listed on other stock exchanges. Thus, the market in our common stock is somewhat limited in scope relative to some other companies. In addition, we can provide no assurance that a more active and liquid trading market for our stock will develop in the future.

Our securities are not FDIC insured.

Our common stock is not a savings or deposit account or other obligation of the Bank, and is not insured by the Federal Deposit Insurance Corporation or any other governmental agency and is subject to investment risk, including the possible loss of principal.

We rely on technology to conduct many transactions with our customers.

Our internal and outsourced technology, including communications and information systems, support our business operations. A significant disruption in those systems could adversely affect our ability to deliver products and services to our customers. A material security breach of our information systems or date could harm our reputation, cause a decrease in the number of customers, and adversely affect our financial condition or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

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

In 2001, the Company purchased a commercial office building in Glen Ellyn, Illinois from a partnership comprised of all of the directors of the Company. This site, which is currently leased to a third party, is adjacent to the Company’s office in Glen Ellyn, Illinois and can be used for future expansion or parking. The Company considers the conditions of its properties to be generally good and adequate for the current needs of the Company and its subsidiaries. None of the properties owned by the Company are subject to mortgages or liens. Information regarding the Bank’s investments in real estate mortgages can be found above under “Business Lending Activities”.

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor the Bank is a party to, and none of their property is subject to, any material legal proceedings at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 1, 2006, the Company’s stock was held by approximately 525 shareholders. The Company’s stock is traded on the Over-the-Counter Electronic Bulletin Board (“OTCBB”) under the symbol: “CFIS”. The following table sets forth high and low sales information reported on the OTCBB for the Common Stock for each quarter since the Common Stock began trading on September 22, 2005. These quotes reflect inter-dealer prices without mark-ups, mark-downs or commissions and may not necessarily reflect actual transactions.

There were no purchases by the Company of its common stock during 2005.

While there was no established market for the Company’s securities prior to September 22, 2005, there were a limited number or trades which have occurred in the past. The share prices of these trades are reflected in the data below.

COMMON STOCK PRICE AND DIVIDEND HISTORY

	High	Low	Dividend (per share)
2005
First Quarter	$45.00	$43.00	$0.05
Second Quarter	45.00	35.00	0.05
Third Quarter	48.00	45.00	0.05
Fourth Quarter	49.00	44.25	0.05

2004
First Quarter	$39.00	$37.00	$0.04
Second Quarter	40.00	39.00	0.05
Third Quarter	40.00	40.00	0.05
Fourth Quarter	43.00	40.00	0.05

Prior to September 22, 2005, no established public trading market existed for selling the Company’s stock. The formation of the Company and the exchange of the Company’s stock for the Bank’s stock was completed in December 2000. Consequently, the Company’s stock was not traded prior to December 2000.

It has been a policy of the Company to pay only small to moderate dividends so as to retain earnings to support growth. Dividends for 2005 were $136,000 or 6.7% of after tax earnings. In 2004, dividends of $130,000 represented 5.7% of earnings. Dividends are paid quarterly.

ITEM 6.	SELECTED FINANCIAL DATA

The following is a summary of certain consolidated financial information relating to the Company as of December 31 of each year shown. The summary has been derived in part from, and should be read in conjunction with, the Company’s Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

	2005	2004	2003	2002	2001
(Dollar amounts in thousands, except per share data)
Statement of Income
Interest income	$13,491	$11,500	$10,850	$11,011	$11,458
Interest expense	4,169	2,648	3,107	3,558	5,422

Net interest income	9,322	8,852	7,743	7,453	6,036
Provision for loan losses	265	50	30	1,544	393
Noninterest income	1,319	1,191	1,349	1,266	1,010
Noninterest expense	7,458	6,629	6,122	5,335	4,690

Income before income taxes	2,918	3,364	2,940	1,840	1,963
Income tax expense	887	1,073	995	632	615

Net income	$2,031	$2,291	$1,945	$1,208	$1,348

Balance sheet – year-end balances
Total assets	$267,529	$239,395	$234,547	$203,806	$182,286
Securities available for sale	37,888	40,710	54,592	25,604	21,420
Loans, net	192,663	165,056	149,037	143,307	131,066
Deposits	229,704	211,373	212,778	184,314	165,815
Subordinated debentures	3,609	3,609	3,609	3,609	—
Stockholders’ equity	18,469	16,723	14,755	13,036	11,601

Balance sheet - average balances
Total assets	$253,547	$234,974	$222,063	$190,536	$168,266
Securities	39,089	43,931	41,560	22,000	24,668
Loans, net	174,521	158,568	140,452	142,071	121,781
Deposits	223,437	210,862	201,409	171,864	150,174
Federal Home Loan Bank advances	6,110	2,829	2,000	2,303	4,341
Subordinated debentures	3,609	3,609	3,609	1,812	—
Stockholders’ equity	17,720	15,955	14,124	12,629	10,912

Per share data
Basic earnings per share	$2.97	$3.36	$2.85	$1.77	$1.99
Diluted earnings per share	2.96	3.34	2.83	1.76	1.97
Cash dividends per share	0.20	0.19	0.14	0.12	0.10
Book value per share at year end	27.03	24.48	21.61	19.15	17.05

Cash dividends and average shares outstanding
Cash dividends	$136	$130	$95	$82	$68
Weighted average common shares outstanding	683,557	682,002	682,611	680,894	678,965

Selected financial ratios
Average loans to average deposits	78.32%	74.42%	69.73%	82.67%	81.09%
Allowance for loan losses to total loans	0.71%	0.82%	1.11%	1.21%	0.86%
Allowance for loan losses to nonperforming loans	0.45%	0.72%	1.75%	2.04%	0.50%
Average equity to average assets	6.87%	6.72%	6.08%	6.63%	6.49%
Return on average assets	0.78%	0.98%	0.85%	.63%	0.80%
Return on average equity	11.42%	14.51%	14.13%	9.57%	12.35%
Net interest margin (1)	4.14%	4.02%	3.75%	4.12%	3.85%
Dividend payout ratio (2)	6.73%	5.67%	4.88%	6.79%	5.04%

(1)	Net interest income divided by average interest-earning assets
(2)	Cash dividends per share divided by net income per share.

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

The Bank was established as a state-chartered federally insured commercial bank on March 1, 1994 and opened for business November 21, 1994 on Roosevelt Road in Glen Ellyn. The Bank opened a second location in downtown Wheaton on November 21, 1998. A third location was recently opened on County Farm Road in Wheaton on March 24, 2005. Plans to add a fourth location within the Company’s market area are currently being discussed but no definitive agreement has been entered into at this time.

FINANCIAL CONDITION

AVERAGE ASSETS AND LIABILITIES

Since its opening, the Bank has experienced considerable growth in deposits, earning assets, and total assets. Over the period from 2001 through 2005, total assets have grown by 50.1% or an annual average of 12.7%. After experiencing a lower than average rate of growth in 2004 of 5.8%, average assets grew at an annual average of 7.9% in 2005 which is an improvement but still below the historical average. The improvement in asset growth was attributed to the opening of the County Farm facility as well as significant growth in new loans. Economic and demographic factors continued to be generally positive in the Company’s market area in 2005, but the local competition continues to increase at a high rate making growth increasingly harder to achieve. Once again, during 2005, several new banking facilities were opened within the Company’s market area. Along with the asset growth, the Company experienced a substantial increase in loan demand reflected in a 10.1% increase over 2004. This marks the second consecutive year of strong growth in new loans. Average annual loan growth since 2001 of 10.9% has proved to be beneficial to the Company’s financial performance. The corresponding average annual growth in deposits of 12.2% has provided a ready means by which to fund the growth in loans.

Total average assets for the year ending December 31, 2005 were $254 million. Average earning assets in 2005 were $232 million, an increase of $12 million, or 5.5%, over 2004. The average earning asset growth in 2005 is primarily due to an increase of $17 million in the loan portfolio, a 10.9% increase over 2004. This significant loan growth was partially funded by an increase in average deposits which have grown by $13 million since 2004. During the same period investments have fallen by $5 million as securities are allowed to run-off as they mature. The proceeds from the maturing securities have been reinvested in higher yielding loans.

While deposits grew by $13 million during 2005, the underlying changes in specific deposit categories behaved differently. Average demand and NOW deposits increased by $3 million and savings balances fell by $3 million. More significant variations were seen in money market balances, which fell by $17 million and certificates of deposit, which rose by $29 million. The decline in money market deposits was not totally unexpected as these types of deposits typically grow as rates fall and decline as rising rates provide more attractive investment opportunities. Some of this disintermediation effect is evident by the large increase in certificates of deposit. The net effect has been that the growth in deposits has been centered in higher yielding deposits which have a negative impact on the Company’s interest margin. However, overall the Company has been able to maintain a relatively low cost of funding as compared to its peers despite the change in deposit mix that occurred during 2005.

Average interest-bearing liabilities for 2005 were $205 million, an increase of 8.5% over 2004. Advances from the FHLB have begun to play a more significant role in funding, increasing to $6 million from $3 million over the same period. The increase in FHLB borrowing has become necessary due to the funding need created by the rapid growth in loans. The $3.6 million in subordinated debentures issued in 2002 remain on the books as an alternative funding source. The issuance of subordinated debentures is described more fully in the Company’s quarterly report on Form 10-QSB filed with the Securities Exchange Commission on August 14, 2002.

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

	2005		2004		2003
	Average Balance	Yield/ Rate (%)	Average Balance	Yield/ Rate (%)	Average Balance	Yield/ Rate (%)
Interest-earning assets:
Federal funds sold	$2,734	2.76%	$2,596	1.15%	$13,756	0.99%
Taxable securities	26,959	3.37%	33,367	3.09%	31,359	2.98%
Tax-exempt securities	12,130	4.27%	10,564	4.21%	10,201	4.32%
Loans	175,789	6.38%	158,568	5.69%	140,452	6.10%
Interest-bearing deposits	4,151	3.09%	5,139	1.38%	1,406	0.95%
FHLB stock	10,496	4.37%	9,886	7.62%	9,290	6.18%

Total interest-earning assets	$232,259	5.73%	$220,120	5.16%	$206,464	5.17%

Non-interest-earning assets:
Cash and due from banks	5,961		5,641		6,525
Premises and equipment	9,717		7,363		6,408
Allowance for loan losses	(1,269)		(1,646)		(1,671)
Other assets	6,878		3,496		4,337

Total non-interest-earning assets	21,287		14,854		15,599

Total assets	$253,546		$234,974		$222,063

Interest-bearing liabilities:
Deposits
NOW	$34,166	0.41%	$31,518	0.35%	$29,672	0.65%
Savings	34,937	0.55%	38,217	0.55%	41,774	0.90%
Money market	57,620	1.69%	74,216	1.44%	67,906	1.86%
Time	68,443	3.43%	39.090	2.46%	37,622	2.72%
FHLB advances	6,110	3.44%	2,829	3.46%	2,000	3.75%
Federal funds purchased and Repurchase agreements	675	3.25%	17	1.82%	22	2.27%
Subordinated debentures	3,609	7.14%	3,609	5.16%	3,609	4.88%

Total interest-bearing Liabilities	$205,451	2.01%	$189,387	1.39%	$182,496	1.70%

Non-interest-bearing liabilities:
Demand deposits	28,271		28,378		24,435
Other liabilities	1,995		1,145		899
Stockholders’ equity	17,720		15,955		14,124

Total liability and Stockholders’ equity	$253,546		$234,974		$222,063

Net interest spread		3.72%		3.77%		3.47%
Net interest income to average interest-earning assets		3.94%		4.02%		3.75%

SECURITIES

The Company’s securities portfolio can be divided into five categories of debt instruments, as shown below. The securities portfolio is managed to provide liquidity and earnings in various interest rate cycles. The carrying value of these securities is detailed below.

	2005	2004	2003
U.S. Treasury Bills	$0	$0	$4,994
U.S. Government Agencies	9,338	11,995	16,144
Mortgage-backed Securities	12,521	17,156	20,228
States and Political Subdivisions	15,507	10,309	11,728
SBA Guaranteed Pool	972	1,250	1,498

Total Investment Securities	$37,888	$40,710	$54,592

The following table shows the weighted average yield for each security group by term to final maturity as of December 31, 2005.

Security Type	Less than 1 year	Yield	1 to 5 years	Yield	5 to 10 years	Yield	Over 10 years	Yield
U.S. Government Agencies	$1,980	3.02%	$4,988	4.76%	$2,370	5.37%	$0	0.0%
Mortgage-Backed Securities	0	0.0%	1,847	3.33%	1,543	3.26%	9,131	3.21%
States and Political Subdivisions[1]	693	3.62%	3,851	5.28%	5,860	6.25%	4,653	6.91%
SBA Guaranteed Pool	0	0.0%	0	0.0%	71	3.00%	901	5.03%

Total Investment Securities	$2,673	3.18%	$10,686	4.70%	$9,844	5.54%	$14,685	4.50%

[1]	Fully taxable equivalent

At December 31, 2005, the Company did not own any security of any one issuer where the aggregate carrying value of such securities exceeded 10 percent of the Company’s stockholder’s equity, except for certain debt securities of the U.S. Government Agencies and Corporations.

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

The Company’s loan portfolio by major category as of December 31 for each of the past five years is shown below.

	2005	2004	2003	2002	2001
Real estate
Commercial	$83,744	$74,769	$65,514	$59,206	$46,638
Construction	23,020	9,580	10,530	7,295	9,284
Residential	23,007	24,962	17,799	10,964	16,208
Home Equity	35,413	28,790	28,612	29,261	24,087

Total real estate	165,184	138,101	122,455	106,726	96,217
Commercial	26,334	26,309	25,988	35,839	32,551
Consumer	2,576	1,991	2,239	2,470	3,425

Total loans	194,094	166,401	150,679	145,035	132,193
Deferred loan costs, net	(50)	22	34	29	13
Allowance for loan losses	(1,381)	(1,367)	(1,676)	(1,757)	(1,140)

Loans, net	$192,663	$165,056	$149,037	$143,307	$131,066

LOAN MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES (IN $000)

The following table shows the amount of total loans outstanding as of December 31, 2005 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

	Maturing
	Within one Year	After one but Within Five years	After five Years	Total
Commercial	$18,432	$7,546	$356	$26,334
Real Estate	44,953	108,691	11,538	165,182
Consumer	1,084	1,494	—	2,578

Totals	$64,469	$117,731	$11,894	$194,094

Below is a schedule of the loan amounts maturing or repricing and are classified according to their sensitivity to changes in interest rates.

	Interest Sensitivity
	Fixed Rate	Variable Rate	Total
Due within three months	$3,928	$7,326	$11,254
Due after three months within 1 year	12,107	41,108	53,215
Due after one but within five years	86,888	30,843	117,731
Due after five years	3,287	8,607	11,894

Total	$106,210	$87,884	$194,094

DEPOSITS

The following table shows the maturity schedule for the Company’s time deposits of $100,000 or more as of December 31, 2005 and December 31, 2004.

	2005	2004
Three months or less	$9,072	$3,788
Three months through six months	8,271	2,444
Six months through twelve months	5,390	5,725
Over twelve months	3,523	5,812

	$26,256	$17,769

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

The Company issued $3.6 million in variable-rate subordinated debentures at the 3-month LIBOR plus 3.45%. As of December 31, 2005, $3.5 million of these proceeds qualified as Tier 1 capital.

The transaction described above, in addition to retained earnings, allowed the Bank to be categorized as well capitalized under all three of the banking regulators’ prompt corrective action criteria at December 31, 2005 and 2004.

STOCKHOLDERS’ EQUITY

The Company’s stockholders’ equity increased $1,746,000, or 10.4%, from December 31, 2004 to December 31, 2005. Earnings of $2,031,000 were the primary source of this growth. This follows the trend form the previous period when the Company’s stockholders’ equity grew by 13.3% also due to earnings of $2,291,000 during 2004. The decline in earnings from 2004 to 2005, which is discussed in detail in the Results of Operations, was largely due to the costs associated with the opening of the County Farm facility.

The accumulated other comprehensive income , net of deferred taxes, decreased $194,000 at December 31, 2005. This decrease was primarily due to the continued increase in interest rates in 2005, which had a negative impact on securities market values. Dividends of approximately $136,000 representing $0.20 per share were paid to stockholders during 2005 representing an increase over 2004 total dividends of $130,000 and $0.19 per share.

Stockholders’ equity (book value) per share increased from $24.48 at December 31, 2004 to $27.03 per share at year-end 2005, a 10.4% increase. Over the period from December 31, 2003 to December 31, 2004 an increase in book value of 13.3% occurred. Book value as of December 2005 of $27.03 represents an increase of 58.5% from December 2001’s value of $17.05 per share.

RESULTS OF OPERATIONS

OVERVIEW

For the year ended December 31, 2005, the Company earned $2,031,000 or $2.96 per diluted share, compared to $2,291,000 or $3.34 per share in 2004. This represents an 11.4% decrease in net income from 2004. Comparing 2004 results to the prior period shows an increase in earnings of 17.8% or $0.51 per diluted share. Overall earnings have increased by more than double from 2001, resulting in earnings of $2.96 per share up from $1.97 per share. During this period the company has experienced an average annual increase in earnings of 12.6% per year. The year 2005 marks the second time during this five year period that earnings experienced a period to period decline. While net earnings were down, net interest income of $9,322,000 represents an increase of $470,000, or 5.3%. As in past years, net interest income remains the driving force behind the Company’s earnings. Looking back and comparing 2005 net interest income to 2001 results shows an increase of 54.4%, or 13.6% on an average annual basis. With positive results provided by net interest income, the primary reason for the drop in earnings was the net effect of the expense associated with the opening of the County Farm Facility which occurred in late March 2005.

SIGNIFICANT RATIOS

Following are a number of significant ratios and other information generally used to examine performance of banks and bank holding companies. The consolidated ratios for the Company follow:

	2005	2004	2003
Return on average assets (1)	0.78%	0.98%	0.85%
Return on average equity (2)	11.42%	14.51%	14.13%
Net loan growth (3)	16.73%	10.75%	4.00%
Deposit growth (3)	8.68%	4.69%	15.44%
Net interest spread (4)	3.72%	3.77%	3.47%
Efficiency ratio (5)	70.09%	66.01%	67.36%

(1)	Net income divided by average total assets
(2)	Net income divided by average stockholders’ equity
(3)	Based on 2005, 2004 and 2003 year-end totals
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

Net interest income in 2005 was $9.3 million, compared to $8.9 million in 2004, and $7.7 million in 2003. The Company’s net interest income expressed as a percentage of average interest-earning assets (net interest margin) was 3.94% in 2005 compared to 4.02% in 2004 and 3.75% in 2003. A $570,000 increase in net interest income in 2005 resulted from favorable changes in interest-earning asset and interest-bearing liability volumes while the effect of rising interest rates had a negative impact, reducing this amount by $100,000 resulting in the net change from 2004 of $470,000. The $1.1 million increase in 2004 from 2003 resulted from favorable changes in interest-earning asset and interest-bearing liability volumes of $1.0 million and favorable rate variances of $74,000.

The following table allocates changes in interest income and interest expense in 2005 compared to 2004 and in 2004 compared to 2003 between amounts attributable to changes in rate and changes in volume for the various categories of interest-earning assets and interest-bearing liabilities. The changes in interest income and interest expense due to both volume and rate have been allocated proportionally.

	2005 Compared to 2004			2004 Compared to 2003
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
Interest Earning Assets:
Federal Funds Sold	$43	$2	$45	$20	$(126)	$(106)
Taxable securities	99	(214)	(115)	21	97	118
Tax exempt securities	6	67	73	(10)	15	5
Loans receivable	1,171	1,053	2,224	(556)	972	416
FHLB stock and other	(216)	(20)	(236)	15	208	223

Total interest-earning assets	1,104	887	1,991	(510)	1,166	656

Interest-bearing liabilities
Deposits	1,149	164	1,313	(592)	95	(497)
FHLB Advances and other borrowed funds	(14)	153	139	(9)	36	27
Subordinated Debentures	69	0	69	17	0	17

Total int.-bearing liabilities	1,204	317	1,521	(584)	131	(453)

Change in net interest income	$(100)	$570	$470	$74	$1,035	$1,109

Growth in average loans, the Company’s highest yielding assets, was 10.1% in 2005. The yield on loans rose to 6.38% compared to 5.69% in 2004. This increase in yield reversed a three year trend of falling returns. The yield of 5.69% in 2004 represented a decline of 41 basis points from 2003’s yield of 6.10%. The increase in loan yield is generally reflective of the rise in general interest rates experienced in 2005. The yield on total earning assets was 5.73% in 2005 and 5.16% in 2004. Growth in average earning assets of 5.5% along with higher yields resulted in increased interest income of $2.0 million, or 17.3%, over the previous year. This is a significant improvement over last year’s gain of 6.0% which followed declines in interest income in 2003 and 2002. As the Company’s main source of revenue, the increase in interest income has had a positive impact on 2005 earnings.

On the other hand, the steady rise in interest rates during 2005 had an adverse impact on interest expense. At $4.2 million, interest expense increased by $1.5 million, or 57.5%, over 2004. Not only was this a significant increase but the results mark the reversal of the recent trend of declining interest expense over the past three years. As was the case with interest income, generally rising interest rates were the primary factor in increasing interest expense. In addition, competitive forces along with funding requirements have caused a shift in the Company’s deposit mix. During 2005 there has been significant increase in time deposits which at $68.4 million represent growth of $29.4 million, or 75.2%, from 2004. Some of this growth has come at the expense of money market balances which fell by $16.6 million, or 22.4%, over the same period. Some of this change has occurred as depositors seek to lock in higher rates as general rates have risen. The Company has also begun to more aggressively market its time deposit products. While deposits grew by $12.5 million during 2005, this increase was insufficient to keep pace with loan growth which necessitated an increase in borrowed funds. The borrowed funds are represented as FHLB advances on the balance sheet and at $6.1 million on average have increased by $3.3 million over 2004 borrowings. The cost of the borrowed funds at 3.44% represents a slight decrease from 2004 at 3.46%. The rate on the $3.6 million in subordinated debentures is tied to the 3 month LIBOR rate and has increased from 4.88% in 2003 to 5.16% in 2004 and ending at 7.14% in 2005. The cost of total interest-bearing liabilities increased 62 basis points to 2.01% from 1.39% in 2005 after having declined by 31 basis points from 1.70% in 2004. While the cost of funding liabilities has increased, at 2.01%, the Company’s funding expense is within expected results.

The average national prime rate was approximately 6.19% in 2005 and 4.34% in 2004. During a year of continued interest rate increases, the Company saw its net interest spread fall to 3.72% in 2005 from 3.77% in 2004 after having risen by 30 basis points from 3.47% in 2003. Net interest spread is defined as the yield on total interest-earning assets minus the rate on total interest-bearing liabilities. The Company maintained the ratio of average earning assets to average interest-bearing liabilities relatively stable for 2005, 2004 and 2003 respectively.

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

The allowance for loan losses was $1.4 million, representing 0.71% of total loans, as of December 31, 2005, compared to an allowance of $1.4 million or 0.83% of total loans at year-end 2004 and $1.6 million or 1.18% of total loans at year-end 2003.

One measurement used by management in assessing the risk inherent in the loan portfolio is the level of nonperforming loans. Nonperforming loans are comprised of non-accrual loans and other loans 90 days or more past due. Nonperforming loans and other assets were as follows at year end.

NON-PERFORMING ASSETS

	2005	2004	2003	2002	2001
Non-accrual loans	$115	$21	$727	$2,925	$660
Other loans 90 days past due	752	1,168	1,905	—	—

Total nonperforming loans	867	1,189	2,632	2,925	660
Other real estate	—	—	711	82	—

Total nonperforming assets	$867	$1,189	$3,343	$3,007	$660

Nonperforming loans to total loans	0.45%	0.72%	1.75%	2.04%	0.50%
Allowance for loan losses To nonperforming loans	159.28%	114.97%	63.68%	60.07%	172.72%
Total nonperforming assets To total stockholders’ equity	4.70%	7.11%	22.66%	23.07%	5.69%
Total nonperforming assets To total assets	0.32%	0.50%	1.43%	1.48%	0.36%

The provision for loan losses in 2005 is higher than in previous years and is a reflection of the growth in total loans. Levels of nonperforming loans are considered manageable at year end 2005. Total nonperforming loans as a percentage of total loans has fallen steadily over the past three years. From a high of 2.04% this ratio ended at 0.45% in 2005. Based on its analysis of the loan portfolio risks discussed above, including historical loss experience and levels of nonperforming loans, management believes that the allowance for loan losses is adequate at December 31, 2005 to cover any potential losses.

The Company experienced a significant increase in nonperforming and charged off loans in 2002. In part, this was due to deteriorating economic conditions and the effect that has upon smaller businesses within the marketplace. The impact of the problems associated with these conditions carried over into 2003 and 2004 with $111,000 and $359,000 in net charge-offs respectively during those years. Despite an additional $251,000 in net charge-offs during 2005, the charge-offs, as a percentage of total loans stands at 0.15% in 2005 down from a high of 0.66% in 2002. In response to the identified weaknesses in both process and customer base, management formed a credit quality committee in 2002 charged with monitoring problem credits and directing their resolution. The committee has been successful in identifying existing problem credits. This committee meets on a monthly basis to monitor troubled credits. The management of the Company is confident that any past problems which resulted from weaknesses in process have been identified and addressed.

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

The following table details the component changes in the Company’s allowance for loan losses for each of the past five years:

	Amount as of December 31,
	2005	2004	2003	2002	2001
Total Loans at Year-end	$192,663	$165,056	$149,037	$143,307	$131,066
Average daily balances for loans for the year	178,373	158,568	140,452	140,578	120,702

Allowance for loan losses at beginning of period	$1,367	$1,676	$1,757	$1,140	$1,033

Loan charge-offs during the period
Commercial	(200)	(365)	(100)	(860)	(241)
Real Estate	(53)	(46)	0	(55)	0
Consumer	(18)	(73)	(16)	(19)	(45)

Total Charge-offs	(271)	(484)	(116)	(934)	(286)

Loan recoveries during the period
Commercial	7	108	3	4	0
Real Estate	0	0	0	0	0
Consumer	13	17	2	3	0

Total recoveries	20	125	5	7	0

Net recoveries (charge-offs)	(251)	(359)	(111)	(927)	(286)

Provision charged to expense	265	50	30	1,544	393

Allowance for loan losses at end of period	$1,381	$1,367	$1,676	$1,757	$1,140

Ratio of net recoveries/(charge-offs) during the period to average loans outstanding	0.14%	0.23%	0.08%	0.65%	0.23%

Allowance for loan losses to loans outstanding at year- end	0.71%	0.83%	1.18%	1.23%	0.87%

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

Presented below is an analysis of the composition of the allowance for loan losses and percent of loans in each category to total loans:

	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
Balance at December 31:
Commercial and industrial [1]	$925	13.6%	$1,066	21.6%	$959	24.2%
Real estate mortgage [2]	371	85.1	200	77.2	322	74.3
Individuals’ loans for household and other personal expenditures, including other loans	62	1.3	48	1.2	130	1.5
Unallocated	23		53		265

Totals	$1,381	100.0%	$1,367	100.0%	$1,676	100.0%

(1)	Category also includes lease financing, loans to financial institutions, tax-exempt loans, agricultural production financing and other loans to farmers and construction real estate loans.
(2)	Category includes for commercial and farmland and residential real estate loans.

LOAN CONCENTRATION

At December 31, 2005, the Company did not have any concentration of loans exceeding 10 percent of total loans which are otherwise not disclosed. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

NONINTEREST INCOME

Noninterest income consists primarily of service charges on customer deposit accounts, mortgage loan origination fees, and other service charges and fees. Total noninterest income for 2005 increased $128,000, or 10.7%, over the prior year. Noninterest income of $1,319,000 in 2005 represents 14.1% of revenues, net of interest expense, compared to 13.5% in 2004 and 17.4% in 2003. The increase in 2005 reverses the decline in noninterest income experienced in 2004 of $158,000 from the previous year. The majority of the improvement in income resulted from the income earned on bank owned life insurance (BOLI) which was purchased in December 2004. Income earned in 2005 was $233,451 as compared to $6,288 in 2004, the initial year of purchase. Income generated by BOLI is exempt from federal taxes. Service charge income continued to decline ending at $517,000 down from $537,000 in 2004 and $562,000 in 2003. The continued decline has been precipitated by the intensified competition and the prevalence of a tendency towards offering service charge free accounts within the Company’s market. Fees for originating mortgage loans for other investors were $218,000 in 2005, $243,000 in 2004 and $434,000 in 2003. The decline in origination fees inversely tracks the steady rise of interest rates over the same period which tends to have a dampening impact on refinancing activity.

NONINTEREST EXPENSE

Noninterest expense consists of compensation, occupancy and equipment expense, data processing and other costs such as advertising and professional fees. Total noninterest expense of $7,458,000 in 2005 represents an increase of $829,000, or 12.5%, over 2004. This increase comes on top of an increase of $507,000, or 8.3%, from 2003 to 2004. A major reason for the increase in noninterest expense during 2005 has been the costs associated with the opening of the County Farm facility along with the operating costs thereafter. The facility opened in late March of 2005 and added an additional $618,000 in new expenses. This as well as other significant factors contributing to the expense increase are discussed below.

Salaries and employee benefits, which represent the largest component of noninterest expense, were $4,154,000 and $3,723,000 in 2005 and 2004, respectively. Of the $431,000 in additional expense, total salaries accounted for $350,000, or 81.2%, of the increase with increased group health insurance costs accounting for an additional $36,000, or 8.4%. The effect of County Farm on salaries and employee benefits during 2005 was $281,000. The Company had 65 and 61 full-time equivalent employees at December 31, 2005 and 2004, respectively. Other factors affecting increased compensation costs in 2005 were inflation and merit pay increases, recruitment expense, and rising health insurance costs.

Occupancy expense increased by $86,000, or 28.6%, in 2005 after increasing by $66,000 in 2004. This increase in 2005 again is attributable to County Farm which added an additional $90,000 in expense. Similarly, equipment expense was higher by $63,000, or 15.8%, again with County Farm adding an additional $65,000 in expense. In 2004 the increase was attributed to a 44.8% increase in Real Estate Taxes and expenses related to the Company’s commercial office property located adjacent to the Bank at 346 Taft.

In other areas, data processing costs were $600,000 and $562,000 in 2005 and 2004, respectively. The increase in data processing reflects rising costs due to increased volume in deposit and loan accounts and also the Company’s continued commitment to keep pace with technology. The Company’s core processing contract was renegotiated during 2005 for a seven year term and will result in some cost savings over the life of the agreement as well as provide the Company with new services to improve efficiency and to provide a higher level of service delivery to its client base. The cost associated with consumer and business internet banking also is included in this expense category. Advertising and marketing costs rose $145,000, or 54.1%, in 2005 after having remained relatively constant in 2004 rising by only $33,000, or 14.0%. The increased cost in 2005 is associated with advertising expenses for the County Farm grand opening as well as an increased marketing effort designed to attract new deposits.

INCOME TAXES

Income tax expense decreased by $186,000, or 17.3%, in 2005 after decreasing by $78,000, or 7.8%, in 2004. Income tax expense was 30.4%, 32.3% and 34.2% of pre-tax income in 2005, 2004 and 2003, respectively. The lower effective tax rate in 2005 is partially attributable to the tax-free earnings on the Company’s BOLI investment.

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

Management expects ongoing operating activities to continue to be a primary source of cash flows for the Company. For example, cash flows from operating activities exceeded accrual basis net income by $773,000 in 2005 and by $818,000 in 2004. In addition, the Bank maintains open lines of credit for federal funds purchased, and secured borrowing facilities at the Federal Home Loan Bank of Chicago, Marshall & Isley Bank (M&I), and US Bank. Management is confident that the Bank has adequate liquidity for normal banking activities.

A primary investing activity of the Company is the origination of loans. Loans made to customers, net of principal collections, were $27.9 million in 2005, $16.1 million in 2004 and $5.7 million in 2003. The Company’s strongest loan growth was in the commercial sector with the loans on real estate category increasing by $8.9 million along with construction lending which grew by $13.4 million. Total Consumer Loans including residential mortgages and Home Equity grew by $5.2 million over the same period.

Deposits grew by $12.6 million, $9.5 million and by $29.5 million in 2005, 2004 and 2003, respectively. Despite intense competition for deposits from the many financial institutions in the Company’s market area, the Company has been successful in attracting sufficient deposits to provide for the majority of its funding needs. However, funding through retail deposits continues to grow more challenging as well as more expensive than in past years.

During 2005, the Company took out an additional $2.5 million in fixed rate advance with the Federal Home Loan Bank of Chicago bringing the total FHLB borrowings to $8.5 million. The advances were taken to provide for immediate funding needs as well as for future loan growth.

DIVIDENDS

It has been a policy of the Company to pay only small to moderate dividends so as to retain earnings to support growth. Dividends for 2005 were $136,000 or 6.70% of net income. In 2004, dividends of $130,000 represented 5.67% of earnings. Dividends are paid quarterly.

CONTRACTUAL OBLIGATIONS

The following tables disclose contractual obligations and commercial commitments of the Company as of December 31, 2005:

	2006	2007	2008	2009	2010	2011 and after	Total
Federal Home Loan Bank Advances	$2,000	$2,000	$2,500	$2,000			$8,500
Subordinated debentures						3,609	3,609
Data Processing[1,2]	$487	504	523	541	561	1,183	3,799
Branch Facility Construction	$200						200

Total	$2,687	$2,504	$3,023	$2,541	$561	$4,792	$16,108

(1)	Estimated contract amount based on transaction volume. Actual expense was $500,000 and $484,000 in 2005 and 2004, respectively.
(2)	Contract expires September 31, 2012.

The Company’s purchase obligations have no material impact on its cash flow or liquidity and, accordingly, have not been included in the above table.

FORWARD-LOOKING STATEMENTS

Community Financial Shares, Inc. (“Company”) from time to time includes forward-looking statements in its oral and written communication. The Company may include forward-looking statements in filings with the Securities and Exchange Commission, such as this Form 10-K and Form 10-QS, in other written materials and in oral statements made by senior management to analysts, investors, representatives of the media and others. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and the Company is including this statement for purposes of these safe harbor provisions. Forward-looking statements can often be identified by the use of words like “estimate,” “project,” “intend,” “anticipate,” “expect” and similar expressions. These forward-looking statements include:

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

Because of these and other uncertainties, the Company’s actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Company’s past results of operations do not necessarily indicate its future results.

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

The Company’s primary market area for lending is the county of DuPage in northeastern Illinois. When evaluating the adequacy of allowance, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Company’s customers.

The Company has not substantively changed any aspect of its overall approach in the determination of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.

Valuation of Securities. The Company’s available-for-sale security portfolio is reported at fair value. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s ability to hold the security to maturity. A decline in value that is considered to be other-than-temporary is recorded as a loss within other operating income in the consolidated statement of income.

ACCOUNTING MATTERS

Shared-Based Payment

In December 2004, the FASB issued SFAS No. 123, Revised, Share-Based Payment (SFAS 123(R)), which requires all companies to record compensation cost for stock options and other awards provided to employees in return for employee service. The cost of the options is measured at the fair value of the options when granted and is expensed over the employee service period, which is normally the vesting period of the options granted. The Company adopted SFAS 123(R) on January 1, 2006. Future compensation cost and the impact on the Company’s results of operation as a result of any future option grants will depend on the level of any future option grants, the related vesting period, and the calculation of the fair value of the options granted as of the grant date. As such, the Company cannot currently estimate compensation expense relating to future awards.

The adoption of SFAS No. 123(R) is not expected to have a significant impact on the Company’s financial condition or results of operations.

The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

In January 2003, the Emerging Issues Task Force (EITF) began a project to provide additional guidance on when a market value decline on debt and marketable equity securities should be considered other-than-temporary. Currently, declines in market value that are considered to be other-than-temporary require that a loss be recognized through the income statement. In March 2004, the FASB ratified the consensus reached by the EITF in Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. In September 2004, the FASB issued a staff position (FSP 03-1-1) which delayed the effective date for the measurement and recognition guidance of EITF 03-1 due to additional proposed guidance.

In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the FASB staff to issue a FASB Staff Position (FSP) titled FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The final FSP supersedes EITF 03-1 and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment Upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. FSP FAS 115-1 replaces guidance in EITF 03-1 on loss recognition with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). FSP FAS 115-1 also clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made.

FSP FAS 115-1 was effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has consistently followed the loss recognition guidance in SFAS No. 115, so the adoption of FSP FAS 115-1 did not have a significant impact on the Company’s financial condition or results of operations.

Earnings Per Share

On September 30, 2005, the FASB issued a proposed amendment to SFAS No. 128, Earnings per Share, to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares. The primary impact on the Company of the proposed Statement would be a change to the treasury stock method for year-to-date diluted earnings per share.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company monitors and manages risks associated with changes in interest rates and mismatched asset and deposit maturities. Significant changes in rates can adversely affect net interest income, market value of securities, and the economic value of equity. Based on the Company’s current simulation model, the following schedule indicates the estimated effects of an immediate upward rate shift of 100, 200 and 300 basis points as of December 31, 2005:

	100 Basis Point Rate Shift Up	200 Basis Point Rate Shift Up	300 Basis Point Rate Shift Up
Net interest income	+2.9%	+5.8%	+8.7%
Market value of securities	-3.7%	-7.1%	-10.3%

Based on the Company’s current simulation model, the following schedule indicates the estimated effects of an immediate downward rate shift of 100, 200, 300 basis points as of December 31, 2005:

	100 Basis Point Rate Shift Down	200 Basis Point Rate Shift Down	300 Basis Point Rate Shift Down
Net interest income	0.2%	-2.4%	-6.3%
Market value of securities	+3.8%	+7.8%	+12.1%

All measures of interest rate risk are within policy guidelines

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors

Community Financial Shares, Inc.

Glen Ellyn, Illinois

We have audited the accompanying consolidated balance sheets of Community Financial Shares, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Financial Shares, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Indianapolis, Indiana

February 17, 2006

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

(Dollars in thousands)

	2005	2004
ASSETS

Cash and due from banks	$7,494	$5,354
Interest bearing deposits	300	2,655
Federal funds sold	—	500

Cash and cash equivalents	7,794	8,509

Securities available for sale	37,888	40,710
Loans, less allowance for loan losses of $1,381 and $1,367	192,663	165,056
Federal Home Loan Bank stock	10,742	10,232
Premises and equipment, net	11,559	8,232
Cash value of life insurance	5,240	5,006
Interest receivable and other assets	1,643	1,650

Total assets	$267,529	$239,395

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$229,704	$211,373
Federal Home Loan Bank advances	8,500	6,000
Federal funds purchased	5,000	—
Subordinated debentures	3,609	3,609
Interest payable and other liabilities	2,247	1,690

Total liabilities	249,060	222,672

Stockholders’ equity
Common stock - no par value, 900,000 shares authorized; 685,539 and 683,069 issued and outstanding	—	—
Paid-in capital	8,148	8,103
Retained earnings	10,402	8,507
Accumulated other comprehensive income (loss)	(81)	113

Total stockholders’ equity	18,469	16,723

Total liabilities and stockholders’ equity	$267,529	$239,395

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2005, 2004 and 2003

(Dollars in thousands, except per share data)

	2005	2004	2003
Interest income
Loans	$11,394	$9,170	$8,754
Securities
Taxable	930	1,045	933
Exempt from federal income tax	518	445	440
Federal funds sold	75	30	136
Federal Home Loan Bank dividends and other	574	810	587

Total interest income	13,491	11,500	10,850

Interest expense
Deposits	3,658	2,345	2,842
Federal Home Loan Bank advances and other borrowed funds	261	122	95
Subordinated debentures	250	181	170

Total interest expense	4,169	2,648	3,107

Net interest income	9,322	8,852	7,743

Provision for loan losses	265	50	30

Net interest income after provision for loan losses	9,057	8,802	7,713

Noninterest income
Service charges on deposit accounts	517	537	562
Mortgage origination fees	218	243	434
Other service charges and fees	583	378	353
Gain on sale of fixed assets	1	—	—
Gain on sale of securities	—	33	—

Total noninterest income	1,319	1,191	1,349

Noninterest expense
Salaries and employee benefits	4,154	3,723	3,465
Net occupancy expense	387	301	235
Equipment expense	461	398	383
Data processing	600	562	480
Advertising and marketing	413	268	235
Professional fees	335	310	350
Other operating expenses	1,108	1,067	974

Total noninterest expense	7,458	6,629	6,122

Income before income taxes	2,918	3,364	2,940

Income tax expense	887	1,073	995

Net income	$2,031	$2,291	$1,945

Earnings per share
Basic	$2.97	$3.36	$2.85
Diluted	2.96	3.34	2.83

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2005, 2004 and 2003

(Dollars in thousands, except share data)

	Number Of Common Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2003	680,923	$8,113	$4,496	$427	$13,036
Comprehensive income
Net income	—	—	1,945	—	1,945
Change in unrealized gain on securities available for sale, net of tax of $94	—	—	—	(149)	(149)

Total comprehensive income					1,796

Cash dividends ($.14 per share)	—	—	(95)	—	(95)
Purchase of stock	(344)	(13)		—	(13)
Exercise of stock options, net of tax	2,225	31	—	—	31

Balance at December 31, 2003	682,804	8,131	6,346	278	14,755

Comprehensive income
Net income	—	—	2,291	—	2,291
Change in unrealized gain on securities available for sale, net of tax of $105	—	—	—	(165)	(165)

Total comprehensive income					2,126

Cash dividends ($.19 per share)	—	—	(130)	—	(130)
Purchase of stock	(1,230)	(48)	—	—	(48)
Exercise of stock options, net of tax	1,495	20	—	—	20

Balance at December 31, 2004	683,069	8,103	8,507	113	16,723

Comprehensive income
Net income	—	—	2,031	—	2,031
Change in unrealized gain on securities available for sale, net of tax of $123	—	—	—	(194)	(194)

Total comprehensive income					1,837

Cash dividends ($.20 per share)			(136)		(136)
Exercise of stock options, net of tax	2,470	45	—	—	45

Balance at December 31, 2005	685,539	$8,148	$10,402	$(81)	$18,469

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

	2005	2004	2003
Cash flows from operating activities
Net income	$2,031	$2,291	$1,945
Adjustments to reconcile net income to net cash provided by operating activities
Amortization on securities, net	181	307	252
Federal Home Loan Bank stock dividends	(510)	(599)	(709)
Depreciation	382	300	317
Provision for loan losses	265	50	30
Gain on sale of securities	—	(33)	—
Gain on sale of other real estate owned	—	(72)	(14)
Deferred income taxes	167	384	106
Change in cash value of life insurance	(234)	—	—
Change in interest receivable and other assets	7	(32)	(739)
Change in interest payable and other liabilities	515	513	449

Net cash provided by operating activities	2,804	3,109	1,637

Cash flows from investing activities
Purchases of securities available for sale	(5,118)	(8,712)	(46,871)
Maturities and calls of securities available for sale	7,440	16,522	17,387
Proceeds from sales of securities available for sale		5,530	—
Net increase in loans	(27,872)	(16,069)	(5,760)
Purchase of life insurance	—	(5,006)	—
Proceeds from sales of other real estate owned	—	360	—
Premises and equipment expenditures, net	(3,709)	(1,488)	(1,627)

Net cash used in investing activities	(29,259)	(8,863)	(36,871)

Cash flows from financing activities
Change in
Non-interest bearing and interest bearing demand deposits and savings	(24,441)	(3,859)	30,967
Certificates and other time deposits	42,772	2,454	(2,503)
Short-term borrowings	5,000	(125)	—
Proceeds from Federal Home Loan Bank advances	2,500	6,000	—
Repayment of FHLB advances	—	(2,000)	—
Purchase of stock	—	(48)	(13)
Exercise of stock options	45	20	31
Dividends paid	(136)	(130)	(95)

Net cash provided by financing activities	25,740	2,312	28,387

Net change in cash and cash equivalents	(715)	(3,442)	(6,847)

Cash and cash equivalents at beginning of year	8,509	11,951	18,798

Cash and cash equivalents at end of year	$7,794	$8,509	$11,951

Supplemental disclosures
Interest paid	$3,977	$2,637	$3,153
Income taxes paid	396	697	620

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

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The effect on net income and earnings per share if expense was measured using the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, was not material in 2005, 2004 or 2003.

In December 2004, the FASB issued SFAS No. 123, Revised, Share-Based Payment (SFAS 123(R)), which requires all public companies to record compensation cost for stock options and other awards provided to employees in return for employee service. The cost of the options is measured at the fair value of the options when granted and is expensed over the employee service period, which is normally the vesting period of the options granted. The Company adopted SFAS 123(R) on January 1, 2006. Future compensation cost and the impact on the Company’s results of operation as a result of any future option grants will depend on the level of any future option grants, the related vesting period, and the calculation of the fair value of the options granted as of the grant date. As such, the Company cannot currently estimate compensation expense relating to future awards.

The adoption of SFAS No. 123(R) is not expected to have a significant impact on the Company’s financial condition or results of operations

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

Cash on hand or on deposit with the Federal Reserve Bank of $2,521,000 was required to meet regulatory reserve and clearing requirements at year-end 2005.

NOTE 3 - SECURITIES AVAILABLE FOR SALE

The fair value of securities available for sale at year end is as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2005
U. S. government agencies	$9,338	$—	$(162)
States and political subdivisions	15,057	346	(55)
Mortgage-backed	12,521	11	(288)
SBA guaranteed	972	16	—

	$37,888	$373	$(505)

2004
U. S. government agencies	$11,995	$16	$(70)
States and political subdivisions	10,309	458	(27)
Mortgage-backed	17,156	39	(248)
SBA guaranteed	1,250	18	—

	$40,710	$531	$(345)

Securities classified as U. S. government agencies include notes issued by government-sponsored enterprises such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank. The SBA-guaranteed securities are pools of the loans guaranteed by the Small Business Administration.

The fair values of securities available for sale at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$3,828	$3,804
Due after one year through five years	11,260	11,272
Due after five years through ten years	4,703	4,726
Due after ten years	4,475	4,593
Mortgage-backed	12,798	12,521
SBA guaranteed	956	972

	$38,020	$37,888

Securities with a carrying value of approximately $10,974,000 and $12,222,000 at December 31, 2005 and 2004 were pledged to secure public deposits, Federal Home Loan Bank advances and for other purposes as required or permitted by law.

Sales of securities were as follows:

	2005	2004	2003
Proceeds	$—	$5,530	$—
Gross gains	—	33	—
Gross losses	—	—	—
Tax expense	—	13	—

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2005 and 2004 was $25,795,000 and $25,668,000, which is approximately 68 and 63 percent of the Company’s investment portfolio. These declines primarily resulted from recent increases in market interest rates.

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

The following tables shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 and 2004:

2005

Description of Securities	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. government agencies	$2,434	$(39)	$6,904	$(123)	$9,338	$(162)
State and political subdivisions	4,646	(39)	891	(16)	5,537	(55)
Mortgage-backed securities	731	(13)	10,189	(275)	10,920	(288)

Total temporarily impaired securities	$7,811	$(91)	$17,984	$(414)	$25,795	$(505)

2004

Description of Securities	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. government agencies	$5,534	$(14)	$4,443	$(56)	$9,977	$(70)
State and political subdivisions	336	(1)	1,263	(26)	1,599	(27)
Mortgage-backed securities	3,264	(32)	10,828	(216)	14,092	(248)

Total temporarily impaired securities	$9,134	$(47)	$16,534	$(298)	$25,668	$(345)

NOTE 4 - LOANS

The Company has a geographic concentration of loan and deposit customers within the Chicagoland area. Most of the loans are secured by specific items of collateral including commercial and residential real estate and other business and consumer assets. Commercial loans are expected to be repaid from cash flow from operations of businesses.

Loans consisted of the following at December 31:

	2005	2004
Real estate
Commercial	$83,744	$74,769
Construction	23,020	9,580
Residential	23,007	24,984
Home equity	35,355	28,790

Total real estate loans	165,126	138,123
Commercial	26,342	26,309
Consumer	2,576	1,991

Total loans	194,044	166,423
Allowance for loan losses	(1,381)	(1,367)

Loans, net	$192,663	$165,056

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

The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2005	$1,626
New loans including renewals	1,300
Payments, etc., including renewals	704

Balances, January 1, 2005	$2,222

Activity in the allowance for loan losses is summarized below:

	2005	2004	2003
Balance at beginning of year	$1,367	$1,676	$1,757
Provision for loan losses	265	50	30
Charge-offs	(271)	(484)	(116)
Recoveries	20	125	5

Balance at end of year	$1,381	$1,367	$1,676

Impaired loans were not material in 2005 or 2004. Interest income recognized on impaired loans in 2005, 2004 and 2003 was not material.

Nonperforming loans were as follows:

	2005	2004	2003
Loans past due over 90 days still on accrual	$752	$1,168	$1,905
Nonaccrual loans	115	21	727

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at year end:

	2005	2004
Land	$2,602	$1,757
Building	6,606	4,517
Construction in progress	2,083	1,974
Furniture and equipment	1,897	1,796

Total cost	13,188	10,044
Accumulated depreciation	(1,629)	(1,812)

Net book value	$11,559	$8,232

At December 31, 2005, the Company’s estimated costs to complete construction of the addition to the main facility totaled approximately $200,000.

NOTE 6 - DEPOSITS

	2005	2004
Non-interest bearing DDA	$32,202	$28,707
NOW	37,484	36,072
Money market	43,787	68,613
Regular savings	32,127	36,648
Certificates and time deposits, $100,000 and over	26,256	17,769
Other certificates and time deposits	57,848	23,564

Total deposits	$229,704	$211,373

At December 31, 2005, scheduled maturities of certificates of deposits are as follows:

2006	$68,861
2007	9,549
2008	2,660
2009	2,204
2010	830

$84,104

NOTE 7 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank of Chicago totaled $8,500,000 and $6,000,000 at December 31, 2005 and 2004. Advances, at interest rates from 2.96 to 4.85 percent, are subject to restrictions or penalties in the event of prepayment.

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

At December 31, 2005, scheduled maturities of advances are as follows:

2006	$2,000
2007	2,000
2008	2,500
2009	2,000

$8,500

NOTE 8 - ISSUANCE OF SUBORDINATED DEBENTURES

In June 2002, the Company formed Trust I, a statutory business trust formed under the laws of the state of Connecticut. In June 2002, Trust I issued variable rate preferred securities with an aggregate liquidation amount of $3,500,000 ($1,000 per preferred security) to a third-party investor. The Company then issued variable rate junior subordinated debentures aggregating $3,609,000 to Trust I. The junior subordinated debentures are the sole assets of Trust I. The junior subordinated debentures and the preferred securities pay interest and dividends, respectively, on a quarterly basis. These junior subordinated debentures pay interest at a fixed rate of 5.336% through September 26, 2002 and a variable rate thereafter based on the 3-month LIBOR plus 3.45%. The interest rate at December 31, 2005 and 2004 was 7.97% and 6.00%, respectively. Until June 26, 2007, the interest will not exceed 11.95%. The debentures will mature on June 26, 2032, at which time the preferred securities must be redeemed. In addition, the Company may redeem the preferred securities in whole or part, beginning July 26, 2007 at a redemption price of $1,000 per preferred security.

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

	Capital to Risk Weighted Assets		Tier 1 Capital to Average Assets
	Total	Tier 1
Well capitalized	10%	6%	5%
Adequately capitalized	8	4	4
Undercapitalized	6	3	3

The actual capital levels and minimum required levels for the Company and the Bank were as follows at December 31:

	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2005
Total capital (to risk-weighted assets)
Consolidated	$23,413	11.7%	$16,035	8.0%		N/A
Bank	22,390	11.2	16,021	8.0	$20,026	10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	22,032	11.0	8,017	4.0		N/A
Bank	21,009	10.5	8,010	4.0	12,016	6.0
Tier 1 capital (to average assets)
Consolidated	22,032	7.8	11,347	4.0		N/A
Bank	21,009	8.0	10,471	4.0	13,089	5.0
2004
Total capital (to risk-weighted assets)
Consolidated	$21,477	12.3%	$13,934	8.0%		N/A
Bank	20,437	11.7	13,923	8.0	$17,403	10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	20,110	11.5	6,967	4.0		N/A
Bank	19,070	11.0	6,961	4.0	10,442	6.0
Tier 1 capital (to average assets)
Consolidated	20,110	7.9	10,223	4.0		N/A
Bank	19,070	8.1	9,418	4.0	11,772	5.0

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits (as defined) for the current year plus those for the previous two years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. Total stockholder’s equity of the Bank at December 31, 2005 was $20,928,000, of which $16,567,000 was restricted from dividend distribution to the Company.

At December 31, 2005, the Bank was categorized by its regulators as well capitalized in accordance with the regulatory criteria discussed above. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

NOTE 10 - RETIREMENT PLANS

The Company maintains a profit sharing/401(k) plan, which covers substantially all employees. Employees may make contributions to the plan. Employer contributions to the plan are determined at the discretion of the Board of Directors. Annual employer contributions are charged to expense. Profit sharing/401(k) expense was $228,000, $253,000 and $220,000 in 2005, 2004 and 2003.

The Company also maintains a nonqualified retirement program for directors. Expense for the directors’ retirement program was $35,000, $33,000 and $30,000 in 2005, 2004 and 2003.

Under agreements with the Company, certain members of the Board of Directors have elected to defer their directors’ fees. The cumulative amount of deferred directors’ fees (included in other liabilities on the Company’s balance sheet) was $487,000 and $383,000 at December 31, 2005 and 2004. The liabilities for the nonqualified retirement program for directors and for directors’ deferred fees are not secured by any assets of the Company. Deferred directors’ fees accounts are credited with interest at 5 percent.

NOTE 11 - INCOME TAXES

Income tax expense consists of the following:

	2005	2004	2003
Currently payable tax
Federal	$559	$541	$732
State	161	148	157
Deferred tax	167	384	106

Income tax expense	$887	$1,073	$995

Income tax expense differs from federal statutory rates applied to financial statement income due to the following:

	2005	2004	2003
Federal rate of 34 percent	$992	$1,144	$999
Add (subtract) effect of
Tax-exempt income, net of nondeductible interest expense	(163)	(144)	(132)
State income tax, net of federal benefit	128	146	122
Cash value of life insurance	(79)	—	—
Other items, net	9	(73)	6

Income tax expense	$887	$1,073	$995

Year end deferred tax assets and liabilities were due to the following:

	2005	2004	2003
Deferred tax assets
Allowance for loan losses	$415	$426	$540
Deferred compensation	280	239	194
Net unrealized losses on securities available for sale	51	—	—
Other	38	32	11

Total	784	697	745

Deferred tax liabilities
Accumulated depreciation	(172)	(180)	(138)
Deferred loan fees and costs, net	(24)	(24)	(14)
Prepaid expenses	(40)	(40)	—
Federal Home Loan Bank stock dividends	(1,038)	(827)	(580)
Net unrealized gains on securities available for sale	—	(72)	(176)
Other	(3)	(3)	(6)

Total	(1,277)	(1,146)	(914)

Net deferred tax liabilities	$(493)	$(449)	$(169)

NOTE 12 - EARNINGS PER SHARE

The factors used in the earnings per common share computation follow:

	2005	2004	2003
Basic
Net income	$2,031	$2,291	$1,945

Weighted-average common shares outstanding	683,557	682,002	682,611

Basic earnings per share	$2.97	$3.36	$2.85

Diluted
Net income	$2,031	$2,291	$1,945

Weighted-average common shares outstanding for basic earnings per share	683,557	682,002	682,611
Add dilutive effects of assumed exercise of stock options	3,233	4,179	4,334

Average shares and dilutive potential common shares	686,790	686,181	686,945

Diluted earnings per share	$2.96	$3.34	$2.83

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

A summary of the activity in the Plan follows:

	2005		2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	22,775	$28.40	21,270	$25.28	20,355	$19.59
Granted	3,750	45.56	3,600	39.28	7,300	35.00
Exercised	(2,470)	17.95	(1,495)	13.34	(2,225)	13.92
Forfeited	(3,580)	21.08	(600)	20.00	(4,160)	20.55

Outstanding at end of year	20,475	33.68	22,775	28.40	21,270	25.28

Options exercisable at year end	3,530		4,830		4,915

Weighted-average fair value of options granted during year	$8.40		$5.50		$5.09

The weighted-average fair value of options granted is computed using an option pricing model with the following weighted-average assumptions at the grant date for 2005, 2004 and 2003: risk-free interest rate of 3.73, 3.78 and 2.80 percent, expected option life of five years, volatility factors of expected market price of common stock of 11.45, 1.00 and 1.00 percent and a dividend yield of .44, .47 and .38 percent.

Options outstanding at December 31, 2005 were as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$11.67 - 28.00	5,650	3.6	21.12	2,360	20.88
$30.00 - 45.00	14,825	6.7	38.47	1,170	35.30

	20,475			3,530

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end.

	2005	2004
Financial standby letters of credit	$150	$139
Commitments to originate loans	5,054	7,916
Unused lines of credit and letters of credit	57,247	26,072
Performance standby letters of credit	618	461

NOTE 15 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of financial instruments at year end are as follows:

	2005		2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$7,794	$7,794	$8,509	$8,509
Securities available for sale	37,888	37,888	40,710	40,710
Loans receivable, net	192,663	191,257	165,056	162,688
Federal Home Loan Bank stock	10,742	10,742	10,232	10,232
Interest receivable	1,381	1,381	1,118	1,118

Financial liabilities
Deposits	229,704	229,593	211,373	211,185
Federal Home Loan Bank advances	8,500	8,462	6,000	5,925
Subordinated debentures	3,609	3,609	3,609	3,609
Interest payable	362	362	170	170

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, interest receivable and payable, deposits due on demand, variable rate loans, subordinated debentures, and notes payable. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans and time deposits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. The fair value of fixed rate Federal Home Loan Bank advances is based on current rates for similar financing. The fair value of off-balance-sheet items, which is based on the current fees or cost that would be charged to enter into or terminate such arrangements, is immaterial.

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

NOTE 16 - CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	December 31,
	2005	2004
Assets
Cash on deposit with the Bank	$658	$768
Investment in common stock of the Bank	20,928	19,183
Other assets	498	384

Total assets	$22,084	$20,335

Liabilities
Long-term debt	$3,609	$3,609
Other liabilities	6	3

Total liabilities	3,615	3,612
Stockholders’ Equity	18,469	16,723

Total liabilities and stockholders’ equity	$22,084	$20,335

Condensed Statements of Income

	Years Ending December 31,
	2005	2004	2003
Income	$291	$10	$16

Expenses
Interest expense	250	180	170
Other expenses	68	43	77

Total expenses	318	223	247

Loss Before Income Tax and Equity in Undistributed Income of the Bank	(27)	(213)	(231)

Income Tax Benefit	(119)	(83)	(90)

Income/(Loss) Before Equity in Undistributed Income of the Bank	92	(130)	(141)

Equity in Undistributed Income of the Bank	1,939	2,421	2,086

Net Income	$2,031	$2,291	$1,945

Condensed Statements of Cash Flows

	Years Ending December 31,
	2005	2004	2003
Operating Activities
Net income	$2,031	$2,291	$1,945
Equity in undistributed income of the Bank	(1,939)	(2,421)	(2,086)
Other changes	(111)	(77)	(8)

Net cash used in by operating activities	(19)	(207)	(149)

Financing Activities
Purchase of stock	—	(48)	(13)
Exercise of stock options	45	20	31
Dividends paid	(136)	(130)	(95)

Net cash used in financing activities	(91)	(158)	(77)

Net Change in Cash on Deposit With the Bank	(110)	(365)	(226)

Cash on Deposit With the Bank at Beginning of Year	768	1,133	1,359

Cash on Deposit With the Bank at End of Year	$658	$768	$1,133

NOTE 17 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain quarterly results for the years ended December 31, 2005 and 2004:

	Interest Income	Interest Expense	Net Interest Income	Provision for Loan Losses	Securities Gains (Losses)	Net Income	Earnings Per Share
Quarter Ended							Basic	Diluted
2005
March	$3,020	$777	$2,243	$—	$—	$575	$0.84	$0.84
June	3,279	1,010	2,269	20	—	412	0.60	0.60
September	3,522	1,145	2,377	150	—	522	0.76	0.76
December	3,670	1,237	2,433	95	—	522	0.77	0.76

	$13,491	$4,169	$9,322	$265	$—	$2,031	$2.97	$2.96

2004
March	$2,763	$648	$2,115	$—	$—	$568	$0.83	$0.83
June	2,787	642	2,145	—	—	565	0.83	0.82
September	2,832	653	2,179	—	—	590	0.87	0.86
December	3,118	705	2,413	50	33	568	0.83	0.83

	$11,500	$2,648	$8,852	$50	$33	$2,291	$3.36	$3.34

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 (e) promulgated under the Exchange Act) as of December 31, 2005. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter ending December 31, 2005, that have affected or are reasonably likely to affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

The Company’s Board of Directors is currently comprised of ten directors who were elected to a one year term on May 24, 2005. Information about the directors is set forth below. The dates shown for service as a director of the Company include service as a director of the predecessor of the Company prior to December 2000.

Name and Background	Director Since
William F. Behrmann, age 63, has been owner and President of McChesney & Miller, Inc., located in Glen Ellyn, Illinois (a grocery store and market) since October 2002, employed there since 1959	1994

Penny A. Belke, DDS, age 54, has been a dentist and has owned and operated her practice in Glen Ellyn since 1980	2004

H. David Clayton, DVM, age 67, has been a veterinarian in Glen Ellyn since 1966. Dr. Clayton was listed in Who’s Who in Veterinary Medicine and Science in the United States. He is currently President of Clayton Consulting, a veterinary management and consulting firm, and is owner of Fox Valley Veterinary Hospital, P.C. in Ottawa, Illinois	1994

Raymond A. Dieter, Jr., MD, age 70, has been a surgeon with the DuPage Medical Group, located in Glen Ellyn, Illinois (a surgery and health care clinic) since 1969. Dr. Dieter has also been President of the Center for Surgery, located in Naperville, Illinois (an outpatient and surgery clinic) since 1990	1994

Donald H. Fischer, age 70, has been Chairman, President and Chief Executive Officer of Community Financial Shares, Inc., located in Glen Ellyn, Illinois (a bank holding company) since July, 2000. Mr. Fischer has also been Chairman, President and Chief Executive Officer of Community Bank-Wheaton/Glen Ellyn, located in Wheaton, Illinois and Glen Ellyn Illinois (an Illinois state-chartered bank) since March 1994	1994

Harold W. Gaede, age 76, has been the owner and President of Gaede’s, Inc. located in Wheaton, Illinois (a chain of retail stores) since March 1954	1994

Robert F. Haeger, age 56, is a partner with Langan, Haeger, Vincent & Born, an Illinois insurance company located in Wheaton, Illinois since 1971	2005

Mary Beth Moran, age 36, is a certified public accountant and registered Investment Advisor. She has been a partner in the CPA firm of Kirkby, Phelan and Associates, located in Bloomingdale, Illinois since 1994	2004

Joseph S. Morrissey, DDS, age 67, has been a Wheaton dentist since 1969	1994

John M. Mulherin, age 63, is a principal of Mulherin, Rehfeldt & Varchetto P.C., Attorneys at Law, located in Wheaton, Illinois (a professional corporation engaged in the practice of law) since 1972 and its president since 1997	1995

Board Committees

Executive Committee

The independent directors of the Company meet periodically as the Executive Committee of the Board, as circumstances warrant. The function of the Executive Committee is to consider in executive session any matters where management may have a personal interest. The Executive Committee met 14 times in 2005.

Compensation Committee

The Compensation Committee of the Board of Directors comprises Mrs. Belke and Messrs. Behrmann, Dieter, Fischer and Morrissey. The Compensation Committee reviews executive compensation and performance and establishes compensation policies and incentives. None of the members of the committee other than Mr. Fischer are officers or employees of the Company, in 2005, and none of these individuals are former officers or employees of the Company. In addition, during 2005 none of our executive officers served on the board of directors or compensation committee of any other company with respect to which any member of our Compensation Committee was engaged as an executive officer. The committee meets independently of Mr. Fischer in matters involving his compensation. The Compensation Committee held four meetings in 2005.

Nominating Committee

The Nominating Committee of the Board of Directors is comprised of Messrs. Mulherin, Morrissey, Clayton and Fischer. The Nominating Committee is responsible for nominating qualified candidates for Board membership and recommending to the Board the directors to serve on each committee of the Board. Each member of the Nominating Committee is independent other than Mr. Fischer; the committee meets independently of Mr. Fischer when considering matters relating to his Board service. The Nominating Committee held two meetings in 2005. The Nominating Committee does not have a charter.

While the Nominating Committee has not yet adopted a specific policy with regard to consideration of director candidates recommended by stockholders, it will carefully consider all director candidates recommended by stockholders provided such candidates and their credentials are submitted within the time period for stockholder proposals. Written recommendations should be submitted to the Company at 357 Roosevelt Road, Glen Ellyn, Illinois 60137.

In evaluating candidates for Board membership, the Nominating Committee assesses the contribution that the candidate’s skills and expertise, together with his or her knowledge of the markets served by the Company’s operations, will make with respect to the Company’s strategy and operations. Final consideration of the nominees is conducted by the entire Board.

Audit Committee

The Audit Committee of the Board of Directors operates under a charter that was approved by the full Board of Directors. The members of the Audit Committee are William H. Behrmann, Harold W. Gaede, Mary Beth Moran, John Mulherin and Joseph S. Morrissey (chair). The Board of Directors has determined that Mrs. Mary Beth Moran is an “audit committee financial expert” as that term is defined by the Securities and Exchange Commission. The Board of Directors has examined the composition of the Audit Committee in light of applicable federal law and the rules of the National Association of Securities Dealers, Inc. governing audit committees, and has confirmed that all members of the Audit Committee are “independent” within the meaning of those rules. The Audit Committee held four meetings during 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Company currently has four executive officers.

Name	Age	Present Position with the Company
Donald H. Fischer	70	Chairman of the Board, President and Chief Executive Officer (Principal Executive)

Christopher P. Barton	47	Vice President and Secretary

Scott W. Hamer	48	Vice President, Chief Financial Officer and Assistant Secretary

William W. Mucker	44	Vice President and Assistant Secretary

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

CODE OF BUSINESS CONDUCT AND ETHICS

The Company has adopted a formal Code of Business Conduct Ethics. While the Company has always placed a high level of emphasis on employee conduct, it is the important to the Company to make this formal adoption. The code of business conduct and ethics applies to all directors and employees of the Company. The code sets forth the standard of ethics that we expect all of our directors and employees to follow, including the Chief Executive Officer and Chief Financial Officer.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY

The following table shows the compensation earned awarded or paid for services rendered to the Company by its Chief Executive Officer and the three other individuals serving as executive officers of the Company at December 31, 2005 (the “Named Executive Officers”) for the fiscal years ended December 31, 2005, 2004 and 2003.

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Positions as of December 31, 2005	Year	Salary ($)	Bonus ($)	Securities Underlying Options (#)	All Other Compensation ($)(1)
Donald H. Fischer,	2005	$207,000	$41,530	0	$38,812
Chairman, President	2004	$200,000	$35,438	0	$30,841
Chief Executive Officer	2003	$189,000	$33,578	0	$30,265
Christopher P. Barton,	2005	$110,514	$21,675	0	$13,971
Vice President, Secretary	2004	$106,520	$19,206	0	$17,034
	2003	$102,423	$18,480	0	$16,335
Scott W. Hamer,	2005	$98,000	$22,011	0	$13,869
Vice President, Chief	2004	$94,050	$12,481	0	$5,947
Financial Officer, Assistant Secretary	2003	$62,769	$3,188	2,200	0
William M. Mucker,	2005	$118,313	$21,932	0	$15,863
Vice President, Assistant	2004	$114,037	$17,188	0	$10,940
Secretary	2003	$97,096	$7,425	2,200	0

(1)	The compensation reported represents Company contributions to the Company’s Profit Sharing Plan and the Company’s 401(k) Plan. For 2005, the Company’s contributions were as follows: Mr. Fischer - $24,112 profit sharing, $2,700 401(k) pension and $12,000 director fees; Mr. Barton - $13,805 profit sharing and $166 401(k) pension; Mr. Hamer - $11,889 profit sharing and $1,980 401(k) pension; Mr. Mucker - $14,798 profit sharing and $1,065 401(k) pension.

OPTION GRANTS IN 2005

No options to purchase the Company’s common stock were granted to any of the Named Executive Officers during 2005.

OPTION EXERCISES IN 2005

The table below sets forth certain information for fiscal year 2005 concerning the exercise of options to purchase shares of common stock granted under the Community Financial Shares, Inc. Option Plan (the “Options Plan”) by each of the Named Executive Officers and the value of unexercised options granted under the Option Plan held by each of the Named Executive Officers as of December 31, 2005.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL

YEAR-END OPTION VALUES

Name	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)(1)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Donald H. Fischer
Christopher P. Barton	1,450	750	$41,325	$21,375
William M. Mucker	300	1,900	$3,600	$22,800
Scott W. Hamer	300	1,900	$3,600	$22,800

(1)	Represents the difference between $47.00 (the price at which common stock last traded prior to December 31, 2005) and the option exercise price multiplied by the number of shares of common stock covered by the options held. All options are in-the-money with Mr. Barton’s exercise price at $18.50 per share, Mr. Mucker’s and Mr. Hamer’s exercise price is $35.00 per share.

COMPENSATION OF DIRECTORS

Directors of the Company were paid a fee of $700 for each Board meeting attended in 2005. There were 14 meetings held during 2005. In addition, directors were paid an annual retainer of $1,500. Non-employee directors of the Company are eligible to receive options to purchase shares of common stock under the Option Plan. Under the Option Plan, each non-employee director received an automatic grant of an option to purchase 750 shares of common stock at the time he or she was first elected or appointed as a director of the Company. All options are granted at the market value of the common stock on the date of the grant and become exercisable in annual cumulative installments, commencing one year from the date of grant, with full vesting occurring on the fifth anniversary of the date of grant. The directors of the Company may also participate in a director’s retainer retirement program. This program provides each director with 10 annual payments beginning at age 75, or later if maintaining a position on the board. The amount of the annual benefit varies based on the number of years each director has served on the Company’s board as well as their years to retirement and range from $2,600 up to $21,320.

CHANGE IN CONTROL ARRANGEMENTS

During 2002 and 2003, the Bank and its four executive officers, including Mr. Fischer, entered into change-of-control letter agreements, the form of which was attached as an exhibit to the Company’s periodic report on Form 10-QSB for the quarter ended June 30, 2002. The letter agreements provide for enumerated benefits to be provided by the Bank to said executive officers upon the occurrence of certain events within 18 months after a change of control of the Company or the Bank, as described more fully below.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 1, 2006, the Company had approximately 685,639 shares of common stock issued and outstanding and held by approximately 525 holders of record.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The Company knows of no persons or groups which are beneficial owners of more than five percent of the outstanding common stock.

SECURITY OWNERSHIP OF MANAGEMENT

The following table indicates, as of March 15, 2006, the number of shares of common stock beneficially owned by each director of the Company, the Named Executive Officers of the Company, and all directors and executive officers of the Company as a group.

	Common Stock Beneficially Owned on March 15, 2006
Name of Beneficial Owner	Number of Shares	Percent of Common Stock Outstanding
William F. Behrmann(7)	3,835	0.6%
Penny A. Belke, DDS(7)	1,056	0.2%
H. David Clayton, DVM(2)(7)	12,679	1.9%
Raymond A. Dieter, Jr., MD(3)(7)	21,367	3.1%
Donald H. Fischer(7)	26,696	3.9%
Harold Gaede(4)(7)	3,763	0.6%
Robert Haeger	1,000	0.2%
Mary Beth Moran(1)(7)	587	0.1%
Joseph S. Morrissey, DDS(5)(7)	23,284	3.4%
John M. Mulherin(6)(7)	4,409	0.6%
Christopher P. Barton(1)	10,811	1.6%
Scott W. Hamer(1)	775	0.1%
William W. Mucker(1)	1,075	0.2%
All Directors and Executive Officers as a Group (13 Persons)	111,337	16.2%

(1)	Includes 2,550 shares issuable pursuant to stock options currently exercisable within 60 days of March 15, 2006 as follows: Mrs. Moran, 150 shares; Mr. Barton, 1,450 shares; Mr. Hamer, 475 shares; and Mr. Mucker , 475 shares.
(2)	Includes 6,220 shares held in a trust over which Dr. Clayton is trustee.
(3)	Includes 1,388 shares held in a trust of which Dr. Dieter is trustee.
(4)	Includes 3,426 shares held in a trust of which Mr. Gaede is trustee.
(5)	Includes 14,678 shares held in joint tenancy over which Dr. Morrissey has shared investment and voting power. Also includes 3,950 shares held in an employee retirement plan.
(6)	Includes 1,456 shares held in joint tenancy over which Mr. Mulherin has shared investment and voting power and 604 shares held by Mr. Mulherin’s wife in an IRA.
(7)	Includes 237 shares held by Lakeside Partners, a partnership of nine directors of which each director holds 1/9 ownership interest.

EQUITY COMPENSATION PLANS

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans*
	A	B	C
Equity compensation plans approved by security holders	20,475	$33.68	5,470
Equity compensation plans not approved by security holders	0	0	0
Total	20,475	$33.68	5,470

*	Excluding securities reflected in column A

CHANGES IN CONTROL

Management of the Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain directors and executive officers of the Company and its subsidiaries and their associates are customers of, and have had transactions with, the Company’s subsidiary banks from time to time in the ordinary course of business. Additional transactions may be expected to take place in the ordinary course of business in the future. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. John M. Mulherin, a director of the Company, is a principal of the law firm of Mulherin, Rehfeldt and Varchetto P.C., which the Company has retained as legal counsel during 2005 and proposes to retain as such during 2006.

ITEM 14. PRINCIPAL ACCOUNTING FEES

The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2005 and December 31, 2004 by the Company’s principal accounting firm, BKD LLP:

	2005	2004
Audit Fees	$68,713	$47,631
Audit Related Fees(1)	—	—
Tax Fees(2)	8,535	7,200
All Other Fees	—	—

Total Fees	$77,248	$70,105

(1)	The audit fees were for professional services rendered for the audits of the Corporation’s consolidated financial statements and internal control over financial reporting, reviews of condensed consolidated financial statements included in the Corporation’s Forms 10-Q, and assistance with regulatory filings. The audit-related fees were for professional services rendered for audits of the Corporation’s benefit plans. The tax fees were for professional services rendered for preparation of tax returns and consultation on various tax matters. All of these audit-related, tax and other fees were pre-approved by the Audit Committee in accordance with the Committee’s pre-approval policy described below.
(2)	“Tax Fees” include primarily tax return preparation and review, and tax planning and advice.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005, 2004 and 2003.

Consolidated Statements of Income for the years ended December 31, 2005 and 2004.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

(a)(3) The exhibits listed on the Exhibit Index of this Form 10-K are filed herewith or are incorporated herein by reference to other filings. Each management contract or compensatory plan or arrangement of the Company listed on the Exhibit Index is separately identified by an asterisk.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY FINANCIAL SHARES, INC. Registrant

By	/s/ Donald H. Fischer
Donald H. Fischer, Chairman of the Board, President and Chief Executive Officer

Date	March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2006 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Donald H. Fischer Donald H. Fischer	Chairman of the Board, President & Chief Executive Officer (Principal Executive)

/s/ Scott W. Hamer Scott W. Hamer	Vice President, Chief Financial Officer and Principal Accounting Officer

/s/ Christopher P. Barton Christopher P. Barton	Vice President and Secretary

/s/ William F. Behrmann William F. Behrmann	Director

/s/ Penny A. Belke Penny A. Belke	Director

/s/ H. David Clayton H. David Clayton	Director

/s/ Raymond A. Dieter, Jr. Raymond A. Dieter, Jr.	Director

/s/ Harold W. Gaede Harold W. Gaede	Director

/s/ Robert F. Haeger Robert F. Haeger	Director

/s/ Mary Beth Moran Mary Beth Moran	Director

/s/ Joseph S. Morrissey Joseph S. Morrissey	Director

/s/ John M. Mulherin John M. Mulherin	Director

EXHIBITS INDEX

EXHIBIT NUMBER	EXHIBIT

3.1	Certificate of Incorporation of Community Financial Shares, Inc. (incorporated by reference to Annex B to the Company’s Registration Statement on Form S-4, File No. 333-46622, filed September 26, 2000).

3.2	Bylaws of Community Financial Shares, Inc. (incorporated by reference to Annex B to the Company’s Registration Statement on Form S-4, File No. 333-46622, filed September 26, 2000).

**4.1	Specimen Common Stock certificate.

**4.2	Community Bank–Wheaton/Glen Ellyn Non-Qualified Stock Option Plan, as amended effective April 29, 1999.*

**10.1	Community Bank Directors Retirement Plan dated January 1, 1998.*

10.2	Form of change of control letter agreement with certain officers. (Incorporated by reference from Community Financial Shares, Inc., Form 10-QSB for the quarterly period ended June 30, 2002, Exhibit 10.)*

**21	Subsidiaries of the Company.

**31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

**31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

**32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

**32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

*	Denotes management contract or compensatory plan.
**	Exhibit filed herewith.