Form 10-Q
period 2006-03-31
COMMUNITY FINANCIAL SHARES INC
filed 2006-05-15
CIK 1123735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2006
Common Stock, no par value per share	685,714 shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

Form 10-Q Quarterly Report

2.

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and due from banks	$4,584	$7,494
Interest bearing deposits	1,593	300

Cash and cash equivalents	6,177	7,794

Securities available-for-sale	34,908	37,888
Loans, less allowance for loan losses of $1,527 and $1,381	197,970	192,663
Federal Home Loan Bank stock	10,742	10,742
Premises and equipment, net	11,803	11,559
Cash value of life insurance	5,293	5,240
Interest receivable and other assets	1,997	1,643

Total assets	$268,890	$267,529

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$233,730	$229,704
Federal Home Loan Bank advances	10,500	8,500
Federal funds purchased	—	5,000
Subordinated debentures	3,609	3,609
Interest payable and other liabilities	2,187	2,247

Total liabilities	250,026	249,060

Commitments and contingent liabilities

Shareholders’ equity
Common stock - no par value, 900,000 shares authorized; 685,639 and 685,539 issued and outstanding	—	—
Paid-in capital	8,150	8,148
Retained earnings	10,815	10,402
Accumulated other comprehensive loss	(101)	(81)

Total shareholders’ equity	18,864	18,469

Total liabilities and shareholders’ equity	$268,890	$267,529

See accompanying notes to condensed consolidated financial statements.

3.

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months ended March 31, 2006 and 2005

(In thousands, except share and per share data)

(Unaudited)

	2006	2005
Interest income
Loans	$3,406	$2,480
Securities
Taxable	202	266
Exempt from federal income tax	154	105
Federal funds sold	—	11
Federal Home Loan Bank dividends and other	67	158

Total interest income	3,829	3,020

Interest expense
Deposits	1,235	653
Federal funds purchased	22	13
Federal Home Loan Bank advances and other borrowed funds	109	57
Subordinated debentures	72	54

Total interest expense	1,438	777

Net interest income	2,391	2,243
Provision for loan losses	135	—

Net interest income after provision for loan losses	2,256	2,243

Noninterest income
Service charges on deposit accounts	116	121
Mortgage origination fees	35	36
Other service charges and fees	130	161

Total noninterest income	281	318

Noninterest expense
Salaries and employee benefits	1,074	1,005
Net occupancy and equipment expense	241	181
Data processing expense	129	161
Advertising and promotions	79	60
Professional fees	88	81
Other operating expenses	295	229

Total noninterest expenses	1,906	1,717

Income before income taxes	631	844

Provision for income taxes	169	269

Net Income	$462	$575

Earnings per share
Basic	0.67	0.84
Diluted	$0.67	$0.84

Dividends declared per share	$0.07	$0.05

Average shares outstanding	685,581	683,069

See accompanying notes to condensed consolidated financial statements.

4.

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months ended March 31, 2006 and 2005

(In thousands, except per share data)

(Unaudited)

	Number of Common Shares	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2006	685,539	$8,148	$10,402	$(81)	$18,469
Net income	—	—	462	—	462
Unrealized net loss on securities available-for-sale, net of reclassi- fications and tax effects	—	—	—	(20)	(20)

Total comprehensive income					442
Cash dividends	—		(49)	—	(49)
Stock options exercised	100	2	—	—	2

Balance at March 31, 2006	685,639	$8,150	$10,815	$(101)	$18,864

Balance at January 1, 2005	683,069	$8,103	$8,507	$113	$16,723
Net income	—	—	575	—	575
Unrealized net loss on securities available-for-sale, net of reclassi- fications and tax effects	—	—	—	(186)	(186)

Total comprehensive income					389
Cash dividends ($.04 per share)	—	—	(34)	—	(34)

Balance at March 31, 2005	683,069	$8,103	$9,048	$(73)	$17,078

See accompanying notes to condensed consolidated financial statements.

5.

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months ended March 31, 2006 and 2005

(In thousands)

(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$462	$575
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	135	—
Depreciation and amortization	114	72
Premium amortization on securities, net	29	54
Federal Home Loan Bank stock dividends	—	(141)
Change in interest receivable and other assets	(394)	(136)
Change in interest payable and other liabilities	(60)	270

Net cash from operating activities	284	694

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities	2,918	1,507
Net change in loans receivable	(5,442)	1,518
Property and equipment expenditures	(358)	(591)

Net cash provided by (used in) investing activities	(2,882)	2,434

CASH FLOWS FROM FINANCING ACTIVITIES
Change in deposits	4,026	12,190
Change in federal funds purchased	(5,000)	—
Change in borrowings	2,000	—
Exercise of stock options	2	—
Dividends paid	(49)	(33)

Net cash from financing activities	979	12,157

Change in cash and cash equivalents	(1,617)	15,285

Cash and cash equivalents at beginning of period	7,794	8,509

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,177	$23,794

See accompanying notes to condensed consolidated financial statements.

6.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

March 31, 2006 and 2005

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements. The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management of Community Financial Shares, Inc. (the Company), for a fair statement of results for the interim periods presented. Results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial period and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for 2005 filed with the U.S. Securities and Exchange Commission. The condensed consolidated balance sheet of the Company as of December 31, 2005 has been derived from the audited consolidated balance sheet as of that date.

NOTE 2 – EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2006	2005
Net income (in thousands)	$462	$575

Weighted Average Shares outstanding	685,581	683,069
Effect of dilutive securities:
Stock options	3,455	5,252

Shares used to compute diluted earnings per share	689,036	688,321

Earnings per share:

Basic	$0.67	$0.84
Diluted	0.67	0.84

Options to purchase 18,975 shares at March 31, 2006 were included in the earnings per share calculation and 23,075 shares as of March 31, 2005.

7.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

March 31, 2006 and 2005

NOTE 3 – CAPITAL RATIOS

At the dates indicated, the Company’s capital ratios were:

	March 31, 2006		December 31, 2005
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$23,992	11.8%	$23,413	11.7%
Tier I capital (to risk-weighted assets)	22,465	11.0%	22,032	11.0%
Tier I capital (to average assets)	22,465	8.4%	22,032	7.8%

At the dates indicated, the Company and the Bank were categorized as well capitalized and management is not aware of any conditions or events since the most recent notification that would change the Company’s or Bank’s categories.

NOTE 4 – COMMITMENTS

The Company entered into a contract to purchase land for the construction of a new branch facility at the corner of Gary and Geneva Roads in Wheaton, Illinois on April 7, 2006 in the amount of $1,424,591. The new facility will be part of a development containing a bank building, a medical office and a strip mall. The Company will be sharing in the common area development costs of the project on a pro rata basis. These costs are estimated to be approximately $450,000. The contract for building construction has not yet been negotiated.

ITEM 1a. RISK FACTORS

There are no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2005.

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

Overview

Community Financial Shares, Inc. is the holding company for Community Bank Wheaton/ Glen Ellyn. The Company is headquartered in Glen Ellyn, Illinois and operates three offices in its market. One location is in Glen Ellyn and two are located in Wheaton. The most recently opened facility in Wheaton was established on March 26, 2005.

The Company has entered into a contract to purchase land to build a fourth full-service banking facility at the corner of Gary and Geneva Avenues in the Northwest portion of Wheaton, Illinois. Construction of the new facility is not expected to begin until the third quarter of 2006 with a projected opening date in the second quarter of 2007. The new facility will help to solidify the Company’s market presence in Wheaton as well as provide access to the Carol Stream and Winfield markets.

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

9.

COMMUNITY FINANCIAL SHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the year ended December 31, 2005. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

CHANGE IN ACCOUNTING PRINCIPLE

The Company has a stock-based employee compensation plan, which is described in Notes of Financial Statements included in the December 31, 2005 Annual Report to shareholders.

10.

COMMUNITY FINANCIAL SHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share–Based Payment (SFAS 123(R)). SFAS 123(R) addresses all forms of share–based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. The Company has elected the modified prospective application and, as a result, will record compensation expense related to vested stock options less estimated forfeitures in 2006. Certain disclosures required by 123(R) have been omitted due to their immaterial nature.

Prior to the adoptions of SFAS 123(R), the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date.

NEW ACCOUNTING ISSUES

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 156. This Statement amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.

SFAS No. 156 requires an entity to initially recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a servicing contract in other specific situations.

In addition, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:

•	Amortization method—Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date.

•	Fair value measurement method—Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur.

SFAS No. 156 is effective at the beginning of an entity’s first fiscal year that begins after September 15, 2006 and should be applied prospectively for recognition and initial measurement of servicing assets and servicing liabilities. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year.

The Company has not elected early adoption of SFAS No. 156. The Company is currently evaluating the effect of adoption of this Statement on the Company’s financial condition or results of operations.

11.

COMMUNITY FINANCIAL SHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CONSOLIDATED FINANCIAL CONDITION

Total assets at March 31, 2006 were $268.9 million contrasted to $267.5 million at December 31, 2005, an increase of $1.4 million, or 0.5%. While first quarter total asset growth was somewhat lower than previous quarters, total loans at March 31, 2006 were $198.0 million reflecting an increase of $5.3 million, or 2.8%, from December 31, 2005. The growth in loans was partially funded by a reduction in securities available-for-sale which at $34.9 million reflects a decline of $3.0 million, or 7.9%, from December 31. The decrease in securities held came about through scheduled maturities as well as call options exercised during the first quarter. Cash and due from bank balances of $4.6 million reflects a drop of $2.9 million, or 38.7%, from December 31. This change is primarily due to timing differences associated with the settling of incoming cash letters.

Total liabilities at March 31, 2006 were $250.0 million compared to $249.1 million at December 31, 2005, an increase of $0.9 million, or 0.4%. This increase is somewhat lower than recent quarters and reflects the continued pressure of competition from other financial institutions as well as more attractive market investments. The opening of the County Farm facility in March 2005 provided a significant upsurge in new deposits. As it approaches the one year anniversary the rate of growth has moderated as anticipated. With deposit growth lagging behind the growth in loans, additional borrowings from the Federal Home Loan Bank (FHLB) were needed to satisfy the funding need. Total FHLB borrowings as of March 31 were $10.5 million an increase of $2.0 million, or 23.5%, from December 31.

Total shareholders’ equity was $18.9 million at March 31, 2006 compared to $18.5 million at December 31, 2005 an increase of $0.4 million, or 2.1%. The increase in shareholders’ equity was the result of $462,000 of additional retained earnings from net income for the quarter ended March 31, 2006 less dividends of $49,000 and an increase of $20,000 in accumulated other comprehensive loss, net of tax, caused by a reduction in the valuation of the Company’s investment portfolio.

CONSOLIDATED RESULTS OF OPERATIONS

Net income for the first quarter of 2006 was $462,000, or $.67 per share, a 19.7% decrease compared to $575,000, or $.84 per share, in the first quarter of 2005. The decrease in net income for the quarter was primarily the result of the increased expenses associated with the County Farm facility which having opened in late March 2005 did not begin to impact the income statement until second quarter of 2005. Additionally, $135,000 in provisions for loan losses were taken in the first quarter as compared to no provision expense during the first quarter of 2005.

NET INTEREST INCOME

Net interest income was $2.3 million for the three months ended March 31, 2006 as compared to $2.2 million for the same period in 2005, a slight increase of $0.1 million, or 0.6%. While there was little net change, total interest income increased to $3.8 million for the three months ended March 31, 2006 from $3.0 million in 2005, an increase of $0.8 million, or 26.8%. This increase was primarily the result of increased loan demand as well as rising interest rates. Interest income from loans of $3.4 million in the first quarter represents an increase of $0.9 million, or 36.3%, over the same period in 2005.

Total interest expense was also impacted by the rising rate environment increasing to $1.4 million for the three months ended March 31, 2006 up $0.7 million, or 85.1%, from $0.8 million in 2005. In addition to rising rates, interest rate expense has been impacted by increased competition as well as a general migration from lower cost deposits to higher cost certificates of deposits.

12.

COMMUNITY FINANCIAL SHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Due to the significant increase in interest expense, the Company’s net interest margin fell to 4.02% for the three months ended March 31, 2006 as compared to 4.13% a year earlier. The yield on average earning assets increased to 6.24% for the three months ended March 31, 2006 from 5.59% for the same period ended March 31, 2005, a 65 basis point increase. This increase was due to an increase in higher yielding loans. The increase in yield on earning assets was offset by an increase in the cost of funds during the quarter which at 2.16% is up 90 basis points from 1.26% for the same period in 2005.

PROVISION FOR LOAN LOSSES

There was a provision for loan losses in the first quarter of 2006 of $135,000 as compared to no provision in 2005. As of March 31, 2006, the allowance for loan losses totaled $1.5 million, or 0.77% of total loans, which is up slightly from 0.71% as of December 31, 2005. The increase in provision is a result of changing economic conditions. While no specific issues have been identified, the rapid rise in interest rates could have a negative impact on credit quality. As of the end of the first quarter nonaccrual loans decreased from $200,000 at December 31, 2005 to $111,000 at March 31, 2006 and remain a very small percentage of total loans at 0.06%. Management feels that the Company’s loan portfolio is well collateralized and has no reason to expect anything other than nominal losses on the credits.

The amounts of the provision and allowance for loan losses are influenced by a number of factors, including current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. Along with other financial institutions, management shares a concern for the possibility of a weakened economy for the remainder of 2006. Even though there have been various signs of continued strength in the economy, it is not certain that this strength will be sustainable. Should the economic climate begin to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge- offs, and delinquencies could rise and require increases in the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions.

Management has concluded that the allowance for loan losses is adequate at March 31, 2006. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

NONINTEREST INCOME

The Company’s noninterest income totaled $281,000 for the three months ended March 31, 2006 compared to $318,000 for the same period in 2005, a decrease of $37,000 or 11.6%. The decrease in non-interest income was primarily due to a general decline in fees from multiple sources including debit card income and income from the bank owned life insurance among others. Income generated through mortgage origination fees of $35,000 was virtually flat from first quarter 2005 despite the continued rise of interest rates. Service charges on deposit accounts of $116,000 are down $5,000 or 4.1% from last year reflecting the continued competitive pressure to reduce fees to the consumer.

13.

COMMUNITY FINANCIAL SHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

NONINTEREST EXPENSE

The Company’s noninterest expense was $1.9 and $1.7 million for the three months ended March 31, 2006 and 2005. The $189,000 increase in expenses was primarily due to the increased expenses associated with the operations of the County Farm facility. Salaries and benefits, the largest component of non interest expense, increased $69,000, or 6.9%, to $1.1 million. The increased expense was a result of additions to staff for the new facility as well as increased costs associated with group health insurance. Increases in occupancy and equipment expense of $60,000, advertising expense of $19,000 and other operating expenses of $66,000 mostly reflect the costs associated with the new facility. Data processing costs ended the first quarter at $129,000 a decrease of $32,000, or 19.9%, over last year due to savings gained from the renegotiation of the Company’s core processing contract.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, FHLB advances, and proceeds from principal and interest payments on loans and securities. While maturities and scheduled amortization of loans and securities and calls of securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company generally manages the pricing of its deposits to be competitive and to increase core deposit relationships.

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

14.

COMMUNITY FINANCIAL SHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following table discloses contractual obligations of the Company as of March 31, 2005:

(Dollars in Thousands)	2006	2007	2008	2009	2010	2011 and after	Total
Federal Home Loan Bank
Advances	$2,000	$2,000	$2,500	$2,000	—	$2,000	$10,500
Subordinated debentures						3,609	3,609
Data Processing[1,2]	$487	504	523	541	561	1,183	3,799
Land purchase contract	1,425						1,425

Total	$3,912	$2,504	$3,023	$2,541	$561	$6,792	$19,333

(1)	Estimated contract amount based on transaction volume. Actual expense was $500,000 and $484,000 in 2005 and 2004 respectively.
(2)	Contract expires September 31, 2012.

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

17.

COMMUNITY FINANCIAL SHARES, INC. AND SUBSIDIARIES

QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company monitors and manages risks associated with changes in interest rates and mismatched asset and deposit maturities. Significant changes in rates can adversely affect net interest income, market value of securities, and the economic value of equity. Based on the Company’s current simulation model, the following schedule indicates the estimated effects of an immediate upward rate shift of 100, 200 and 300 basis points as of March 31, 2006:

	100 Basis Point Rate Shift Up	200 Basis Point Rate Shift Up	300 Basis Point Rate Shift Up
Net interest income	+5.7%	+11.4%	+17.0%
Market value of securities	-3.7%	-7.2%	-10.4%

Based on the Company’s current simulation model, the following schedule indicates the estimated effects of an immediate downward rate shift of 100, 200, 300 basis points as of March 31, 2006:

	100 Basis Point Rate Shift Down	200 Basis Point Rate Shift Down	300 Basis Point Rate Shift Down
Net interest income	-1.8%	-6.8%	-13.4%
Market value of securities	+3.8%	+7.9%	+12.3%

All measures of interest rate risk are within policy guidelines.

18.

COMMUNITY FINANCIAL SHARES, INC. AND SUBSIDIARIES

QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4: CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2006. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

19.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1a.	RISK FACTORS

There are no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

20.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2006

COMMUNITY FINANCIAL SHARES, INC.
(Registrant)

/s/ Donald H. Fischer
Donald H. Fischer
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Scott W. Hamer
Scott W. Hamer
Chief Financial Officer
(Principal Financial Officer)

21.