Form 10-Q
period 2006-06-30
COMMUNITY FINANCIAL SHARES INC
filed 2006-08-14
CIK 1123735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2006
Common Stock, no par value per share	687,164 shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

Form 10-Q Quarterly Report

2.

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and due from banks	$6,806	$7,494
Interest bearing deposits	7	300

Cash and cash equivalents	6,813	7,794

Securities available-for-sale	32,444	37,888
Loans, less allowance for loan losses of $1,667 and $1,381	199,578	192,663
Federal Home Loan Bank stock	7,073	10,742
Premises and equipment, net	13,387	11,559
Cash value of life insurance	5,349	5,240
Interest receivable and other assets	2,036	1,643

Total assets	$266,680	$267,529

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$231,196	$229,704
Federal Home Loan Bank advances	10,500	8,500
Federal funds purchased	—	5,000
Subordinated debentures	3,609	3,609
Interest payable and other liabilities	2,115	2,247

Total liabilities	247,420	249,060

Commitments and contingent liabilities

Shareholders’ equity
Common stock - no par value, 900,000 shares authorized; 685,639 and 685,539 issued and outstanding	—	—
Paid-in capital	8,189	8,148
Retained earnings	11,314	10,402
Accumulated other comprehensive loss	(243)	(81)

Total shareholders’ equity	19,260	18,469

Total liabilities and shareholders’ equity	$266,680	$267,529

See accompanying notes to condensed consolidated financial statements.

3.

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three and Six Months ended June 30, 2006 and 2005

(In thousands, except share and per share data)

(Unaudited)

	Three months Ended June 30,		Six months Ended June 30,
	2006	2005	2006	2005
Interest income
Loans	$3,643	$2,694	$7,049	$5,174
Securities
Taxable	176	239	378	505
Exempt from federal income tax	154	113	308	218
Federal funds sold	—	43	—	54
Federal Home Loan Bank dividends and other	87	190	154	348

Total interest income	4,060	3,279	7,889	6,299
Interest expense
Deposits	1,346	888	2,581	1,541
Federal Funds Purchased	25	—	47	13
Federal Home Loan Bank advances and other borrowed funds	117	58	226	115
Subordinated debentures	77	64	149	118

Total interest expense	1,565	1,010	3,003	1,787

Net interest income	2,495	2,269	4,886	4,512
Provision for loan losses	135	20	270	20

Net interest income after provision for loan losses	2,360	2,249	4,616	4,492

Non-interest income
Service charges on deposit accounts	121	130	237	251
Mortgage origination fees	48	61	83	97
Securities gains	—	—	—	—
Other non-interest income	132	111	262	272

Total non- interest income	301	302	582	620

Non-interest expense
Salaries and employee benefits	1,056	1,040	2,130	2,045
Net Occupancy and equipment expense	236	213	477	394
Data processing expense	145	170	274	331
Advertising and promotions	87	109	166	169
Professional fees	89	86	177	167
Other operating expenses	280	300	575	529

Total non interest expense	1,893	1,918	3,799	3,635

Income before income taxes	768	633	1,399	1,477

Provision for Income taxes	221	221	390	490

Net income	$547	$412	$1,009	$987

Earnings per Share
Basic	0.80	0.60	1.47	1.44
Diluted	$0.79	$0.60	$1.46	$1.43

Average shares outstanding	686,361	683,188	685,973	683,069
Dividends per share	$0.07	$0.05	$0.14	$0.10

See accompanying notes to condensed consolidated financial statements.

4.

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months ended June 30, 2006 and 2005

(In thousands, except per share data)

(Unaudited)

	Number of Common Shares	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2006	685,539	$8,148	$10,402	$(81)	$18,469

Net income	—	—	1,009	—	1,009

Unrealized net loss on securities available-for-sale, net of reclassi- fications and tax effects	—	—	—	(162)	(162)

Total comprehensive income					847

Cash dividends	—		(95)	—	(95)

Stock options exercised	1,625	41	—	—	41

Balance at June 30, 2006	687,164	$8,189	$11,314	$(243)	$19,260

Balance at January 1, 2005	683,069	$8,103	$8,507	$113	$16,723

Net income	—	—	987	—	987

Unrealized net loss on securities available-for-sale, net of reclassi- fications and tax effects	—	—	—	14	14

Total comprehensive income					1,001

Cash dividends			(68)		(68)

Stock options exercised	770	4	—	—	4

Balance at June 30, 2005	683,839	$8,107	$9,426	$127	$17,660

See accompanying notes to condensed consolidated financial statements.

5.

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months ended June 30, 2006 and 2005

(In thousands)

(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,009	$987
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	270	20
Depreciation and amortization	237	169
Premium amortization on securities, net	67	106
Federal Home Loan Bank stock dividends	—	(280)
Change in interest receivable and other assets	(399)	(299)
Change in interest payable and other liabilities	(133)	608

Net cash from operating activities	1,051	1,311

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities	5,369	4,146
Purchases of securities available-for-sale	(257)	(3,262)
Proceeds from maturities of certificates of deposit	—	495
Proceeds from Federal Home Loan Bank stock redemptions	3,669	—
Net change in loans receivable	(7,185)	(12,814)
Property and equipment expenditures	(2,065)	(1,578)

Net cash provided by (used in) investing activities	(469)	(13,013)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in deposits	1,491	17,306
Change in federal funds purchased	(5,000)	—
Change in borrowings	2,000	—
Exercise of stock options	42	4
Dividends paid	(96)	(67)

Net cash from financing activities	(1,563)	17,243

Change in cash and cash equivalents	(981)	5,541

Cash and cash equivalents at beginning of period	7,794	8,509

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,813	$14,050

See accompanying notes to condensed consolidated financial statements.

6.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

June 30, 2006 and 2005

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements. The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management of Community Financial Shares, Inc. (the Company), for a fair statement of results for the interim periods presented. Results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

NOTE 2 – EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (in thousands)	$547	$412	$1,009	$987

Weighted Average Shares outstanding	686,361	683,188	685,973	683,069
Effect of dilutive securities:
Stock options	2,841	5,453	2,846	5,453

Shares used to compute diluted earnings per share	689,202	688,641	688,819	688,582

Earnings per share:

Basic	$0.80	$0.60	$1.47	$1.44
Diluted	0.79	0.60	1.46	1.43

7.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

June 30, 2006 and 2005

NOTE 3 – CAPITAL RATIOS

At the dates indicated, the Company’s capital ratios were:

	June 30, 2006		December 31, 2005
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$24,670	11.8%	$23,413	11.7%
Tier I capital (to risk-weighted assets)	23,003	11.0%	22,032	11.0%
Tier I capital (to average assets)	23,003	8.6%	22,032	7.8%

At the dates indicated, the Company and the Bank were categorized as well capitalized and management is not aware of any conditions or events since the most recent notification that would change the Company’s or Bank’s categories.

NOTE 4 – COMMITMENTS

The Company purchased land for the construction of a new branch facility at the corner of Gary and Geneva Roads in Wheaton, Illinois on April 7, 2006 for $1,424,591. The new facility will be part of a development containing a bank building, a medical office and a strip mall. The Company will be sharing in the common area development costs of the project on a pro rata basis. Total shared costs are estimated to be approximately $450,000. The contract for building construction has not yet been negotiated.

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

Overview

Community Financial Shares, Inc. is the holding company for Community Bank Wheaton/ Glen Ellyn. The Company is headquartered in Glen Ellyn, Illinois and operates three offices in its market. One location is in Glen Ellyn and two are located in Wheaton. The most recently opened facility in Wheaton was established on March 26, 2005. The Company also recently completed a remodeling and addition to its main facility in Glen Ellyn.

The Company has entered into a contract to purchase land to build a fourth full-service banking facility at the corner of Gary and Geneva Avenues in the Northwest portion of Wheaton, Illinois. Construction of the new facility is not expected to begin until the third quarter of 2006 with a projected opening date in the second or third quarter of 2007. The new facility will help to solidify the Company’s market presence in Wheaton as well as provide access to the Carol Stream and Winfield markets.

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

10.

COMMUNITY FINANCIAL SHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share–Based Payment (SFAS 123(R)). SFAS 123(R) addresses all forms of share–based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. The Company has elected the modified prospective application and, as a result, has recorded compensation expense related to vested stock options less estimated forfeitures in 2006. Certain disclosures required by 123(R) have been omitted due to their immaterial nature.

Prior to the adoption of SFAS 123(R), the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date.

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

11.

COMMUNITY FINANCIAL SHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CONSOLIDATED FINANCIAL CONDITION

Total assets at June 30, 2006 were $266.7 million contrasted to $267.5 million at December 31, 2005, a decrease of $0.8 million, or 0.3%. While second quarter results show a slight decline in total assets as compared with year-end 2005, total loans at June 30, 2006 were $199.6 million reflecting an increase of $6.9 million, or 3.6%, from December 31, 2005. The growth in loans was partially funded by a reduction in securities available-for-sale which at $32.4 million reflects a decline of $5.4 million, or 16.7%, from December 31. The decrease in securities held came about through scheduled maturities as well as call options exercised during the first two quarters. Cash and due from bank balances of $6.8 million reflects a drop of $0.7 million, or 9.2%, from December 31. This change is primarily due to timing differences associated with the settling of incoming cash letters. Interest bearing deposits fell by $0.3 million during the first two quarters of 2006 due to maturing certificates of deposit. A partial redemption of the company’s holdings of Federal Home Loan Bank stock in June resulted in a decrease of $3.7 million, or 34.2%, of total holdings which now stand at $7.0 million. The purchase of land for the company’s new branch facility contributed to an increase of $1.8 million, or 15.8%, in premises and equipment.

Total liabilities at June 30, 2006 were $247.4 million compared to $249.1 million at December 31, 2005, a decrease of $1.7 million, or 0.7%. While deposits grew by $1.5 million during the first six months of 2006, the rate of increase has been tempered by the continued pressure of competition from other financial institutions as well as more attractive market investments for consumers. The opening of the County Farm facility in March 2005 provided a significant upsurge in new deposits. Having been open for over one year now the rate of growth has moderated as anticipated. With deposit growth lagging behind the growth in loans, additional borrowings from the Federal Home Loan Bank (FHLB) were needed to satisfy the funding need. Total FHLB borrowings as of June 30 were $10.5 million, an increase of $2.0 million, or 23.5%, from December 31. In addition, the proceeds from the FHLB stock redemption and maturing investments provided enough liquidity to reduce outstanding federal fund purchases to $0 from $5.0 million at December 31.

Total shareholders’ equity was $19.3 million at June 30, 2006 compared to $18.5 million at December 31, 2005 an increase of $0.8 million, or 4.3%. The increase in shareholders’ equity was primarily the result of $912,000 of additional retained earnings from net income for the period ended June 30, 2006 less dividends of $96,000 and an increase of $162,000 in accumulated other comprehensive loss, net of tax, caused by a reduction in the valuation of the Company’s investment portfolio.

CONSOLIDATED RESULTS OF OPERATIONS

Net income for the first two quarters of 2006 was $1,009,000, or $1.47 per share, an increase of $22,000, or 2.2%, over the same period in 2005. Second quarter earnings of $547,000, or $0.80 per share, reflect an increase of $135,000, or $0.20 per share over second quarter 2005 results. The increase in net income for the quarter was primarily the result of improved net interest income. This improvement was partially offset by an increase in the provision for loan loss which at $135,000 represents an increase of $115,000 over the same period last year.

NET INTEREST INCOME

Net interest income was $4.9 million for the six months ended June 30, 2006 as compared to $4.5 million for the same period in 2005, an increase of $0.4 million, or 8.3%. Total interest income increased to $7.9

12.

COMMUNITY FINANCIAL SHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

million for the six months ended June 30, 2006 from $6.3 million in 2005, an increase of $1.6 million, or 25.2%. This increase was primarily the result of increased loan demand as well as rising interest rates. Interest income from loans of $7.0 million in the first two quarters represents an increase of $1.9 million, or 36.2%, over the same period in 2005.

Total interest expense was also impacted by the rising rate environment as well as an increased emphasis on acquiring certificate of deposit accounts increasing to $3.0 million for the six months ended June 30, 2006 up $1.2 million, or 68.0%, from $1.8 million in 2005. The major portion of interest expense is comprised of interest expense on deposits which at $2.6 million represents an increase of $1.1 million, or 67.5%, over the same period last year. In addition to rising rates, interest rate expense has been impacted by increased competition as well as a general migration from lower cost deposits to higher cost certificates of deposits. As the need for additional funding to support loan growth became necessary, the associated expense of Federal Home Loan Bank advances and other borrowed funds increased by $0.1 million, or 96.5%, over the same period last year.

Due to the significant increase in interest expense, the Company’s net interest margin fell to 4.11% for the six months ended June 30, 2006 as compared to 4.14% a year earlier. The yield on average earning assets increased to 6.43% for the six months ended June 30, 2006 from 5.62% for the period ended June 30, 2005, an 81 basis point increase. This increase in yield on earning assets was due to an increase in higher yielding loans. The increase in yield on earning assets was partially offset by an increase in the cost of funds during the quarter which at 2.24% is up 81 basis points from 1.43% for the corresponding period in 2005.

PROVISION FOR LOAN LOSSES

There was a provision for loan losses in the first two quarters of 2006 of $270,000 as compared to a $20,000 provision in 2005. As of June 30, 2006, the allowance for loan losses totaled $1.7 million, or 0.84% of total loans, which is up slightly from 0.71% as of December 31, 2005. The increase in provision is a result of changing economic conditions. While no specific issues have been identified, the recent rapid rise in interest rates combined with a slowing economy could have a negative impact on credit quality. As of the end of the second quarter nonaccrual loans decreased from $200,000 at December 31, 2005 to $109,000 at June 30, 2006 and remain a very small percentage of total loans at 0.05%.

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

Management has concluded that the allowance for loan losses is adequate at June 30, 2006. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

13.

COMMUNITY FINANCIAL SHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

NONINTEREST INCOME

The Company’s noninterest income totaled $582,000 for the six months ended June 30, 2006 compared to $620,000 for the same period in 2005, a decrease of $38,000 or 6.1%. The decrease in non-interest income was primarily due to a general decline in fees from multiple sources including service charges on deposits, debit card income and income from the bank owned life insurance among others. Income generated through mortgage origination fees of $83,000 through June 30, 2006 is down $14,000, or 14.4%, from the same period last year reflecting the slow down in the market due to the rise in interest rates. Service charges on deposit accounts of $237,000 are down $14,000 or 5.6% from last year reflecting the continued competitive pressure to reduce fees to the consumer.

NONINTEREST EXPENSE

The Company’s noninterest expense was $3.8 and $3.6 million for the six months ended June 30, 2006 and 2005. The $164,000 increase in expenses was primarily due to the increased expenses associated with the operations of the County Farm facility which opened late in the first quarter of 2005. Salaries and benefits, the largest component of non interest expense, increased $85,000, or 4.2%, to $2.1 million. The increased expense was a result of additions to staff for the new facility as well as increased costs associated with group health insurance. The increases in occupancy and equipment expense of $83,000 is partially due to expenses associated with the expansion of the Glen Ellyn facility as well as the timing issue of the County Farm facility opening. Data processing costs ended the second quarter at $274,000 a decrease of $57,000, or 17.2%, over last year due to savings gained from the renegotiation of the Company’s core processing contract.

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

14.

COMMUNITY FINANCIAL SHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following table discloses contractual obligations of the Company as of June 30, 2006:

(Dollars in Thousands)	2006	2007	2008	2009	2010	2011 and after	Total
Federal Home Loan Bank
Advances	—	$4,000	$2,500	$2,000	—	$2,000	$10,500
Subordinated debentures						3,609	3,609
Data Processing[1,2]	$244	504	523	541	561	1,183	3,556

Total	$244	$2,504	$3,023	$2,541	$561	$6,792	$17,665

(1)	Estimated contract amount based on transaction volume. Actual expense was $500,000 and $484,000 in 2005 and 2004 respectively.
(2)	Contract expires September 31, 2012.

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

17.

COMMUNITY FINANCIAL SHARES, INC. AND SUBSIDIARIES

QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company monitors and manages risks associated with changes in interest rates and mismatched asset and deposit maturities. Significant changes in rates can adversely affect net interest income, market value of securities, and the economic value of equity. Based on the Company’s current simulation model, the following schedule indicates the estimated effects of an immediate upward rate shift of 100, 200 and 300 basis points as of June 30, 2006:

	100 Basis Point Rate Shift Up	200 Basis Point Rate Shift Up	300 Basis Point Rate Shift Up
Net interest income	+5.1%	+10.5%	+15.2%
Market value of securities	-3.8%	-7.4%	-10.6%

Based on the Company’s current simulation model, the following schedule indicates the estimated effects of an immediate downward rate shift of 100, 200, 300 basis points as of June 30, 2006:

	100 Basis Point Rate Shift Down	200 Basis Point Rate Shift Down	300 Basis Point Rate Shift Down
Net interest income	-0.7%	-3.9%	-7.9%
Market value of securities	+4.0%	+8.2%	+12.8%

All measures of interest rate risk are within policy guidelines.

18.

COMMUNITY FINANCIAL SHARES, INC. AND SUBSIDIARIES

QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4: CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2006. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on May 18, 2006. The Board of Directors nominated in the Company’s April 7, 2006 proxy statement to its shareholders was elected in its entirety. There was no solicitation in opposition to management’s nominees.

The following proposals were adopted [by the margins indicated]:

1. To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

	FOR	AGAINST	WITHHELD
William F. Behrmann	549,924	0	0
Penny A. Belke	546,372	0	3,552
H. David Clayton	549,924	0	0
Raymond A. Dieter	546,472	0	3,452
Donald H. Fischer	547,722	0	2,202
Harold W. Gaede	547,650	0	2,274
Robert F. Haeger	549,924	0	0
Mary Beth Moran	549,924	0	0
Joseph S. Morrissey	549,580	0	344
John M. Mulherin	549,924	0	0

20.

2. To ratify selection of BKD LLP as the Company’s independent auditor for fiscal year 2006.

FOR	AGAINST	WITHHELD
546,894	274	2,756

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

21.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL SHARES, INC.
(Registrant)

/s/ Donald H. Fischer
Donald H. Fischer Dated: August 14, 2006
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Scott W. Hamer
Scott W. Hamer Dated: August 14, 2006
Chief Financial Officer
(Principal Financial Officer)

22.