Form 10-Q
period 2006-09-30
COMMUNITY FINANCIAL SHARES INC
filed 2006-11-14
CIK 1123735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2006
Common Stock, no par value per share	687,164 shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

Form 10-Q Quarterly Report

2.

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and due from banks	$7,312	$7,494
Interest bearing deposits	731	300

Cash and cash equivalents	8,043	7,794

Securities available-for-sale	30,139	37,888
Loans, less allowance for loan losses of $1,716 and $1,381	198,606	192,663
Federal Home Loan Bank stock	7,073	10,742
Premises and equipment, net	13,349	11,559
Cash value of life insurance	5,406	5,240
Interest receivable and other assets	2,153	1,643

Total assets	$264,769	$267,529

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$228,704	$229,704
Federal Home Loan Bank advances	10,500	8,500
Federal funds purchased	—	5,000
Subordinated debentures	3,609	3,609
Interest payable and other liabilities	1,960	2,247

Total liabilities	244,773	249,060

Commitments and contingent liabilities

Shareholders’ equity
Common stock - no par value, 900,000 shares authorized; 687,164 and 685,539 issued and outstanding	—	—
Paid-in capital	8,189	8,148
Retained earnings	11,838	10,402
Accumulated other comprehensive loss	(31)	(81)

Total shareholders’ equity	19,996	18,469

Total liabilities and shareholders’ equity	$264,769	$267,529

See accompanying notes to condensed consolidated financial statements.

3.

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three and Nine Months ended September 30, 2006 and 2005

(In thousands, except share and per share data)

(Unaudited)

	Three months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Interest income
Loans	$3,708	$3,006	$10,757	$8,180
Securities
Taxable	167	213	545	718
Exempt from federal income tax	155	143	463	361
Federal funds sold	—	17	—	71
Federal Home Loan Bank dividends and other	65	144	219	492

Total interest income	4,095	3,523	11,984	9,822
Interest expense
Deposits	1,399	1,022	3,980	2,563
Federal Funds Purchased	18	—	65	13
Federal Home Loan Bank advances and other borrowed funds	132	60	358	175
Subordinated debentures	82	63	231	181

Total interest expense	1,631	1,145	4,634	2,932

Net interest income	2,464	2,378	7,350	6,890
Provision for loan losses	45	150	315	170

Net interest income after provision for loan losses	2,419	2,228	7,035	6,720

Non-interest income
Service charges on deposit accounts	135	136	372	387
Mortgage origination fees	23	76	106	173
Other non-interest income	142	134	404	406

Total non- interest income	300	346	882	966

Non-interest expense
Salaries and employee benefits	1,101	1,063	3,231	3,108
Net Occupancy and equipment expense	230	219	707	613
Data processing expense	151	126	425	457
Advertising and promotions	101	103	267	272
Professional fees	65	83	242	250
Other operating expenses	258	284	833	813

Total non interest expense	1,906	1,878	5,705	5,513

Income before income taxes	813	696	2,212	2,173
Provision for Income taxes	241	174	631	664

Net income	$572	$522	$1,581	$1,509

Earnings per Share
Basic	$0.83	$0.76	$2.30	$2.21
Diluted	0.83	0.76	2.29	2.19

Average shares outstanding	687,164	683,902	686,375	681,921
Dividends per share	$0.07	$0.05	$0.21	$0.14

See accompanying notes to condensed consolidated financial statements.

4.

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Months ended September 30, 2006 and 2005

(In thousands, except per share data)

(Unaudited)

	Number of Common Shares	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2006	685,539	$8,148	$10,402	$(81)	$18,469
Net income	—	—	1,581	—	1,581
Unrealized net gain on securities available-for-sale, net of reclassifications and tax effects	—	—	—	50	50
Total comprehensive income					1,630
Cash dividends		—	(143)	—	(143)
Stock options exercised	1,625	41	—	—	41

Balance at September 30, 2006	687,164	$8,189	$11,838	$(31)	$19,996

Balance at January 1, 2005	683,069	$8,103	$8,507	$113	$16,723
Net income	—	—	1,509	—	1,509
Unrealized net loss on securities available-for-sale, net of reclassifications and tax effects	—	—	—	(45)	(45)
Total comprehensive income					1,464
Cash dividends				(102)	(102)
Stock options exercised	945	25	—	—	25

Balance at September 30, 2005	684,014	$8,128	$9,914	$68	$18,110

See accompanying notes to condensed consolidated financial statements.

5.

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months ended September 30, 2006 and 2005

(In thousands)

(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,581	$1,509
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	315	170
Depreciation and amortization	358	273
Premium amortization on securities, net	100	157
Federal Home Loan Bank stock dividends	—	(410)
Change in interest receivable and other assets	(708)	(634)
Change in interest payable and other liabilities	(288)	778

Net cash from operating activities	1,358	1,843

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities	7,987	5,698
Purchases of securities available-for-sale	(257)	(5,119)
Proceeds from maturities of certificates of deposit	—	495
Proceeds from Federal Home Loan Bank stock redemptions	3,669	—
Net change in loans receivable	(6,258)	(14,500)
Property and equipment expenditures	(2,148)	(2,439)

Net cash from investing activities	2,993	(15,865)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in deposits	(1,000)	17,612
Change in federal funds purchased	(5,000)	—
Change in borrowings	2,000	—
Exercise of stock options	41	25
Dividends paid	(143)	(101)

Net cash from financing activities	(4,102)	17,536

Change in cash and cash equivalents	249	3,514
Cash and cash equivalents at beginning of period	7,794	8,509

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,043	$12,023

See accompanying notes to condensed consolidated financial statements.

6.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

September 30, 2006 and 2005

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements. The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management of Community Financial Shares, Inc. (the Company), for a fair statement of results for the interim periods presented. Results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

NOTE 2 – EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (in thousands)	$572	$522	$1,581	$1,509

Weighted Average Shares outstanding	687,164	683,902	686,375	683,389
Effect of dilutive securities:
Stock options	2,901	5,409	2,868	5,388
Shares used to compute diluted earnings per share	690,065	689,311	689,243	688,777

Earnings per share:

Basic	$0.83	$0.76	$2.30	$2.21
Diluted	0.83	0.76	2.29	2.19

7.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

September 30, 2006 and 2005

NOTE 3 – CAPITAL RATIOS

At the dates indicated, the Company’s capital ratios were:

	September 30, 2006		December 31, 2005
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$25,346	12.1%	$23,413	11.7%
Tier I capital (to risk-weighted assets)	23,630	11.3%	22,032	11.0%
Tier I capital (to average assets)	23,630	8.9%	22,032	7.8%

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

The Company has entered into a contract to purchase land to build a fourth full-service banking facility at the corner of Gary and Geneva Avenues in the Northwest portion of Wheaton, Illinois. Construction of the new facility began in September with a projected opening date in the third quarter of 2007. The new facility will help to solidify the Company’s market presence in Wheaton as well as provide access to the Carol Stream and Winfield markets.

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

NEW ACCOUNTING ISSUES

Emerging Issues Task Force Issue 06-4. In September 2006, the Emerging Issues Task Force (EITF) reached a consensus regarding the accounting for entities with split-dollar life insurance arrangements that provide an employee with a specified benefit that is not limited to an employee’s active service period. In reaching its consensus, the EITF determined that an employer should recognize as a liability the future benefits to be provided to employees beyond the employees active service period. In the case of split-dollar plan that provides a death benefit to the employees designated beneficiary and the benefit is provided to the employee beyond their active service period, an entity should accrue a liability during the employee’s active service period for the cost of maintaining the life insurance policy during the employee’s retirement period. EITF 06-4 is effective for fiscal years beginning after December 15, 2007 with earlier application permitted. Entities should recognize the effects of applying EITF 06-4 either as a change in accounting principle through a cumulative-effect adjustment to retained earnings or other components of equity as of the beginning of the year of adoption or as a change in accounting principle through retrospective application to all prior periods.

Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan – an amendment of SFAS No. 87, 88, 106 and 132(r).

In September, 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158. This statement requires an entity that sponsors one or more single-employer defined benefit plans to recognize the funded status of a benefit plan (measured as the difference between the fair value of plan assets and the benefit obligation) in its statement of financial position. For a pension plan, the benefit obligation is the projected benefit obligation and for any other plan the benefit obligation is the accumulated postretirement benefit obligation. Additionally, all items previously deferred when applying SFAS No. 87 or SFAS No. 106 will now be recognized as a component of accumulated other comprehensive income, net of applicable taxes. SFAS No. 158 will not change the components of net periodic benefit cost. SFAS No. 158 will require plan asset and benefit obligations to be measured primarily as of the balance sheet date. The effective date for the recognition of the funded status on the balance sheet is for fiscal years ending after December 15, 2006 while the effective date for the requirement that the measurement date of plan assets and the benefit obligation be the same as the balance sheet date is for fiscal years ending after December 15, 2008.

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

In addition, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:

•	Amortization method – Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date.

•	Fair value measurement method – Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur.

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

CONSOLIDATED FINANCIAL CONDITION

Total assets at September 30, 2006 were $264.8 million contrasted to $267.5 million at December 31, 2005, a decrease of $2.7 million, or 1.0%. While third quarter results show a decline in total assets as compared with year-end 2005, total loans at September 30, 2006 were $198.6 million reflecting an increase of $5.9 million, or 3.1%, from December 31, 2005. While total loans reflect an increase over year-end volume the results for the third quarter show a slight decline from June 30, 2005. The growth in loans was partially funded by a reduction in securities available-for-sale which at $30.1 million reflects a decline of $7.7 million, or 20.5%, from December 31. The decrease in securities available for sale came about through scheduled maturities as well as call options exercised during the first three quarters. Cash and due from bank balances of $8.0 million reflects an increase of $0.2 million, or 3.2%, from December 31. This change is primarily due to an increase of $0.4 million, or 143.7%, in interest bearing deposits. A partial redemption of the company’s holdings of Federal Home Loan Bank stock in June resulted in a decrease of $3.7 million, or 34.2%, of total holdings which now stand at $7.0 million. The purchase of land for the company’s new branch facility contributed to an increase of $1.8 million, or 15.5%, in premises and equipment. Total other assets have increased by $0.5 million, or 31.0%, over December 31, 2005 primarily due to higher levels of interest receivable from both investment securities and loans.

12.

COMMUNITY FINANCIAL SHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Total liabilities at September 30, 2006 were $244.8 million compared to $249.1 million at December 31, 2005, a decrease of $4.3 million, or 1.7%. While deposits grew by $1.5 million during the first six months of 2006, deposits have begun to decline ending at $228.7 million a drop of $1.0 million, or 0.4%, from December 31, 2005. The difficulty in growing deposits is the result of the continued pressure of competition from other financial institutions as well as more attractive market investments for consumers. The opening of the County Farm facility in March 2005 provided a significant upsurge in new deposits. Having been open for over one year now the rate of deposit growth has moderated as anticipated with total deposits of $17.3 million as of quarter end. With deposit growth lagging behind the growth in loans, additional borrowings from the Federal Home Loan Bank (FHLB) were needed to satisfy the funding need. Total FHLB borrowings as of September 30 were $10.5 million, an increase of $2.0 million, or 23.5%, from December 31. In addition, the proceeds from the FHLB stock redemption and maturing investments and softness in the demand for loans has provided enough liquidity to reduce outstanding federal fund purchases to $0 from $5.0 million at December 31.

Total shareholders’ equity was $20.0 million at September 30, 2006 compared to $18.5 million at December 31, 2005 an increase of $1.5 million, or 8.3%. The increase in shareholders’ equity was primarily the result of $1.4 million of additional retained earnings from net income for the period ended September 30, 2006 less dividends of $143,000 and a decrease of $50,000 in accumulated other comprehensive loss, net of tax, caused by an increase in the valuation of the Company’s investment portfolio.

CONSOLIDATED RESULTS OF OPERATIONS

Net income for the first three quarters of 2006 was $1,581 thousand, or $2.30 per share, an increase of $72 thousand, or 4.8%, over the same period in 2005. Third quarter earnings of $572 thousand, or $0.83 per share, reflect an increase of $50 thousand, or $0.07 per share over third quarter 2005 results. The increase in net income for the quarter was primarily the result of improved net interest income. This improvement was partially offset by an increase in the provision for loan loss which at $315 thousand represents an increase of $145 thousand, or 85.3%, over the same period last year.

NET INTEREST INCOME

Net interest income was $7.4 million for the nine months ended September 30, 2006 as compared to $6.9 million for the same period in 2005, an increase of $0.5 million, or 6.8%. Total interest income increased to $12.0 million for the nine months ended September 30, 2006 from $9.8 million in 2005, an increase of $2.2 million, or 22.0%. This increase was primarily the result of increased loan demand as well as rising interest rates although the rate of growth in loans has begun to subside over the last few months. However, interest income from loans of $10.8 million in the first three quarters represents an increase of $2.6 million, or 31.5%, over the same period in 2005.

Total interest expense was also impacted by the rising rate environment as well as an increased emphasis on acquiring certificate of deposit accounts increasing to $4.6 million for the nine months ended September 30, 2006 up $1.7 million, or 58.0%, from $2.9 million in 2005. The major portion of interest expense is comprised of interest expense on deposits which at $4.0 million represents an increase of $1.4 million, or 55.3%, over the same period last year. In addition to rising rates, interest rate expense has been impacted by increased competition as well as a general migration from lower cost deposits to higher cost certificates of deposits. As the need for additional funding to support loan growth became necessary, the associated expense of Federal Home Loan Bank advances and other borrowed funds increased by $0.2 million, or 104.6%, over the same period last year.

13.

COMMUNITY FINANCIAL SHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Due to the significant increase in interest expense, the Company’s net interest margin fell to 4.09% for the nine months ended September 30, 2006 as compared to 4.13% a year earlier. The yield on average earning assets increased to 6.46% for the nine months ended September 30, 2006 from 5.73% for the period ended September 30, 2005, a 73 basis point increase. This increase in yield on earning assets was due to an increase in higher yielding loans. The increase in yield on earning assets was partially offset by an increase in the cost of funds during the quarter which at 2.30% is up 75 basis points from 1.55% for the corresponding period in 2005.

PROVISION FOR LOAN LOSSES

There was a provision for loan losses in the first three quarters of 2006 of $315,000 as compared to a $170,000 provision in 2005. As of September 30, 2006, the allowance for loan losses totaled $1.7 million, or 0.86% of total loans, which is up from 0.71% as of December 31, 2005. The increase in provision is a result of changing economic conditions. While no specific issues have been identified, the recent rapid rise in interest rates combined with a slowing economy could have a negative impact on credit quality. As of the end of the third quarter nonaccrual loans decreased from $200,000 at December 31, 2005 to $107,000 at September 30, 2006 and remain a very small percentage of total loans at 0.05%.

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

Management has concluded that the allowance for loan losses is adequate at September 30, 2006. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

NONINTEREST INCOME

The Company’s noninterest income totaled $882,000 for the nine months ended September 30, 2006 compared to $966,000 for the same period in 2005, a decrease of $84,000 or 8.7%. The decrease in non-interest income was primarily due to a general decline in fees from multiple sources including service charges on deposits, debit card income and income from the bank owned life insurance among others. Income generated through mortgage origination fees of $106,000 through September 30, 2006 is down $67,000, or 38.7%, from the same period last year reflecting the slow down in the market due to the rise in interest rates. Service charges on deposit accounts of $372,000 are down $15,000 or 3.9% from last year reflecting the continued competitive pressure to reduce fees to the consumer.

14.

COMMUNITY FINANCIAL SHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

NONINTEREST EXPENSE

The Company’s noninterest expense was $5.7 and $5.5 million for the nine months ended September 30, 2006 and 2005. The $0.2 million increase in expenses was primarily due to the increased expenses associated with the operations of the County Farm facility which opened late in the first quarter of 2005. Salaries and benefits, the largest component of non interest expense, increased $0.1 million, or 4.0%, to $3.2 million. The increased expense was a result of additions to staff for the new facility as well as increased costs associated with group health insurance. The increases in occupancy and equipment expense of $94 thousand is partially due to expenses associated with the expansion of the Glen Ellyn facility as well as the timing issue of the County Farm facility opening. Data processing costs ended the third quarter at $425,000 a decrease of $32,000, or 7.0%, over last year due to savings gained from the renegotiation of the Company’s core processing contract.

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

The following table discloses contractual obligations of the Company as of September 30, 2006:

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

17.

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

18.

COMMUNITY FINANCIAL SHARES, INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company monitors and manages risks associated with changes in interest rates and mismatched asset and deposit maturities. Significant changes in rates can adversely affect net interest income, market value of securities, and the economic value of equity. Based on the Company’s current simulation model, the following schedule indicates the estimated effects of an immediate upward rate shift of 100, 200 and 300 basis points as of September 30, 2006:

	100 Basis Point Rate Shift Up	200 Basis Point Rate Shift Up	300 Basis Point Rate Shift Up
Net interest income	+3.7%	+7.3%	+10.9%
Market value of securities	-4.1%	-7.8%	-11.3%

Based on the Company’s current simulation model, the following schedule indicates the estimated effects of an immediate downward rate shift of 100, 200, 300 basis points as of September 30, 2006:

	100 Basis Point Rate Shift Down	200 Basis Point Rate Shift Down	300 Basis Point Rate Shift Down
Net interest income	-0.3%	-2.3%	-5.3%
Market value of securities	+4.2%	+8.7%	+13.5%

All measures of interest rate risk are within policy guidelines.

19.

COMMUNITY FINANCIAL SHARES, INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4: CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2006. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

20.

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

COMMUNITY FINANCIAL SHARES, INC.
(Registrant)

/s/ Donald H. Fischer
Donald H. Fischer Dated: November 14, 2006
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Scott W. Hamer
Scott W. Hamer Dated: November 14, 2006
Chief Financial Officer
(Principal Financial Officer)

22.