Form 10-K
period 2006-12-31
COMMUNITY FINANCIAL SHARES INC
filed 2007-03-30
CIK 1123735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant i.e. persons other than directors and executive officers was $27,100,000 based upon the average bid and asked price of such common equity as of the last business day of registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2007
Common Stock, no par value per share	1,375,278 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 23, 2007 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	- BUSINESS

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

The Bank was established as a state chartered federally insured commercial bank on March 1, 1994 and opened for business November 21, 1994 on Roosevelt Road in Glen Ellyn. The Bank opened a second location in downtown Wheaton on November 21, 1998. A third location was opened in northwest Wheaton on March 24, 2005. A fourth full service branch is planned for Wheaton in the fall of 2007. The Bank provides banking services common to the industry, including but not limited to, demand, savings and time deposits, loans, mortgage loan origination for investors, cash management, electronic banking services, Internet banking services including bill payment, Community Investment Center services, and debit cards. The Bank serves a diverse customer base including individuals, businesses, governmental units, and institutional customers located primarily in Wheaton and Glen Ellyn and surrounding communities in DuPage County, Illinois. The Bank has banking offices in Glen Ellyn, and Wheaton, Illinois.

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

REGULATION AND SUPERVISION

The Company and its bank subsidiary are subject to an extensive system of banking laws and regulations that are intended primarily for the protection of the customers and depositors of the Company’s bank subsidiary rather than holders of the Company’s securities. These laws and regulations govern such areas as permissible activities, reserves, loans and investments, and rates of interest that can be charged on loans. Described below are material elements of selected laws and regulations applicable to the Company and its subsidiary. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable laws or regulation, and in their application by regulatory agencies, cannot be predicted, but they may have a material effect on the business and results of the Company and its subsidiary.

The Company is regulated as a bank holding company under the Bank Holding Company Act of 1956, as amended by the 1999 financial modernization legislation known as the Gramm-Leach-Bliley Act (the “BHC Act”). As such, it is subject to the supervision of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks, performing certain servicing activities for subsidiaries, and as a result of the Gramm-Leach-Bliley Act amendments to the BHC Act, engaging in any activity, or acquiring and retaining the shares of any company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the Office of the Comptroller of the Currency (the “OCC”)) or (2) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments in commercial and financial companies. They also include activities that the Federal Reserve Board had determined, by order of regulation in effect prior to the enactment of the BHC Act, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Further, under the BHC Act, the Company is required to file annual reports and such additional information as the Federal Reserve Board may require and is subject to examination by the Federal Reserve Board. The Federal Reserve Board has jurisdiction to regulate virtually all aspects of the Company’s business. See “The Company’s Banking Subsidiary” below for discussion of regulators of the Bank.

The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before merging with or consolidating into another bank holding company, acquiring substantially all the assets of any bank or acquiring directly or indirectly any ownership or control of more than 5% of the voting shares of any bank.

The BHC Act also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks, or furnishing services to banks and their subsidiaries. The Company, however, may engage in certain businesses determined by the Federal Reserve Board to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. See “Financial Modernization Legislation” below for a discussion of expanded activities permissible to bank holding companies that become financial holding companies.

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

EMPLOYEES

As of December 31, 2006, the Company and its subsidiaries had a total of 70 full-time equivalent employees. This compares to 65 full-time equivalents as of December 31, 2005. None of these employees are subject to a collective bargaining agreement.

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

In addition to loans originated for the secondary market, the Bank has portfolio loans secured by one-to-four family residential real estate that total approximately $21.5 million or 10.7% of the Bank’s total loan portfolio as of December 31, 2006.

Commercial Real Estate Lending

Loans secured by commercial real estate totaled approximately $85.6 million, or 42.5% of the Bank’s total loan portfolio, at December 31, 2006. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the property. Such appraised value is generally determined by independent appraisers previously approved by the Board of Directors of the Bank.

The Bank’s commercial real estate loans are permanent portfolio loans secured by improved property such as office buildings, retail stores, warehouses, churches, and other non-residential buildings. Of the commercial real estate loans outstanding at December 31, 2006, most are located within 10 miles of the Bank’s offices in Wheaton and Glen Ellyn and were made to local customers of the Bank. In addition, borrowers generally must personally guarantee loans secured by commercial real estate. Commercial real estate loans generally have a 10 to 25 year amortization period and are made at rates based upon competitive local market rates, specific loan risk, and structure usage and type. Such loans generally have a five-year maturity.

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

At December 31, 2006, the Bank had $27.9 million in construction loans outstanding or 13.9% of the loan portfolio of the Bank. The Bank presently charges both fixed and variable interest rates on construction and end loans. Loans, with proper credit, may be made for up to 80% of the anticipated value of the property upon completion. Funds are usually disbursed based upon percentage of completion generally verified by an on-site inspection by bank personnel and generally through a local title company construction escrow account.

Consumer Lending

As community-oriented lenders, the Bank offers consumer loans for any worthwhile purpose. Although the Bank offers signature unsecured loans, consumer loans are generally secured by automobiles, boats, mobile homes, stocks, bonds, and other personal property. Consumer loans totaled $1.9 million or 0.9% of the total loan portfolio of the Bank at December 31, 2006. Consumer loans generally have higher yields than residential mortgage loans since they involve a higher credit risk and smaller volumes with which to cover basic costs.

Home Equity Lending

Home equity loans are generally made not to exceed 80% of the first and second combined mortgage loan to value. These loans, for the most part are revolving credit lines with minimum payment structure of interest only and a five-year term. The interest rate on these lines of credit adjusts at a rate based on the prime rate of interest. Additionally, the Bank offers five-year amortizing fixed rate home equity balloon loans for those who desire to limit interest rate risk. At December 31, 2006, the outstanding home equity loan balance was $38.1 million or 18.9% of the total loan portfolio of the Bank.

Commercial Lending

The Bank actively engages in general commercial lending within its market area. These loans are primarily revolving working capital lines, inventory loans, and equipment loans. The commercial loans are generally based on serving the needs of small businesses in the Bank’s market area while limiting the Bank’s business risks to reasonable bank lending standards. Commercial loans are made with both fixed and adjustable rates and are generally secured by equipment, accounts receivable, inventory, and other assets of the business. Personal guarantees generally support these credit facilities. The Bank also provides commercial and standby letters of credit to assist small businesses in their financing of special purchasing or bonding needs. Standby letters of credit outstanding at year end totaled $3.6 million. Commercial loans totaled approximately $26.3 million or 13.1% of the Bank’s total loan portfolio at December 31, 2006.

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

The banking business in the Chicagoland area, in general, is extremely competitive. Several of our competitors are larger and have greater resources than we do and have been in existence a longer period of time. We must overcome historical bank-customer relationships to attract customers away from our competition. We compete with the following types of institutions:

- other commercial banks	- securities brokerage firms
- savings banks	- mortgage brokers
- thrifts	- insurance companies
- credit unions	- mutual funds
- consumer finance companies	- trust companies

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

The trading volume in our common stock on the Over-the-Counter Electronic Bulletin Board (the “OTCBB”) has been comparable to other similarly sized bank holding companies since trading began in September 2005. Nevertheless, this trading volume does not compare with more seasoned companies listed on other exchanges. Thus, the market in our common stock is limited in scope relative to some other companies. In addition, we can provide no assurance that a more active and liquid trading market for our stock will develop in the future.

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

ITEM 1B.	- UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	- PROPERTIES

The following table sets forth information related to the Company’s properties utilized in the Company’s business. These properties are suitable and adequate for the Company’s business needs.

Entity	Description	Address	City/State	Approximate Square Feet	Owned/ Leased
Community Bank-Wheaton/Glen Ellyn	Main office	357 Roosevelt Road	Glen Ellyn, IL	10,000	Owned

Community Bank-Wheaton/Glen Ellyn	Wheaton office	100 N. Wheaton Ave.	Wheaton, IL	12,500	Owned

Community Bank-Wheaton/Glen Ellyn	County Farm office	370 S. County Farm Rd.	Wheaton, IL	7,000	Owned

Community Bank-Wheaton/Glen Ellyn	North Wheaton office	1901 Gary Ave.	Wheaton, IL	Under Construction	Owned

In 2001, the Company purchased a commercial office building in Glen Ellyn, Illinois from a partnership comprised of all of the directors of the Company. In 2005, the commercial building on this site was demolished and the main office expanded, the expansion was completed in early 2006. None of the properties owned by the Company are subject to mortgages or liens. Information regarding the Bank’s investments in real estate mortgages can be found above under “Business Lending Activities”. Land was purchased in 2006 for a fourth full-service branch location at 1901 Gary Avenue, Wheaton, Illinois. Construction began in the first quarter with completion expected in the fall of 2007.

ITEM 3.	- LEGAL PROCEEDINGS

Neither the Company nor the Bank is a party to, and none of their property is subject to, any material legal proceedings at this time.

ITEM 4.	- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a Special Meeting of Stockholders on November 29, 2006, the stockholders of the Company voted on a proposal to amend the Certificate of Incorporation of the Company so as to affect an increase in the number of authorized shares of common stock from 900,000 to 5,000,000.

VOTING RESULTS:	FOR	AGAINST	ABSTAIN
	550,293	14,310	814

PART II

ITEM 5.	- MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 1, 2007, the Company’s stock was held by approximately 525 shareholders. The Company’s stock is quoted on the Over-the-Counter Electronic Bulletin Board (“OTCBB”) under the symbol: “CFIS.PK”. The following table sets forth high and low sales information reported on the OTCBB for the Common Stock for each quarter since the Common Stock began trading on September 22, 2005. These quotes reflect inter-dealer prices without mark-ups, mark-downs or commissions and may not necessarily reflect actual transactions.

There were no purchases by the Company of its common stock during 2006 or 2005. While there was no established market for the Company’s securities prior to September 22, 2005, there were a limited number of trades which occurred in prior quarters. The share prices of these trades are reflected in the data below. The share prices and dividends paid shown below have been adjusted for a two-for-one stock split, which was effective December 27, 2006.

COMMON STOCK PRICE AND DIVIDEND HISTORY

	High	Low	Dividend (per share)
2006
First Quarter	$23.50	$22.50	$0.035
Second Quarter	23.75	22.75	0.035
Third Quarter	23.50	23.00	0.035
Fourth Quarter	24.13	23.00	0.060
2005
First Quarter	$22.50	$21.50	$0.025
Second Quarter	22.50	17.50	0.025
Third Quarter	24.00	22.50	0.025
Fourth Quarter	24.50	22.13	0.025

It has been a policy of the Company to pay only small to moderate dividends so as to retain earnings to support growth. Dividends for 2006 were approximately $227,000 or 10.4% of after tax earnings. In 2005, dividends of $136,000 represented 6.7% of after tax earnings. Dividends are paid quarterly.

ITEM 6.	- SELECTED FINACIAL DATA

The following is a summary of certain consolidated financial information relating to the Company as of December 31 of each year shown. The summary has been derived in part from, and should be read in conjunction with, the Company’s Consolidated Financial Statements and the Notes thereto included elsewhere in this report. Per share and book value data along with weighted average common shares outstanding have been adjusted to reflect the two-for-one stock split effective December 27, 2006.

(Dollar amounts in thousands, except per share data)

	2006	2005	2004	2003	2002
Statement of Income
Interest income	$16,147	$13,491	$11,500	$10,850	$11,011
Interest expense	6,414	4,169	2,648	3,107	3,558

Net interest income	9,733	9,322	8,852	7,743	7,453
Provision for loan losses	165	265	50	30	1,544
Noninterest income	1,290	1,319	1,191	1,349	1,266
Noninterest expense	7,754	7,458	6,629	6,122	5,335

Income before income taxes	3,104	2,918	3,364	2,940	1,840
Income tax expense	918	887	1,073	995	632

Net income	$2,186	$2,031	$2,291	$1,945	$1,208

Balance sheet – year-end balances
Total assets	$271,741	$267,529	$239,395	$234,547	$203,806
Securities available for sale	34,924	37,888	40,710	54,592	25,604
Loans, net	199,820	192,663	165,056	149,037	143,307
Deposits	234,725	229,704	211,373	212,778	184,314
Subordinated debentures	3,609	3,609	3,609	3,609	3,609
Stockholders’ equity	20,601	18,469	16,723	14,755	13,036

Balance sheet - average balances
Total assets	$268,015	$253,547	$234,974	$222,063	$190,536
Securities	33,469	39,089	43,931	41,560	22,000
Loans, net	197,410	174,521	158,568	140,452	142,071
Deposits	232,089	223,437	210,862	201,409	171,864
Federal Home Loan Bank advances	10,396	6,110	2,829	2,000	2,303
Subordinated debentures	3,609	3,609	3,609	3,609	1,812
Stockholders’ equity	19,675	17,720	15,955	14,124	12,629

Per share data
Basic earnings per share	$1.59	$1.49	$1.68	$1.43	$0.89
Diluted earnings per share	1.59	1.48	1.67	1.42	0.88
Cash dividends per share	0.165	0.10	0.095	0.07	0.06
Book value per share at year end	14.96	13.52	12.24	10.81	9.58

Cash dividends and average shares outstanding
Cash dividends	$227	$136	$130	$95	$82
Weighted average common shares outstanding	1,375,228	1,367,114	1,364,004	1,365,222	1,361,788

Selected financial ratios
Average loans to average deposits	85.06%	78.32%	74.42%	69.73%	82.67%
Allowance for loan losses to total loans	0.77%	0.71%	0.82%	1.11%	1.21%
Nonperforming loans to total loans	0.35%	0.45%	0.72%	1.75%	2.04%
Average equity to average assets	7.34%	6.87%	6.72%	6.08%	6.63%
Return on average assets	0.82%	0.78%	0.98%	0.85%	.63%
Return on average equity	11.11%	11.42%	14.51%	14.13%	9.57%
Net interest margin (1)	4.00%	4.14%	4.02%	3.75%	4.12%
Dividend payout ratio (2)	10.38%	6.73%	5.67%	4.88%	6.79%

(1)	Net interest income divided by average interest-earning assets
(2)	Cash dividends per share divided by net income per share.

ITEM 7.	- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s principal source of revenue is loans made within the Company’s geographic market area. The Company has experienced consistent loan growth, balancing increased competition from other lending sources with the Company’s desire to remain “well capitalized” under bank regulatory guidelines.

The Bank was established as a state-chartered federally insured commercial bank on March 1, 1994 and opened for business November 21, 1994 on Roosevelt Road in Glen Ellyn. The Bank opened a second location in downtown Wheaton on November 21, 1998. A third location was opened on County Farm Road in Wheaton on March 24, 2005. A fourth full-service branch located in Wheaton is under construction with completion expected in the fall of 2007.

FINANCIAL CONDITION

AVERAGE ASSETS AND LIABILITIES

Since its opening, the Bank has experienced considerable growth in deposits, earning assets, and total assets. Over the period from 2001 through 2006, total assets have grown by 59.3% or an annual average of 11.8%. After experiencing an average rate of growth in 2005 of 7.9%, average assets grew at a slower annual average of 5.7% in 2006 which is below the historical average. An improvement in this growth rate is anticipated for 2007. Part of the growth will be attributed to the opening of the new North Wheaton location. This facility is expected to open in the fall of 2007. Economic and demographic factors continued to be generally positive in the Company’s market area in 2006, but the local competition continues to increase at a high rate making growth increasingly harder to achieve. Once again, during 2006, competitors opened several new banking facilities within the Company’s market area. Along with the asset growth, the Company experienced a substantial increase in loan demand reflected in a 13.1% increase over 2005. This marks the second consecutive year of strong growth in new loans. Average annual loan growth since 2001 of 12.4% has proved to be beneficial to the Company’s financial performance. The average annual growth in deposits of 10.9% historically has provided a ready means by which to fund the growth in loans. The rate of growth of deposits has slowed, however, and the bank had to rely on other borrowings to fund part of the loan growth in 2006.

Total average assets for the year ending December 31, 2006 were $268.4 million. Average earning assets in 2006 were $243.5 million, an increase of $11.2 million, or 4.8%, over 2005. The average earning asset growth in 2006 is primarily due to an increase of $23.2 million in the loan portfolio, a 13.2% increase over 2005. This significant loan growth was partially funded by an increase in average deposits which grew by $6.3 million since 2005. During the same period investments have fallen by $5.6 million as securities are allowed to run-off as they mature. The proceeds from the maturing securities have been reinvested in higher yielding loans.

While average deposits grew by $6.3 million during 2006, the underlying changes in specific deposit categories behaved differently. Average demand and NOW deposits increased by $2.0 million and savings balances fell by $4.1 million. More significant variations were seen in money market balances, which fell by $15.3 million and certificates of deposit, which increased by $23.7 million. The decline in money market deposits was not totally unexpected as these types of deposits typically grow as rates fall and decline as rising rates provide more attractive investment opportunities. Some of this disintermediation effect is evident by the large increase in certificates of deposit. The net effect has been that the growth in deposits has been centered in higher yielding deposits which have a negative impact on the Company’s interest margin. However, overall the Company has been able to maintain a relatively low cost of funding as compared to its peers despite the change in deposit mix that occurred during 2006.

Average interest-bearing liabilities for 2006 were $216.7 million, an increase of 5.4% over 2005. Advances from the FHLB have begun to play a more significant role in funding, increasing to $10.4 million from $6.1 million over the same period. The increase in FHLB borrowing has become necessary due to the funding need created by the rapid growth in loans. The $3.6 million in subordinated debentures issued in 2002 remain on the books as an alternative funding source. The issuance of subordinated debentures is described more fully in the Company’s quarterly report on Form 10-QSB filed with the Securities Exchange Commission on August 14, 2002.

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

	2006		2005		2004
	Average Balance	Yield/ Rate (%)	Average Balance	Yield/ Rate (%)	Average Balance	Yield/ Rate (%)
Interest-earning assets:
Federal funds sold	$681	4.95%	$2,734	2.76%	$2,596	1.15%
Taxable securities	19,091	3.83%	26,959	3.37%	33,367	3.09%
Tax-exempt securities	14,378	4.30%	12,130	4.27%	10,564	4.21%
Loans	199,015	7.25%	175,789	6.38%	158,568	5.69%
Interest-bearing deposits	1,640	4.56%	4,151	3.09%	5,139	1.38%
FHLB stock	8,688	3.00%	10,496	4.37%	9,886	7.62%

Total interest-earning assets	$243,493	6.63%	$232,259	5.73%	$220,120	5.16%

Total non-interest-earning assets	24,917		21,287		14,854

Total assets	$268,410		$253,546		$234,974

Interest-bearing liabilities:
Deposits
NOW	$36,177	0.56%	$34,166	0.41%	$31,518	0.35%
Savings	30,872	0.74%	34,937	0.55%	38,217	0.55%
Money market	42,308	2.30%	57,620	1.69%	74,216	1.44%
Time	92,135	4.49%	68,443	3.43%	39.090	2.46%
FHLB advances	10,396	4.74%	6,110	3.44%	2,829	3.46%
Federal funds purchased and Repurchase agreements	1,224	5.28%	675	3.25%	17	1.82%
Subordinated debentures	3,609	8.66%	3,609	7.14%	3,609	5.16%

Total interest-bearing Liabilities	$216,721	2.96%	$205,560	2.01%	$189,496	1.39%

Non-interest-bearing liabilities:	32,014		30,266		29,523
Stockholders’ equity	19,675		17,720		15,955

Total liability and Stockholders’ equity	$268,410		$253,546		$234,974

Net interest spread		3.67%		3.72%		3.77%

Net interest income to average interest-earning assets		4.00%		3.94%		4.02%

SECURITIES

The Company’s securities portfolio can be divided into five categories of debt instruments, as shown below. The securities portfolio is managed to provide liquidity and earnings in various interest rate cycles. The carrying value of these securities is detailed below.

	2006	2005	2004	2003
U.S. Treasury Bills	$0	$0	$0	$4,994
U.S. Government Agencies	10,631	9,338	11,995	16,144
Mortgage-backed Securities	9,316	12,521	17,156	20,228
States and Political Subdivisions	14,347	15,507	10,309	11,728
SBA Guaranteed Pool	630	972	1,250	1,498

Total Investment Securities	$34,924	$37,888	$40,710	$54,592

The following table shows the weighted average yield for each security group by term to final maturity as of December 31, 2006.

Security Type	Less than 1 year	Yield	1 to 5 years	Yield	5 to 10 years	Yield	Over 10 years	Yield
U.S. Government Agencies	$0	0.0%	$3,473	4.67%	$4,161	5.72%	$2,996	6.01%

Mortgage-Backed Securities	0	0.0%	1,522	3.31%	1,122	3.30%	6,672	4.52%

States and Political Subdivisions[1]	1,793	5.24%	2,985	5.42%	4,666	6.62%	4,904	6.86%

SBA Guaranteed Pool	0	0.0%	0	0.0%	66	7.49%	564	6.60%

Total Investment Securities	$1,793	5.24%	$7,980	4.69%	$10,015	5.88%	$15,136	5.65%

1Fully taxable equivalent

At December 31, 2006, the Company did not own any security of any one issuer where the aggregate carrying value of such securities exceeded 10 percent of the Company’s stockholder’s equity, except for certain debt securities of the U.S. Government Agencies and Corporations.

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

The Company’s loan portfolio by major category as of December 31 for each of the past five years is shown below.

	2006	2005	2004	2003	2002
Real estate
Commercial	$85,598	$83,744	$74,769	$65,514	$59,206
Construction	27,903	23,020	9,580	10,530	7,295
Residential	21,526	23,007	24,962	17,799	10,964
Home Equity	38,132	35,413	28,790	28,612	29,261

Total real estate	173,159	165,184	138,101	122,455	106,726
Commercial	26,318	26,334	26,309	25,988	35,839
Consumer	1,876	2,576	1,991	2,239	2,470

Total loans	201,353	194,094	166,401	150,679	145,035
Deferred loan costs, net	16	(50)	22	34	29
Allowance for loan losses	(1,549)	(1,381)	(1,367)	(1,676)	(1,757)

Loans, net	$199,820	$192,663	$165,056	$149,037	$143,307

LOAN MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES (IN $000)

The following table shows the amount of total loans outstanding as of December 31, 2006 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

	Maturing
	Within one	After one but Within	After five
	Year	Five years	Years	Total
Commercial	$19,566	$7,221	$1	$26,788
Real Estate	57,232	92,255	23,046	172,533
Consumer	778	1,254	—	2,032

Totals	$77,576	$100,730	$23,047	$201,353

Below is a schedule of the loan amounts maturing or repricing and are classified according to their sensitivity to changes in interest rates.

	Interest Sensitivity
	Fixed Rate	Variable Rate	Total
Due within three months	$10,978	$18,367	$29,345
Due after three months within 1 year	11,455	36,809	48,264
Due after one but within five years	87,153	13,544	100,697
Due after five years	8,163	14,884	23,047

Total	$117,749	$83,604	$201,353

DEPOSITS

The following table shows the maturity schedule for the Company’s time deposits of $100,000 or more as of December 31, 2006 and December 31, 2005.

	2006	2005
Three months or less	$10,234	$9,072
Three months through six months	11,096	8,271
Six months through twelve months	10,078	5,390
Over twelve months	2,107	3,523

	$33,515	$26,256

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

In 2002, the Company issued $3.6 million in variable-rate subordinated debentures at the 3-month LIBOR plus 3.45%. As of December 31, 2006, $3.5 million of these proceeds qualified as Tier 1 capital.

The transaction described above, in addition to retained earnings, allowed the Bank to be categorized as well capitalized under all three of the banking regulators’ prompt corrective action criteria at December 31, 2006 and 2005.

STOCKHOLDERS’ EQUITY

The Company’s stockholders’ equity increased $2.1 million, or 11.5%, from December 31, 2005 to December 31, 2006. Earnings of $2.2 million were the primary source of this growth. This follows the trend from the previous period when the Company’s stockholders’ equity grew by 10.4% also due to earnings of $2.0 million during 2005.

The accumulated other comprehensive income, net of deferred taxes, increased $90,000 at December 31, 2006. Dividends of approximately $227,000 representing $0.165 per share were paid to stockholders during 2006 representing an increase over 2005 total dividends of $136,000 and $0.20 per share. The dividends per share for 2006 reflect the two-for-one stock split effective December 27, 2006.

Adjusted for the stock split stockholders’ equity (book value) per share increased from $13.52 at December 31, 2005 to $14.96 per share at year-end 2006, a 10.7% increase. Over the period from December 31, 2004 to December 31, 2005 an increase in book value of 10.4% occurred. Book value as of December 2006 of $14.96 represents an increase of 75.4% from December 2001’s value of $8.53 per share. These are adjusted to reflect the stock split.

RESULTS OF OPERATIONS

OVERVIEW

For the year ended December 31, 2006, the Company earned $2.2 million or $1.59 per diluted share, compared to $2.0 million or $1.48 per share in 2005, in each case calculated on a post-split basis. This represents a 7.6% increase in net income from 2005. Comparing 2005 results to the prior period shows a decrease in earnings of 11.3% or $0.19 per diluted share. Overall earnings have increased 62.2% from 2001, resulting in post split earnings of $1.59 per share up from $0.98 per share. During this period the company has experienced an average annual increase in earnings of 12.4% per year. For the year ended December 31, 2006 net interest income totaled $9.7 million, which represents an increase of $411,000, or 4.4%. As in past years, net interest income remains the driving force behind the Company’s earnings. Looking back and comparing 2006 net interest income to 2001 results shows an increase of 61.2%, or 12.2% on an average annual basis.

SIGNIFICANT RATIOS

Following are a number of significant ratios and other information generally used to examine performance of banks and bank holding companies. The consolidated ratios for the Company follow:

	2006	2005	2004
Return on average assets (1)	0.82%	0.78%	0.98%
Return on average equity (2)	11.11%	11.42%	14.51%
Net loan growth (3)	3.71%	16.73%	10.75%
Deposit growth (3)	2.19%	8.68%	4.69%
Net interest spread (4)	3.67%	3.72%	3.77%
Efficiency ratio (5)	70.34%	70.09%	66.01%

(1)	Net income divided by average total assets
(2)	Net income divided by average stockholders’ equity
(3)	Based on 2006, 2005 and 2004 year-end totals
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

Net interest income in 2006 was $9.7 million, compared to $9.3 million in 2005, and $8.9 million in 2004. The Company’s net interest income expressed as a percentage of average interest-earning assets (net interest margin) was 4.00% in 2006 compared to 4.01% in 2005 and 4.02% in 2004. An $836,000 increase in net interest income in 2006 resulted from favorable changes in interest-earning asset and interest-bearing liability volumes while the effect of rising interest rates had a negative impact, reducing this amount by $425,000 resulting in the net change from 2005 of $411,000. The $470,000 increase in 2005 from 2004 resulted from favorable changes in interest-earning asset and interest-bearing liability volumes of $570,000 and unfavorable rate variances of $100,000.

The following table allocates changes in interest income and interest expense in 2006 compared to 2005 and in 2005 compared to 2004 between amounts attributable to changes in rate and changes in volume for the various categories of interest-earning assets and interest-bearing liabilities. The changes in interest income and interest expense due to both volume and rate have been allocated proportionally.

	2006 Compared to 2005			2005 Compared to 2004
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Rate	Volume	Change	Rate	Volume	Change
Interest Earning Assets:
Federal Funds Sold	$37	$(79)	$(42)	$43	$2	$45
Taxable securities	94	(293)	(199)	99	(214)	(115)
Tax exempt securities	3	97	100	6	67	73
Loans receivable	1,436	1,600	3,036	1,171	1,053	2,224
FHLB stock and other	(88)	(151)	(239)	(216)	(20)	(236)

Total interest-earning assets	1,482	1,174	2,656	1,104	887	1,991
Interest-bearing liabilities
Deposits	1,768	118	1,886	1,149	164	1,313
FHLB Advances and other borrowed funds	76	220	296	(14)	153	139
Subordinated Debentures	63	0	63	69	0	69

Total int.-bearing liabilities	1,907	338	2,245	1,204	317	1,521
Change in net interest income	$(425)	$836	$411	$(100)	$570	$470

Growth in average loans, the Company’s highest yielding assets, was 13.2% in 2006. The yield on loans rose to 7.25% compared to 6.38% in 2005. The yield of 6.38% in 2005 represented an increase of 69 basis points from 2004’s yield of 5.69%. The increase in loan yield is generally reflective of the rise in general interest rates experienced in 2005 and 2006. The yield on total earning assets was 6.63% in 2006 and 5.73% in 2005. Growth in average earning assets of 4.8% along with higher yields resulted in increased interest income of $2.7 million, or 20.0%, over the previous year. This is an improvement over last year’s gain of 17.3% which followed a slight improvement of 6.0% in interest income in 2004. As the Company’s main source of revenue, the increase in interest income has had a positive impact on 2006 earnings.

On the other hand, the steady rise in interest rates during 2006 had an adverse impact on interest expense. At $6.4 million, interest expense increased by $2.2 million, or 53.8%, over 2005. The results mark the second consecutive year of over 50% increase in interest expense. For the year ended 2005 interest expense totaled $4.2 million, which represented a 57.4% increase from the prior year end. As was the case with interest income, generally rising interest rates were the primary factor in increasing interest expense. In addition, competitive forces along with funding requirements have caused a shift in the Company’s deposit mix. During 2006 there has been a second consecutive year of a significant increase in time deposits which at $92.1 million represent growth of $23.7 million, or 34.6%, from 2005. Time deposits increase $29.4 million, or 75.1%, to $68.4 million for 2005. In 2006 some of the growth has come at the expense of money market balances which fell by $15.3 million, or 26.6%, over the same period. Some of this change has occurred as depositors seek to lock in higher rates as general rates have risen. The Company has also begun to more aggressively market its time deposit products. While average deposits grew by $6.3 million during 2006, this increase was insufficient to keep pace with loan growth which necessitated an increase in borrowed funds. The borrowed funds are represented as FHLB advances on the balance sheet and at $10.5 million on average have increased by $4.3 million over 2005 borrowings. The cost of the borrowed funds at 4.74% represents an increase from 2005 at 3.44%. The rate on the $3.6 million in subordinated debentures is tied to the 3 month LIBOR rate and has increased from 5.16% in 2004 to 7.14% in 2005 and ending at 8.66% in 2006. The cost of total interest-bearing liabilities increased 95 basis points to 2.96% from 2.01% in 2006 after having increased by 62 basis points from 1.39% in 2005. While the cost of funding liabilities has increased, at 2.96%, the Company’s funding expense is within expected results.

The average national prime rate was approximately 7.96% in 2006 and 6.19% in 2005. During a year of continued interest rate increases, the Company saw its net interest spread fall to 3.67% in 2006 from 3.72% in 2005 after having fallen by 5 basis points from 3.77% in 2004. Net interest spread is defined as the yield on total interest-earning assets minus the rate on total interest-bearing liabilities. The Company maintained the ratio of average earning assets to average interest-bearing liabilities relatively stable for 2006, 2005 and 2004 respectively.

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

The allowance for loan losses was $1.5 million, representing 0.77% of total loans, as of December 31, 2006, compared to an allowance of $1.4 million or 0.71% of total loans at year-end 2005 and $1.4 million or 0.83% of total loans at year-end 2004.

One measurement used by management in assessing the risk inherent in the loan portfolio is the level of nonperforming loans. Nonperforming loans are comprised of non-accrual loans and other loans 90 days or more past due. Nonperforming loans and other assets were as follows at year end.

NON-PERFORMING ASSETS

	2006	2005	2004	2003	2002
Non-accrual loans	$25	$115	$21	$727	$2,925
Other loans 90 days past due	645	752	1,168	1,905	—

Total nonperforming loans	670	867	1,189	2,632	2,925
Other real estate	—	—	—	711	82

Total nonperforming assets	$670	$867	$1,189	$3,343	$3,007

Nonperforming loans to total loans	0.34%	0.45%	0.72%	1.75%	2.04%
Allowance for loan losses
To nonperforming loans	231.19%	159.28%	114.97%	63.68%	60.07%
Total nonperforming assets
To total stockholders’ equity	3.25%	4.70%	7.11%	22.66%	23.07%
Total nonperforming assets
To total assets	0.25%	0.32%	0.50%	1.43%	1.48%

The provision for loan losses in 2006 totaled $165,000, which represents a $100,000 decrease from the amount provided for in 2005. This reduction is the result of management’s fourth quarter calculation, which reflected an appropriate amount of loan loss provision after adjusting the allowance by $150,000. Levels of nonperforming loans are considered manageable at year end 2006. Total nonperforming loans as a percentage of total loans has fallen steadily over the past three years. From a high of 1.75% this ratio ended at 0.35% in 2006. Based on its analysis of the loan portfolio risks discussed above, including historical loss experience and levels of nonperforming loans, management believes that the allowance for loan losses is adequate at December 31, 2006 to cover any potential losses.

Net charge-offs for the year ended December 31, 2006 totaled a positive $3,000. This is significant improvement from previous years. Net charges-offs for 2005 and 2004 total $251,000 and $359,000, respectively. The previous years charge-offs was in part, due to deteriorating economic conditions and the effect that has upon smaller businesses within the marketplace. In response to the identified weaknesses in both the process and customer base, management formed a credit quality committee in 2002 charged with monitoring problem credits and directing their resolution. The committee has been successful in identifying existing problem credits. This committee meets on a monthly basis to monitor troubled credits. The management of the Company is confident that any past problems which resulted from weaknesses in process have been identified and addressed.

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

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans may be collectively evaluated for impairment.

Assets acquired through or instead of loan foreclosure such as other real estate are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

The following table details the component changes in the Company’s allowance for loan losses for each of the past five years:

	Amount as of December 31,
	2006	2005	2004	2003	2002
Net Total Loans at Year-end	$199,820	$192,663	$165,056	$149,037	$143,307
Average daily balances for loans for the year	197,410	178,373	158,568	140,452	140,578

Allowance for loan losses at beginning of period	$1,381	$1,367	$1,676	$1,757	$1,140

Loan charge-offs during the period
Commercial	(20)	(200)	(365)	(100)	(860)
Real Estate	0	(53)	(46)	0	(55)
Consumer	0	(18)	(73)	(16)	(19)

Total Charge-offs	(20)	(271)	(484)	(116)	(934)

Loan recoveries during the period
Commercial	23	7	108	3	4
Real Estate	0	0	0	0	0
Consumer	0	13	17	2	3

Total recoveries	23	20	125	5	7

Net recoveries (charge-offs)	3	(251)	(359)	(111)	(927)

Provision charged to expense	165	265	50	30	1,544

Allowance for loan losses at end of period	$1,549	$1,381	$1,367	$1,676	$1,757

Ratio of net recoveries/(charge-offs) during the period to average loans outstanding	0.002%	0.14%	0.23%	0.08%	0.65%

Allowance for loan losses to loans outstanding at year - end	0.78%	0.71%	0.83%	1.18%	1.23%

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

Presented below is an analysis of the composition of the allowance for loan losses and percent of loans in each category to total loans:

	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
Balance at December 31:
Commercial and industrial [1]	$658	13.1%	$925	13.6%	$1,066	21.6%
Real estate mortgage [2]	802	86.0	371	85.1	200	77.2
Individuals’ loans for household and other personal expenditures, including other loans	39	0.9	62	1.3	48	1.2
Unallocated	50		23		53

Totals	$1,549	100.0%	$1,381	100.0%	$1,367	100.0%

(1)	Category also includes lease financing, loans to financial institutions, tax-exempt loans, agricultural production financing and other loans to farmers and construction real estate loans.
(2)	Category includes for commercial and farmland and residential real estate loans.

LOAN CONCENTRATION

At December 31, 2006, the Company did not have any concentration of loans exceeding 10 percent of total loans which are otherwise not disclosed. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

NONINTEREST INCOME

Noninterest income consists primarily of service charges on customer deposit accounts, mortgage loan origination fees, and other service charges and fees. Total noninterest income for 2006 decreased $29,000, or 2.2%, over the prior year. Noninterest income of $1,290,000 in 2006 represents 13.3% of revenues, net of interest expense, compared to 14.1% in 2005 and 13.5% in 2004. The decrease in 2006 reverses the increase in noninterest income experienced in 2005 of $128,000 from the previous year. The majority of the decrease in noninterest income resulted from the income earned on mortgage origination fees. This income totaled $170,000 for 2006 compared to $218,000 and $243,000 in 2005 and 2004, respectively. The decrease in these fees is largely attributed to rising interest rates, which caused a reduced number of mortgage loans originated for other investors. This decrease was partially offset by an increase in debit card transaction fees of approximately $15,000. Service charge income continued to decline ending at $509,000 down from $517,000 in 2005 and $537,000 in 2004. The continued decline has been precipitated by the intensified competition and the prevalence of a tendency towards offering service charge free accounts within the Company’s market.

NONINTEREST EXPENSE

Noninterest expense consists of compensation, occupancy and equipment expense, data processing and other costs such as advertising and professional fees. Total noninterest expense of $7,754,000 in 2006 represents an increase of $296,000, or 4.0%, over 2005. This increase comes on top of an increase of $829,000, or 12.5%, from 2004 to 2005. A major reason for the increase in noninterest expense during 2006 has been attributed to realizing the costs associated with the opening of the County Farm facility along with the operating costs thereafter for an entire year. The facility opened in late March of 2005. This as well as other significant factors contributing to the expense increase are discussed below.

Salaries and employee benefits, which represent the largest component of noninterest expense, were $4,354,000 and $4,154,000 in 2006 and 2005, respectively. Of the $200,000 in additional expense, total salaries accounted for $80,000, or 40.0%, of the increase with increased group health insurance costs accounting for an additional $120,000, or 60.0%. The Company had 70 and 65 full-time equivalent employees at December 31, 2006 and 2005, respectively. Other factors affecting increased compensation costs in 2006 were inflation and merit pay increases, recruitment expense, and rising health insurance costs.

Occupancy expense increased by $94,000, or 24.3%, in 2006 after increasing by $86,000 in 2005. The 2006 results included a full twelve months of costs associated with the County Farm office, which opened in March 2005. Similarly, equipment expense was higher by $11,000, or 2.4%. In 2005 the increase was also attributed to the opening and equipping the County Farm branch location.

In other areas, data processing costs showed a slight increase to $606,000 from $600,000 in 2006 and 2005, respectively. The increase in data processing reflects rising costs due to increased volume in deposit and loan accounts and also the Company’s continued commitment to keep pace with technology. The Company’s core processing contract was renegotiated during 2005 for a seven year term and will result in some cost savings over the life of the agreement as well as provide the Company with new services to improve efficiency and to provide a higher level of service delivery to its client base. The cost associated with consumer and business internet banking also is included in this expense category. Advertising and marketing costs decreased $34,000, or 8.2%, in 2006 after increasing $145,000, or 54.1%, to $413,000 for 2005. The increased cost in 2005 was associated with advertising expenses for the County Farm grand opening as well as an increased marketing effort designed to attract new deposits.

INCOME TAXES

Income tax expense increased by $31,000, or 3.5%, in 2006 after decreasing by $186,000, or 17.3%, in 2005. Income tax expense was 29.6%, 30.4% and 31.9% of pre-tax income in 2006, 2005 and 2004, respectively. The lower effective tax rate in 2005 compared to 2004 is partially attributable to the tax-free earnings on the Company’s BOLI investment.

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

Management expects ongoing operating activities to continue to be a primary source of cash flows for the Company. For example, cash flows from operating activities exceeded accrual basis net income by $241,000 in 2006 and by $773,000 in 2005. In addition, the Bank maintains open lines of credit for federal funds purchased, and secured borrowing facilities at the Federal Home Loan Bank of Chicago, Marshall & Isley Bank (M&I), and US Bank. Management is confident that the Bank has adequate liquidity for normal banking activities.

A primary investing activity of the Company is the origination of loans. Loans made to customers, net of principal collections, were $7.3 million in 2006, $27.9 million in 2005 and $16.1 million in 2004. The Company’s strongest loan growth was in the construction lending sector with the loans in this category increasing by $4.9 million. Total Consumer Loans including residential mortgages and Home Equity grew by $646,000 over the same period.

Deposits grew by $5.0 million, $18.3 million and decreased by $1.4 million in 2006, 2005 and 2004, respectively. Despite intense competition for deposits from the many financial institutions in the Company’s market area, the Company has been successful in attracting sufficient deposits to provide for the majority of its funding needs. However, funding through retail deposits continues to grow more challenging as well as more expensive than in past years.

During 2006, the Company took out an additional $2.0 million in fixed rate advance with the Federal Home Loan Bank of Chicago bringing the total FHLB borrowings to $10.5 million. The advances were taken to provide for immediate funding needs as well as for future loan growth.

DIVIDENDS

It has been a policy of the Company to pay only small to moderate dividends so as to retain earnings to support growth. Dividends for 2006 were $227,000 or 10.38% of net income. In 2005, dividends of $136,000 represented 6.70% of earnings. Dividends are paid quarterly.

CONTRACTUAL OBLIGATIONS

The following tables disclose contractual obligations and commercial commitments of the Company as of December 31, 2006:

	2007	2008	2009	2010	2011	2012 and after	Total
Federal Home Loan Bank
Advances	$4,000	$2,500	$4,000	—	—	—	$10,500
Subordinated debentures	—	—	—	—	—	3,609	3,609
Data Processing[1,2]	504	523	541	561	581	601	3,311

Total	$4,504	$3,023	$4,541	$561	$581	$4,210	$17,420

(1)	Estimated contract amount based on transaction volume. Actual expense was $444,000 and $500,000 in 2006 and 2005, respectively.
(2)	Contract expires September 30, 2012.

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

FORWARD-LOOKING STATEMENTS

Community Financial Shares, Inc. (“Company”) from time to time includes forward-looking statements in its oral and written communication. The Company may include forward-looking statements in filings with the Securities and Exchange Commission, such as this Form 10-K and Form 10-QS, in other written materials and in oral statements made by senior management to analysts, investors, representatives of the media and others. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and the Company is including this statement for purposes of these safe harbor provisions. Forward-looking statements can often be identified by the use of words like “estimate,” “project,” “intend,” “anticipate,” “expect” and similar expressions. These forward-looking statements include:

o	statements of the Company’s goals, intentions and expectations;

o	statements regarding the Company’s business plan and growth strategies;

o	statements regarding the asset quality of the Company’s loan and investment portfolios; and

o	estimates of the Company’s risks and future costs and benefits.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors which could affect the actual outcome of future events;

o	fluctuations in market rates of interest and loan and deposit pricing, which could negatively affect the Company’s net interest margin, asset valuations and expense expectations;

o	adverse changes in the economy, which might affect the Company’s business prospects and could cause credit-related losses and expenses;

o	competitive factors in the banking industry, such as the trends towards consolidation in the Company’s market; and

o	changes in the banking legislation or the regulatory requirements of federal and state agencies applicable to bank holding companies and banks like the Company’s affiliate banks.

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

ACCOUNTING MATTERS

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (SFAS No. 156), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write–downs. SFAS No. 156 is effective for the Company beginning January 1, 2007. We have evaluated the requirements of SFAS No. 156 and determined that it will not have a material effect on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting standards, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect that the adoption of SFAS No. 157 will have a material impact on our financial condition or results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (Interpretation No. 48). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes in financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective for the Company beginning January 1, 2007. We have evaluated the requirements of Interpretation No. 48 and determined that it will not have a material effect on our financial condition or results of operations.

In September 2006, the SEC Staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 will require registrants to quantify misstatements using both the balance sheet and income–statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, SAB No. 108 allows registrants to record that effect as a cumulative effect adjustment to beginning retained earnings. The requirements are effective for the Company beginning January 1, 2007. We have evaluated the requirements of SAB No. 108 and determined that it will not have a material effect on our financial condition or results of operations.

In September 2006, the Emerging Issues Task Force Issue 06–4 (EITF 06-4), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split–Dollar Life Insurance Arrangements, was ratified. EITF 06-4 addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying EITF 06-4 must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. For calendar year companies, EITF 06-4 is effective beginning January 1, 2008. Early adoption is permitted as of January 1, 2007. We do not expect the adoption of EITF 06-4 to have a material effect on our consolidated financial statements.

ITEM 7A.	- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company monitors and manages risks associated with changes in interest rates and mismatched asset and deposit maturities. Significant changes in rates can adversely affect net interest income, market value of securities, and the economic value of equity. Based on the Company’s current simulation model, the following schedule indicates the estimated effects of an immediate upward rate shift of 100, 200 and 300 basis points as of December 31, 2006:

	100 Basis Point Rate Shift Up	200 Basis Point Rate Shift Up	300 Basis Point Rate Shift Up
Net interest income	+3.9%	+7.8%	+11.7%
Market value of securities	-4.4%	-8.4%	-12.1%

Based on the Company’s current simulation model, the following schedule indicates the estimated effects of an immediate downward rate shift of 100, 200, 300 basis points as of December 31, 2006:

	100 Basis Point Rate Shift Down	200 Basis Point Rate Shift Down	300 Basis Point Rate Shift Down
Net interest income	-0.9%	-3.7%	-7.2%
Market value of securities	+4.3%	+9.0%	+14.0%

All measures of interest rate risk are within policy guidelines.

ITEM 8.	- FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Community Financial Shares, Inc.

Glen Ellyn, Illinois

We have audited the accompanying consolidated balance sheets of Community Financial Shares, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Financial Shares, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Indianapolis, Indiana

March 27, 2007

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

(Dollars in thousands)

	2006	2005
ASSETS
Cash and due from banks	$6,532	$7,494
Interest bearing deposits	2,097	300
Federal funds sold	2,000	—

Cash and cash equivalents	10,629	7,794

Securities available for sale	34,924	37,888
Loans, less allowance for loan losses of $1,549 and $1,381	199,820	192,663
Federal Home Loan Bank stock	5,398	10,742
Premises and equipment, net	13,544	11,559
Cash value of life insurance	5,462	5,240
Interest receivable and other assets	1,964	1,643

Total assets	$271,741	$267,529

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$234,725	$229,704
Federal Home Loan Bank advances	10,500	8,500
Federal funds purchased	—	5,000
Subordinated debentures	3,609	3,609
Interest payable and other liabilities	2,306	2,247

Total liabilities	251,140	249,060

Stockholders’ equity
Common stock - no par value, 5,000,000 and 1,800,000 shares authorized; 1,375,228 and 1,371,078 issued and outstanding	—	—
Paid-in capital	8,231	8,148
Retained earnings	12,361	10,402
Accumulated other comprehensive income (loss)	9	(81)

Total stockholders’ equity	20,601	18,469

Total liabilities and stockholders’ equity	$271,741	$267,529

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2006, 2005 and 2004

(Dollars in thousands, except per share data)

	2006	2005	2004
Interest income
Loans	$14,429	$11,394	$9,170
Securities
Taxable	731	930	1,045
Exempt from federal income tax	618	518	445
Federal funds sold	34	75	30
Federal Home Loan Bank dividends and other	335	574	810

Total interest income	16,147	13,491	11,500

Interest expense
Deposits	5,544	3,658	2,345
Federal Home Loan Bank advances and other borrowed funds	557	261	122
Subordinated debentures	313	250	181

Total interest expense	6,414	4,169	2,648

Net interest income	9,733	9,322	8,852
Provision for loan losses	165	265	50

Net interest income after provision for loan losses	9,568	9,057	8,802

Noninterest income
Service charges on deposit accounts	509	517	537
Mortgage origination fees	170	218	243
Other service charges and fees	608	583	378
Gain on sale of fixed assets	3	1	—
Gain on sale of securities	—	—	33

Total noninterest income	1,290	1,319	1,191

Noninterest expense
Salaries and employee benefits	4,354	4,154	3,723
Net occupancy expense	481	387	301
Equipment expense	472	461	398
Data processing	606	600	562
Advertising and marketing	379	413	268
Professional fees	326	335	310
Other operating expenses	1,136	1,108	1,067

Total noninterest expense	7,754	7,458	6,629

Income before income taxes	3,104	2,918	3,364
Income tax expense	918	887	1,073

Net income	$2,186	$2,031	$2,291

Earnings per share
Basic	$1.59	$1.49	$1.68
Diluted	1.59	1.48	1.67

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2006, 2005 and 2004

(Dollars in thousands, except share data)

	Number Of Common Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2004	1,365,608	$8,131	$6,346	$278	$14,755

Comprehensive income
Net income	—	—	2,291	—	2,291
Change in unrealized gain on securities available for sale, net of tax of $105	—	—	—	(165)	(165)

Total comprehensive Income					2,126

Cash dividends ($.010 per share)	—	—	(130)	—	(130)
Purchase of stock	(2,460)	(48)	—	—	(48)
Exercise of stock options, net of tax	2,990	20	—	—	20

Balance at December 31, 2004	1,366,138	8,103	8,507	113	16,723

Comprehensive income
Net income	—	—	2,031	—	2,031
Change in unrealized gain on securities available for sale, net of tax of $123	—	—	—	(194)	(194)

Total comprehensive Income					1,837

Cash dividends ($.10 per share)			(136)		(136)
Exercise of stock options, net of tax	4,940	45	—	—	45

Balance at December 31, 2005	1,371,078	8,148	10,402	(81)	18,469

Comprehensive income
Net income	—	—	2,186	—	2,186
Change in unrealized gain on securities available for sale, net of tax of $5	—	—	—	90	90

Total comprehensive Income					2,276

Cash dividends ($.165 per share)	—	—	(227)	—	(227)
Tax benefit of stock options exercised		20			20
Amortization of stock option compensation		13			13
Exercise of stock options, net of tax	4,150	50	—	—	50

Balance at December 31, 2006	1,375,228	8,231	12,361	9	20,601

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2006, 2005 and 2004

(Dollars in thousands)

	2006	2005	2004
Cash flows from operating activities
Net income	$2,186	$2,031	$2,291
Adjustments to reconcile net income to net cash provided by operating activities
Amortization on securities, net	123	181	307
Federal Home Loan Bank stock dividends	—	(510)	(599)
Depreciation	482	382	300
Provision for loan losses	165	265	50
Gain on sale of securities	—	—	(33)
Gain on sale of other real estate owned	—	—	(72)
Deferred income taxes	(427)	167	384
Compensation cost of stock options	13	—	—
Change in cash value of life insurance	(223)	(234)	—
Change in interest receivable and other assets	(321)	7	(32)
Change in interest payable and other liabilities	429	515	513

Net cash provided by operating activities	2,427	2,804	3,109

Cash flows from investing activities
Purchases of securities available for sale	(7,144)	(5,118)	(8,712)
Maturities and calls of securities available for sale	10,133	7,440	16,522
Proceeds from sales of securities available for sale	—	—	5,530
Net increase in loans	(7,322)	(27,872)	(16,069)
Purchase of life insurance	—	—	(5,006)
Proceeds from sales of other real estate owned	—	—	360
Federal Home Loan Bank stock redemptions	5,344	—	—
Premises and equipment expenditures, net	(2,467)	(3,709)	(1,488)

Net cash used in investing activities	(1,456)	(29,259)	(8,863)

Cash flows from financing activities
Change in
Non-interest bearing and interest bearing demand deposits and savings	(17,391)	(24,441)	(3,859)
Certificates and other time deposits	22,412	42,772	2,454
Short-term borrowings	(5,000)	5,000	(125)
Proceeds from Federal Home Loan Bank advances	2,000	2,500	6,000
Repayment of FHLB advances	—	—	(2,000)
Purchase of stock	—	—	(48)
Exercise of stock options	50	45	20
Tax benefit of stock options exercised	20	—	—
Dividends paid	(227)	(136)	(130)

Net cash provided by financing activities	1,864	25,740	2,312

Net change in cash and cash equivalents	2,835	(715)	(3,442)
Cash and cash equivalents at beginning of year	7,794	8,509	11,951

Cash and cash equivalents at end of year	$10,629	$7,794	$8,509

Supplemental disclosures
Interest paid	$6,035	$3,977	$2,637
Income taxes paid	1,105	396	697

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements include Community Financial Shares, Inc. (the Holding Company) and its wholly owned subsidiary, Community Bank—Wheaton/Glen Ellyn (the Bank) together referred to herein as the Company.

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

Stock Compensation: At December 31, 2006, the Company has a stock-based employee compensation plan, which is described more fully in Note 14. Prior to 2006, the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, in 2005, no stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock at the grant date.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. The Company selected the modified prospective application. Accordingly, after January 1, 2005, the Company began expensing the fair value of stock options granted, modified, repurchased or cancelled.

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

Earnings Per Share: Basic earnings per share is net income divided by the weighted average number of shares outstanding during the year. Diluted earnings per share include the dilutive effect of additional potential shares issuable under stock options.

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

Cash on hand or on deposit with the Federal Reserve Bank of $2,211,000 was required to meet regulatory reserve and clearing requirements at year-end 2006.

NOTE 3 - SECURITIES AVAILABLE FOR SALE

The fair value of securities available for sale at year end is as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2006
U. S. government agencies	$10,631	$—	$(84)
States and political subdivisions	14,347	288	(49)
Mortgage-backed	9,316	14	(164)
SBA guaranteed	630	10	—

	$34,924	$312	$(297)

2005
U. S. government agencies	$9,338	$—	$(162)
States and political subdivisions	15,057	346	(55)
Mortgage-backed	12,521	11	(288)
SBA guaranteed	972	16	—

	$37,888	$373	$(505)

Securities classified as U. S. government agencies include notes issued by government-sponsored enterprises such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank. The SBA-guaranteed securities are pools of the loans guaranteed by the Small Business Administration.

The fair values of securities available for sale at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$1,797	$1,793
Due after one year through five years	6,511	6,458
Due after five years through ten years	8,756	8,827
Due after ten years	7,759	7,900
Mortgage-backed	9,467	9,316
SBA guaranteed	619	630

	$34,909	$34,924

Securities with a carrying value of approximately $14,972,000 and $10,974,000 at December 31, 2006 and 2005 were pledged to secure public deposits, Federal Home Loan Bank advances and for other purposes as required or permitted by law.

Sales of securities were as follows:

	2006	2005	2004
Proceeds	$—	$—	$5,530
Gross gains	—	—	33
Gross losses	—	—	—
Tax expense	—	—	13

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2006 and 2005 was $18,931,000 and $25,795,000, which is approximately 54 and 68 percent of the Company’s investment portfolio. These declines primarily resulted from increases in market interest rates.

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

The following tables shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 and 2005:

	Less than 12 Months		12 Months or More		Total
2006 Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. government agencies	$2,770	$(5)	$5,863	$(79)	$8,633	$(84)
State and political subdivisions	363	(3)	2,746	(46)	3,109	(49)
Mortgage-backed securities	200	(1)	6,989	(163)	7,189	(164)

Total temporarily impaired securities	$3,333	$(9)	$15,598	$(288)	$18,931	$(297)

	Less than 12 Months		12 Months or More		Total
2005 Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. government agencies	$2,434	$(39)	$6,904	$(123)	$9,338	$(162)
State and political subdivisions	4,646	(39)	891	(16)	5,537	(55)
Mortgage-backed securities	731	(13)	10,189	(275)	10,920	(288)

Total temporarily impaired securities	$7,811	$(91)	$17,984	$(414)	$25,795	$(505)

NOTE 4 - LOANS

The Company has a geographic concentration of loan and deposit customers within the Chicagoland area. Most of the loans are secured by specific items of collateral including commercial and residential real estate and other business and consumer assets. Commercial loans are expected to be repaid from cash flow from operations of businesses.

Loans consisted of the following at December 31:

	2006	2005
Real estate
Commercial	$85,598	$83,744
Construction	27,903	23,020
Residential	21,526	23,007
Home equity	38,132	35,413

Total real estate loans	173,159	165,184
Commercial	26,318	26,334
Consumer	1,876	2,576

Total loans	201,353	194,094
Deferred loan costs, net	16	(50)
Allowance for loan losses	(1,549)	(1,381)

Loans, net	$199,820	$192,663

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

The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2006	$2,222
New loans including renewals	21
Payments, etc., including renewals	(579)

Balances, December 31, 2006	$1,664

Activity in the allowance for loan losses is summarized below:

	2006	2005	2004
Balance at beginning of year	$1,381	$1,367	$1,676
Provision for loan losses	165	265	50
Charge-offs	(20)	(271)	(484)
Recoveries	23	20	125

Balance at end of year	$1,549	$1,381	$1,367

Impaired loans were not material in 2006 or 2005. Interest income recognized on impaired loans in 2006, 2005 and 2004 was not material.

Nonperforming loans were as follows:

	2006	2005	2004
Loans past due over 90 days still on accrual	$645	$752	$1,168
Nonaccrual loans	25	115	21

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at year end:

	2006	2005
Land	$4,028	$2,602
Building	9,187	6,606
Construction in progress	217	2,083
Furniture and equipment	2,046	1,897

Total cost	15,478	13,188
Accumulated depreciation	(1,934)	(1,629)

Net book value	$13,544	$11,559

At December 31, 2006, the Company’s estimated costs to complete construction of the fourth branch location totaled approximately $2.3 million.

NOTE 6 - DEPOSITS

	2006	2005
Non-interest bearing DDA	$29,186	$32,202
NOW	37,579	37,484
Money market	33,954	43,787
Regular savings	27,490	32,127
Certificates and time deposits, $100,000 and over	33,515	26,256
Other certificates and time deposits	73,001	57,848

Total deposits	$234,725	$229,704

At December 31, 2006, scheduled maturities of certificates of deposits are as follows:

2007	$97,293
2008	5,811
2009	1,979
2010	828
2011	605

$106,510

NOTE 7 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank of Chicago totaled $10,500,000 and $8,500,000 at December 31, 2006 and 2005. Advances, at interest rates from 3.33 to 5.44 percent, are subject to restrictions or penalties in the event of prepayment.

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

At December 31, 2006, scheduled maturities of advances are as follows:

2007	$4,000
2008	2,500
2009	4,000

$10,500

NOTE 8 - ISSUANCE OF SUBORDINATED DEBENTURES

In June 2002, the Company formed Trust I, a statutory business trust formed under the laws of the state of Connecticut. In June 2002, Trust I issued variable rate preferred securities with an aggregate liquidation amount of $3,500,000 ($1,000 per preferred security) to a third-party investor. The Company then issued variable rate junior subordinated debentures aggregating $3,609,000 to Trust I. The junior subordinated debentures are the sole assets of Trust I. The junior subordinated debentures and the preferred securities pay interest and dividends, respectively, on a quarterly basis. These junior subordinated debentures pay interest at a fixed rate of 5.336% through September 26, 2002 and a variable rate thereafter based on the 3-month LIBOR plus 3.45%. The interest rate at December 31, 2006 and 2005 was 8.82% and 7.97%, respectively. Until June 26, 2007, the interest will not exceed 11.95%. The debentures will mature on

June 26, 2032, at which time the preferred securities must be redeemed. In addition, the Company may redeem the preferred securities in whole or part, beginning July 26, 2007 at a redemption price of $1,000 per preferred security.

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

	Capital to Risk Weighted Assets		Tier 1 Capital to Average Assets
	Total	Tier 1
Well capitalized	10%	6%	5%
Adequately capitalized	8	4	4
Undercapitalized	6	3	3

The actual capital levels and minimum required levels for the Company and the Bank were as follows at December 31:

	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2006
Total capital (to risk-weighted assets)
Consolidated	$25,641	12.0%	$17,133	8.0%		N/A
Bank	24,392	11.4	17,115	8.0	$21,394	10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	24,092	11.2	8,566	4.0		N/A
Bank	22,843	10.7	8,557	4.0	12,836	6.0
Tier 1 capital (to average assets)
Consolidated	24,092	8.9	10,870	4.0		N/A
Bank	22,843	8.5	10,776	4.0	13,470	5.0

2005
Total capital (to risk-weighted assets)
Consolidated	$23,413	11.7%	$16,035	8.0%		N/A
Bank	22,390	11.2	16,021	8.0	$20,026	10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	22,032	11.0	8,017	4.0		N/A
Bank	21,009	10.5	8,010	4.0	12,016	6.0
Tier 1 capital (to average assets)
Consolidated	22,032	7.8	11,347	4.0		N/A
Bank	21,009	8.0	10,471	4.0	13,089	5.0

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits (as defined) for the current year plus the previous year. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. Total stockholder’s equity of the Bank at December 31, 2006 was $22,853,000, of which $19,079,000 was restricted from dividend distribution to the Company.

At December 31, 2006, the Bank was categorized by its regulators as well capitalized in accordance with the regulatory criteria discussed above. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

NOTE 10 - STOCK SPLIT

The Company declared a 2 for 1 stock split on December 27, 2006. Accordingly all share and per share data have been restated to reflect the stock split for all years presented.

NOTE 11 - RETIREMENT PLANS

The Company maintains a profit sharing/401(k) plan, which covers substantially all employees. Employees may make contributions to the plan. Employer contributions to the plan are determined at the discretion of the Board of Directors. Annual employer contributions are charged to expense. Profit sharing/401(k) expense was $251,000, $228,000 and $253,000 in 2006, 2005 and 2004.

The Company also maintains a nonqualified retirement program for directors. Expense for the directors’ retirement program was $41,000, $35,000 and $33,000 in 2006, 2005 and 2004.

Under agreements with the Company, certain members of the Board of Directors have elected to defer their directors’ fees. The cumulative amount of deferred directors’ fees (included in other liabilities on the Company’s balance sheet) was $601,000 and $487,000 at December 31, 2006 and 2005. The liabilities for the nonqualified retirement program for directors and for directors’ deferred fees are not secured by any assets of the Company. Deferred directors’ fees accounts are credited with interest at 5 percent.

NOTE 12 - INCOME TAXES

Income tax expense consists of the following:

	2006	2005	2004
Currently payable tax
Federal	$1,036	$559	$541
State	309	161	148
Deferred tax	(427)	167	384

Income tax expense	$918	$887	$1,073

Income tax expense differs from federal statutory rates applied to financial statement income due to the following:

	2006	2005	2004
Federal rate of 34 percent	$1,055	$992	$1,144
Add (subtract) effect of
Tax-exempt income, net of nondeductible interest expense	(188)	(163)	(144)
State income tax, net of federal benefit	152	128	146
Cash value of life insurance	(75)	(79)	—
Other items, net	(26)	9	(73)

Income tax expense	$918	$887	$1,073

Year end deferred tax assets and liabilities were due to the following:

	2006	2005	2004
Deferred tax assets
Allowance for loan losses	$470	$415	$426
Deferred compensation	346	280	239
Net unrealized losses on securities available for sale	—	51	—
Other	17	38	32

Total	833	784	697

Deferred tax liabilities
Accumulated depreciation	(288)	(172)	(180)
Deferred loan fees and costs, net	(33)	(24)	(24)
Prepaid expenses	(100)	(40)	(40)
Federal Home Loan Bank stock dividends	(522)	(1,038)	(827)
Net unrealized gains on securities available for sale	(6)	—	(72)
Other	(7)	(3)	(3)

Total	(956)	(1,277)	(1,146)

Net deferred tax liabilities	$(123)	$(493)	$(449)

NOTE 13 - EARNINGS PER SHARE

The factors used in the earnings per common share computation follow:

	2006	2005	2004
Basic
Net income	$2,186	$2,031	$2,291

Weighted-average common shares outstanding	1,373,205	1,367,114	1,364,004

Basic earnings per share	$1.59	$1.49	$1.68

Diluted
Net income	$2,186	$2,031	$2,291

Weighted-average common shares outstanding for basic earnings per share	1,373,205	1,367,114	1,364,004
Add dilutive effects of assumed exercise of stock options	5,382	6,465	8,358

Average shares and dilutive potential common shares	1,378,587	1,373,579	1,372,362

Diluted earnings per share	$1.59	$1.48	$1.67

NOTE 14 - STOCK OPTIONS

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

The Plan was amended at the November 29, 2006 Special Meeting of Stockholders. The number of shares reserved for issuance under the Plan was increased to 100,000.

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model that uses the assumptions in the following table. Expected volatility is based on the historical volatility of the Company’s stock. The expected term of options granted represents the average period of time that options are expected to be outstanding. The risk-free rate for the options granted is based on the U.S. Treasury rate for a similar term as the average expected term of the option.

A summary of the activity in the Plan follows:

	2006	2005	2004
Expected volatility	11.22% - 11.44%	11.45%	1.00%
Weighted-average volatility	11.28%	11.45%	1.00%
Expected dividends	.44% - .52%	.44%	.47%
Expected term (in years)	5	5	5
Risk-free rate	4.28% - 5.19%	3.73%	3.78%

A summary of option activity under the Plan as of December 31, 2006 and 2005, and changes during the years then ended, is presented below:

	2006
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	40,950	$16.84
Granted	8,600	23.45
Exercised	(4,150)	12.14
Forfeited or expired	(3,650)	18.08

Outstanding, end of year	41,750	$18.50	6.0	$218,195

Exercisable, end of year	6,470	$14.96	5.0	$56,555

The weighted-average grant-date fair value of options granted during the years 2006, 2005 and 2004 was $4.96, $4.20 and $2.75, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004, was $46,300, $69,900 and $42,300, respectively.

As of December 31, 2006, there was $129,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of six years.

During 2006, the Company recognized approximately $13,000 of share-based compensation expense and approximately $4,000 of tax benefit related to the share based compensation expense.

NOTE 15 - OFF-BALANCE-SHEET ACTIVITIES

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end.

	2006	2005
Financial standby letters of credit	$325	$150
Commitments to originate loans	40,683	5,054
Unused lines of credit and letters of credit	38,466	57,247
Performance standby letters of credit	3,274	618

NOTE 16 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of financial instruments at year end are as follows:

	2006		2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$10,629	$10,629	$7,794	$7,794
Securities available for sale	34,924	34,924	37,888	37,888
Loans receivable, net	199,820	200,109	192,663	191,257
Federal Home Loan Bank stock	5,398	5,398	10,742	10,742
Interest receivable	1,320	1,320	1,381	1,381

Financial liabilities
Deposits	234,725	234,780	229,704	229,593
Federal Home Loan Bank advances	10,500	10,511	8,500	8,462
Subordinated debentures	3,609	3,609	3,609	3,609
Interest payable	761	761	362	362

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, interest receivable and payable, deposits due on demand, variable rate loans, and subordinated debentures. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans and time deposits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. The fair value of fixed rate Federal Home Loan Bank advances is based on current rates for similar financing. The fair value of off-balance-sheet items, which is based on the current fees or cost that would be charged to enter into or terminate such arrangements, is immaterial.

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

NOTE 17 - CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	December 31,
	2006	2005
Assets
Cash on deposit with the Bank	$901	$658
Investment in common stock of the Bank	22,853	20,928
Other assets	463	498

Total assets	$24,217	$22,084

Liabilities
Long-term debt	$3,609	$3,609
Other liabilities	7	6

Total liabilities	3,616	3,615

Stockholders’ Equity	20,601	18,469

Total liabilities and stockholders’ equity	$24,217	$22,084

Condensed Statements of Income

	Years Ending December 31,
	2006	2005	2004
Income	$654	$291	$10

Expenses
Interest expense	313	250	180
Other expenses	123	68	43

Total expenses	436	318	223

Loss Before Income Tax and Equity in Undistributed Income of the Bank	218	(27)	(213)

Income Tax Benefit	(133)	(119)	(83)

Income/(Loss) Before Equity in Undistributed Income of the Bank	351	92	(130)

Equity in Undistributed Income of the Bank	1,835	1,939	2,421

Net Income	$2,186	$2,031	$2,291

Condensed Statements of Cash Flows

	Years Ending December 31,
	2006	2005	2004
Operating Activities
Net income	$2,186	$2,031	$2,291
Equity in undistributed income of the Bank	(1,835)	(1,939)	(2,421)
Compensation cost of stock options	13	—	—
Other changes	36	(111)	(77)

Net cash used in by operating activities	400	(19)	(207)

Financing Activities
Purchase of stock	—	—	(48)
Exercise of stock options	50	45	20
Tax benefit of stock options exercised	20	—	—
Dividends paid	(227)	(136)	(130)

Net cash used in financing activities	(157)	(91)	(158)

Net Change in Cash on Deposit With the Bank	243	(110)	(365)

Cash on Deposit With the Bank at Beginning of Year	658	768	1,133

Cash on Deposit With the Bank at End of Year	$901	$658	$768

NOTE 18 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain quarterly results for the years ended December 31, 2006 and 2005:

			Net	Provision	Securities
	Interest	Interest	Interest	for Loan	Gains	Net	Earnings Per Share
Quarter Ended	Income	Expense	Income	Losses	(Losses)	Income	Basic	Diluted
2006
March	$3,829	$1,438	$2,391	$135	$—	$462	$0.33	$0.33
June	4,060	1,565	2,495	135	—	547	0.40	0.40
September	4,095	1,631	2,464	45	—	572	0.42	0.42
December	4,163	1,780	2,383	(150)	—	605	0.44	0.44

	$16,147	$6,414	$9,733	$165	$—	$2,186	$1.59	$1.59

2005
March	$3,020	$777	$2,243	$—	$—	$575	$0.42	$0.42
June	3,279	1,010	2,269	20	—	412	0.30	0.30
September	3,522	1,145	2,377	150	—	522	0.38	0.38
December	3,670	1,237	2,433	95	—	522	0.39	0.38

	$13,491	$4,169	$9,322	$265	$—	$2,031	$1.49	$1.48

ITEM 9.	- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	- CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 (e) promulgated under the Exchange Act) as of December 31, 2006. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter ending December 31, 2006, that have affected or are reasonably likely to affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Company management has always understood and accepted responsibility for our financial statements and related disclosures and the effectiveness of internal control over financial reporting (“internal control”). Just as we do throughout all aspects of our business, we continuously strive to identify opportunities to enhance the effectiveness and efficiency of internal control.

Based on our assessment as of December 31, 2006, we make the following assertion:

-	Management is responsible for establishing and maintaining effective internal control over financial reporting of the Company. The internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

-	There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

-	Management evaluated the Company’s internal control over financial reporting as of December 31, 2006. The assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Framework.

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	- OTHER INFORMATION

None.

PART III

ITEM 10.	- DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to Executive Officers of the Registrant is incorporated herein by reference to the section titled “Executive Officers” contained in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2007.

The Company’s Board of Directors is currently comprised of ten directors who were elected to a one year term on May 18, 2006. Information about the directors is set forth below.

Name and Background	Director Since
William F. Behrmann, age 64, has been owner and President of McChesney & Miller, Inc., located in Glen Ellyn, Illinois (a grocery store and market) since October 2002, employed there since 1959	1994

Penny A. Belke, DDS, age 55, has been a dentist and has owned and operated her practice in Glen Ellyn since 1980	2004

H. David Clayton, DVM, age 68, has been a veterinarian in Glen Ellyn since 1966. Dr. Clayton was listed in Who’s Who in Veterinary Medicine and Science in the United States. He is currently President of Clayton Consulting, a veterinary management and consulting firm, and is owner of Fox Valley Veterinary Hospital, P.C. in Ottawa, Illinois	1994

Raymond A. Dieter, Jr., MD, age 71, has been a surgeon with the DuPage Medical Group, located in Glen Ellyn, Illinois (a surgery and health care clinic) since 1969. Dr. Dieter has also been President of the Center for Surgery, located in Naperville, Illinois (an outpatient and surgery clinic) since 1990	1994

Donald H. Fischer, age 71, has been Chairman, President and Chief Executive Officer of Community Financial Shares, Inc., located in Glen Ellyn, Illinois (a bank holding company) since July, 2000. Mr. Fischer has also been Chairman, President and Chief Executive Officer of Community Bank-Wheaton/Glen Ellyn, located in Wheaton, Illinois and Glen Ellyn Illinois (an Illinois state-chartered bank) since March 1994	1994

Harold W. Gaede, age 77, has been the owner and President of Gaede’s, Inc. located in Wheaton, Illinois (a chain of retail stores) since March 1954	1994

Robert F. Haeger, age 57, is a partner with Langan, Haeger, Vincent & Born, an Illinois insurance company located in Wheaton, Illinois since 1971	2005

Mary Beth Moran, age 37, is a certified public accountant and registered Investment Advisor. She has been a partner in the CPA firm of Kirkby, Phelan and Associates, located in Bloomingdale, Illinois since 1994	2004

Joseph S. Morrissey, DDS, age 68, has been a Wheaton dentist since 1969	1994

John M. Mulherin, age 64, is of-counsel to Mulherin, Rehfeldt & Varchetto P.C., Attorneys at Law, located in Wheaton, Illinois (a professional corporation engaged in the practice of law) since 1972. Mr. Mulherin continues to practice law with the firm, but no longer has an ownership interest	1995

Board Committees

Executive Committee

The independent directors of the Company meet periodically as the Executive Committee of the Board, as circumstances warrant. The function of the Executive Committee is to consider in executive session any matters where management may have a personal interest. The Executive Committee met five times in 2006.

Compensation Committee

The Compensation Committee of the Board of Directors comprises Mrs. Belke and Messrs. Behrmann, Dieter, Fischer and Morrissey. The Compensation Committee reviews executive compensation and performance and establishes compensation policies and incentives. None of the members of the committee other than Mr. Fischer are officers or employees of the Company, in 2006, and none of these individuals are former officers or employees of the Company. In addition, during 2006 none of our executive officers served on the board of directors or compensation committee of any other company with respect to which any member of our Compensation Committee was engaged as an executive officer. The committee meets independently of Mr. Fischer in matters involving his compensation. The Compensation Committee held six meetings in 2006.

Nominating Committee

The Nominating Committee of the Board of Directors is comprised of Messrs. Mulherin, Morrissey, Clayton and Fischer. The Nominating Committee is responsible for nominating qualified candidates for Board membership and recommending to the Board the directors to serve on each committee of the Board. Each member of the Nominating Committee is independent other than Mr. Fischer; the committee meets independently of Mr. Fischer when considering matters relating to his Board service. The Nominating Committee held one meeting in 2006. The Nominating Committee does not have a charter.

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

Audit Committee

The Audit Committee of the Board of Directors operates under a charter that was approved by the full Board of Directors. The members of the Audit Committee are William H. Behrmann, Harold W. Gaede, Mary Beth Moran, John Mulherin and Joseph S. Morrissey (chair). The Board of Directors has determined that Mrs. Mary Beth Moran is an “audit committee financial expert” as that term is defined by the Securities and Exchange Commission. The Board of Directors has examined the composition of the Audit Committee in light of applicable federal law and the rules of the National Association of Securities Dealers, Inc. governing audit committees, and has confirmed that all members of the Audit Committee are “independent” within the meaning of those rules. The Audit Committee held four meetings during 2006.

CODE OF BUSINESS CONDUCT AND ETHICS

The Company has a formal Code of Business Conduct Ethics. The code of business conduct and ethics applies to all directors and employees of the Company. The code sets forth the standard of ethics that we expect all of our directors and employees to follow, including the Chief Executive Officer and Chief Financial Officer.

ITEM 11.	- EXECUTIVE COMPENSATION

The information relating to director and executive compensation is incorporated herein by reference to the section titled “Executive Compensation” contained in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2007.

ITEM 12.	- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section titled “Voting Security Ownership of Certain Beneficial Owners and Management” contained in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2007.

Equity Compensation Plan information as of December 31, 2006:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans*
	A	B	C
Equity compensation plans approved by security holders	41,750	$18.50	30,795
Equity compensation plans not approved by security holders	0	N/A	0

Total	41,750	$18.50	30,795

*	Excluding securities reflected in column A.

ITEM 13.	- CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain directors and executive officers of the Company and its subsidiaries and their associates are customers of, and have had transactions with, the Company’s subsidiary banks from time to time in the ordinary course of business. Each member of the Board of Directors is independent other than Mr. Fischer. Additional transactions may be expected to take place in the ordinary course of business in the future. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. John M. Mulherin, a director of the Company, is a principal of the law firm of Mulherin, Rehfeldt and Varchetto P.C., which the Company has retained as legal counsel during 2006 and proposes to retain as such during 2007.

ITEM 14.	- PRINCIPAL ACCOUNTING FEES

The information relating to the principal accountant fees and expenses is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2007.

PART IV

ITEM 15.	- EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) The following is a list of the financial statements of Community Financial Shares, Inc. included in this annual report on Form 10-K which are filed herewith in response to Part II Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005.

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

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

COMMUNITY FINANCIAL SHARES, INC.
Registrant

By	/s/ Scott W. Hamer
President and Chief Executive Officer
Date	March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March xx, 2007 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Donald H. Fischer Donald H. Fischer	Chairman of the Board

/s/ Scott W. Hamer Scott W. Hamer	President and Chief Executive Officer (Principal Executive)

/s/ Christopher P. Barton Christopher P. Barton	Vice President and Secretary

/s/ William F. Behrmann William F. Behrmann	Director

/s/ Penny A. Belke Penny A. Belke	Director

/s/ H. David Clayton H. David Clayton	Director

/s/ Raymond A. Dieter, Jr. Raymond A. Dieter, Jr.	Director

/s/ Robert F. Haeger Robert F. Haeger	Director

/s/ Mary Beth Moran Mary Beth Moran	Director

/s/ Joseph S. Morrissey Joseph S. Morrissey	Director

/s/ John M. Mulherin John M. Mulherin	Director

EXHIBITS INDEX

EXHIBIT NUMBER	EXHIBIT
**3.1.1	Certificate of Incorporation of Community Financial Shares, Inc.

**3.1.2	Certificate of Amendment to the Certificate of Incorporation of Community Financial Shares, Inc. as amended November 29, 2006.

3.2	Bylaws of Community Financial Shares, Inc. (Incorporated by reference to Annex B to the Company’s Registration Statement on Form S-4, File No. 333-46622, filed September 26, 2000)

4.1	Specimen Common Stock certificate (Incorporated by reference from Community Financial Shares, Inc., Form 10-K for the year ended December 31, 2005)

**4.2	Community Bank–Wheaton/Glen Ellyn Non-Qualified Stock Option Plan, as amended effective November 29, 2006.*

10.0	Form of Community Bank Directors Retirement Plan agreement (Incorporated by reference from Community Financial Shares, Inc., Form 10-KSB for the year ended December 31, 2000, Exhibit 10.0)*

10.1	Form of Community Bank Directors Deferred Compensation Agreement (Incorporated by reference from Community Financial Shares, Inc., Form 10-K for the year ended December 31, 2005, Exhibit 10.1)

10.2	Form of change of control letter agreement (Incorporated by reference from Community Financial Shares, Inc., Form 10-QSB for the quarterly period ended June 30, 2002, Exhibit 10.)*

**10.3	Employment agreement between Community Financial Shares, Inc., Community Bank Wheaton/Glen Ellyn and Donald H. Fischer dated November 28, 2006.*

11.0	Statement re: Computation of Per Share Earnings is incorporated herein by reference to Part II, Item 8, “Financial Statements”

**14.0	Code of Ethics – A copy of the Code of Ethics is filed herein.

**21.0	Subsidiaries of the Company.

**23.0	Consent of Independent Registered Public Accounting Firm (filed herein)

**31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

**31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

**32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

**32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

*	Denotes management contract or compensatory plan.
**	Exhibit filed herewith.