Form 10-Q
period 2007-03-31
COMMUNITY FINANCIAL SHARES INC
filed 2007-05-15
CIK 1123735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2007
Common Stock, no par value per share	1,375,278 shares

Form 10-Q Quarterly Report

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and due from banks	$5,919	$6,532
Interest bearing deposits	6,942	2,097
Federal funds sold	3,500	2,000

Cash and cash equivalents	16,361	10,629

Securities available-for-sale	35,093	34,924
Loans, less allowance for loan losses of $1,552 and $1,549	195,313	199,820
Federal Home Loan Bank stock	5,398	5,398
Premises and equipment, net	13,865	13,544
Cash value of life insurance	5,089	5,462
Interest receivable and other assets	1,959	1,964

Total assets	$273,078	$271,741

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$235,281	$234,725
Federal Home Loan Bank advances	10,500	10,500
Subordinated debentures	3,609	3,609
Interest payable and other liabilities	2,284	2,306

Total liabilities	251,674	251,140

Commitments and contingent liabilities
Shareholders’ equity
Common stock - no par value, 5,000,000 shares authorized; 1,375,278 and 1,375,228 issued and outstanding	—	—
Paid-in capital	8,236	8,231
Retained earnings	13,172	12,361
Accumulated other comprehensive income (loss)	(4)	9

Total shareholders’ equity	21,404	20,601

Total liabilities and shareholders’ equity	$273,078	$271,741

See accompanying notes to condensed consolidated financial statements.

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended March 31, 2007 and 2006

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Interest income
Loans	$3,677	$3,406
Securities:
Taxable	254	202
Exempt from federal income tax	159	154
Federal funds sold	10	—
Federal Home Loan Bank dividends and other	80	67

Total interest income	4,180	3,829
Interest expense
Deposits	1,623	1,235
Federal Funds Purchased	2	22
Federal Home Loan Bank advances and other borrowed funds	132	109
Subordinated debentures	80	72

Total interest expense	1,837	1,438

Net interest income	2,343	2,391
Provision for loan losses	—	135

Net interest income after provision for loan losses	2,343	2,256
Non-interest income
Service charges on deposit accounts	136	116
Mortgage origination fees	107	35
Gain on sale of securities	37	—
Life insurance death benefit	478	—
Other non-interest income	149	130

Total non- interest income	907	281

Non-interest expense
Salaries and employee benefits	1,242	1,074
Net occupancy and equipment expense	259	241
Data processing expense	160	129
Advertising and promotions	100	79
Professional fees	89	88
Other operating expenses	343	295

Total non interest expense	2,193	1,906

Income before income taxes	1,057	631
Provision for income taxes	163	169

Net income	$894	$462

Earnings per share
Basic	$0.65	$0.34
Diluted	0.65	0.34
Average shares outstanding basic	1,375,249	1,371,162
Average shares outstanding diluted	1,380,143	1,378,072
Dividends per share	$0.06	$0.035

See accompanying notes to condensed consolidated financial statements.

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2007 and 2006

(In thousands, except per share data)

(Unaudited)

	Number of Common Shares	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2007	1,375,228	$8,231	$12,361	$9	$20,601
Net income	—	—	894	—	894
Unrealized net loss on securities available-for-sale, net of reclassifications and tax effects	—	—	—	(13)	(13)
Total comprehensive income					881
Cash dividends	—	(83)	—	(83)
Stock option expense	4	4
Stock options exercised	50	1	—	—	1

Balance at March 31, 2007	1,375,278	$8,236	$13,172	$(4)	$21,404

Balance at January 1, 2006	1,371,078	$8,148	$10,402	$(81)	$18,469
Net income	—	—	462	—	462
Unrealized net loss on securities available-for-sale, net of reclassifications and tax effects	—	—	—	(20)	(20)
Total comprehensive income					442
Cash dividends	(49)	(49)
Stock options exercised	200	2	—	—	2

Balance at March 31, 2006	1,371,278	$8,150	$10,815	$(101)	$18,864

See accompanying notes to condensed consolidated financial statements.

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2007 and 2006

(In thousands)

(Unaudited)

	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$894	$462
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	—	135
Depreciation and amortization	129	114
Premium amortization on securities, net	17	29
Gain on sale of securities	(37)	—
Compensation cost of stock options	5	—
Change in cash value of life insurance	(374)	(53)
Change in interest receivable and other assets	760	(341)
Change in interest payable and other liabilities	(21)	(60)

Net cash from operating activities	1,373	286

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities	939	2,918
Purchases of securities available-for-sale	(3,529)	—
Proceeds from sales of securities	2,419	—
Net change in loans receivable	4,507	(5,442)
Property and equipment expenditures	(450)	(358)

Net cash from (used in) investing activities	3,886	(2,882)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in deposits	555	4,026
Change in federal funds purchased	—	(5,000)
Change in borrowings	—	2,000
Exercise of stock options	1	2
Dividends paid	(83)	(49)

Net cash from financing activities	473	979

Change in cash and cash equivalents	5,732	(1,617)
Cash and cash equivalents at beginning of period	10,629	7,794

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,361	$6,177

See accompanying notes to condensed consolidated financial statements.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINACIAL STATEMENTS

(Table dollars in thousands)

March 31, 2007 and 2006

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements. The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management of Community Financial Shares, Inc. (the Company), for a fair statement of results for the interim periods presented. Results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial period and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for 2006 filed with the U.S. Securities and Exchange Commission. The condensed consolidated balance sheet of the Company as of December 31, 2006 has been derived from the audited consolidated balance sheet as of that date.

NOTE 2 – EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2007	2006
Net income (in thousands)	$894	$462

Weighted Average Shares outstanding	1,375,249	1,371,162
Effect of dilutive securities:
Stock options	4,894	6,910

Shares used to compute diluted earnings per share	1,380,143	1,378,072

Earnings per share:
Basic	$0.65	$0.34
Diluted	0.65	0.34

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

March 31, 2007 and 2006

NOTE 3 – CAPITAL RATIOS

At the dates indicated, the Company’s capital ratios were:

	March 31, 2007		December 31, 2006
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$26,460	12.5%	$25,641	12.0%
Tier I capital (to risk-weighted assets)	24,908	11.8%	24,092	11.2%
Tier I capital (to average assets)	24,908	9.1%	24,092	8.9%

At the dates indicated, the Company and the Bank were categorized as well capitalized and management is not aware of any conditions or events since the most recent notification that would change the Company’s or Bank’s categories.

NOTE 4 – COMMITMENTS

The Company purchased land for the construction of a new branch facility at the corner of Gary and Geneva Roads in Wheaton, Illinois on April 7, 2006 for $1,424,591. The new facility will be part of a development containing a bank building, a medical office and a strip mall. The Company will be sharing in the common area development costs of the project on a pro rata basis. A contract for the building construction was executed on April 9, 2007 totaling $2.3 million. Construction is scheduled to be completed in the fourth quarter of 2007.

NOTE 5 – ACCOUNTING PRINCIPLE

The Company or one of its subsidiaries files income tax returns in the U.S. federal and Illinois jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2004.

The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company did not identify any uncertain tax positions that it believes should be recognized in the financial statements.

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

OVERVIEW

Community Financial Shares, Inc. is the holding company for Community Bank Wheaton/ Glen Ellyn. The Company is headquartered in Glen Ellyn, Illinois and operates three offices in its market. One location is in Glen Ellyn and two are located in Wheaton. A fourth full-service facility is under construction with a fourth quarter opening anticipated.

The Company purchased land to build the fourth full-service banking facility at the corner of Gary and Geneva Avenues in the Northwest portion of Wheaton, Illinois. Construction of the new facility began in April with a projected opening date in the fourth quarter of 2007. The new facility will help to solidify the Company’s market presence in Wheaton as well as provide access to the Carol Stream and Winfield markets.

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

CONSOLIDATED FINANCIAL CONDITION

Total assets at March 31, 2007 were $273.1 million, which represented an increase of $1.3 million, or 0.5%, compared to $271.7 million at December 31, 2006. The change in total assets was primarily due to increases in cash and cash equivalents and premises and equipment. Cash and cash equivalents increased by $5.7 million, or 53.9%, to $16.4 million at March 31, 2007 as compared to $10.6 million at December 31, 2006. The increase in cash and cash equivalents was attributable to recent payoffs of some large commercial real estate loans. Premises and equipment, net increased $321,000, or 2.4%, to $13.9 million at March 31, 2007 as compared to $13.5 million at December 31, 2006, which is primarily due to the Company’s continued branch expansion efforts. These increases were partially offset by decreases in loans receivable and cash value of life insurance. Loans receivable, net decreased by $4.5 million, or 2.3%, to $195.3 million at March 31, 2007 as compared to $199.8 million at December 31, 2006. This decrease is attributable to a recent slowdown in residential real estate construction loans and, as mentioned earlier, some recent payoffs of some large commercial real estate loans. Cash value of life insurance decreased $373,000, or 6.8% to $5.1 million at March 31, 2007 as compared to $5.5 million at December 31, 2006. This decrease was partially due to the payment of a $426,000 claim.

Total liabilities at March 31, 2007 were $251.7 million, which represented an increase of $534,000, or 0.2%, compared to $251.1 million at December 31, 2006. Deposit growth was $5.0 million for the 12 months ended December 31, 2006. However, the rate of growth has slowed in the first quarter of 2007. Deposits increased $555,000, or 0.2%, to $235.3 million at March 31, 2007 as compared to $234.7 million at December 31, 2006. Borrowed money, primarily representing FHLB advances, remained unchanged at $10.5 million at March 31, 2007 compared to December 31, 2006. The difficulty in growing deposits is the result of the continued pressure of competition from other financial institutions as well as more attractive market investments for consumers. The opening of the Wheaton North facility, which is planned for the fourth quarter of 2007, will provide a new source of deposits.

Shareholders’ equity increased by $803,000, or 3.9%, to $21.4 million at March 31, 2007 as compared to $20.6 million at December 31, 2006. The increase in shareholders’ equity was primarily the result of $894,000 of additional retained earnings from net income for the three months ended March 31, 2007, which was partially offset by dividends paid of $83,000 and a decrease of $13,000 in accumulated other comprehensive loss, net of tax.

CONSOLIDATED RESULTS OF OPERATIONS

The Company’s net income increased $432,000 to $894,000 for the three months ended March 31, 2007, from $462,000 for the three months ended March 31, 2006. This represents a 91.2% increase in diluted earnings per share to $0.65 per share for the three months ended March 31, 2007 from $0.34 per share for the three months ended March 31, 2006. The increase in net income for the quarter was primarily the result of a one-time life insurance benefit of $478,000.

NET INTEREST INCOME

Net interest income before provision for loan losses decreased $48,000, or 2.0%, to $2.3 million for the three months ended March 31, 2007 from $2.4 million for the prior year period. Interest income increased $351,000, or 9.2%, to $4.2 million for the three months ended March 31, 2007, compared to $3.8 million in the same period in 2006. This increase resulted primarily from an increase in average yield and a slight increase in average interest-earning assets. The largest component was an increase of $272,000 in loan interest income for the three months ended March 31, 2007. This resulted from a combination of an increase in average balance of $4.0 million and an increase in average yield of 41 basis points to 7.44% for the three months ended March 31, 2007 from 7.03% for the comparable prior year period.

Interest expense increased by $399,000, or 27.7%, to $1.8 million for the three months ended March 31, 2007, from $1.4 million for the three months ended March 31, 2006. This increase resulted from both an increase in the average balance of interest-bearing liabilities and the average rate paid on interest-bearing liabilities. The average balance of deposits increased $4.0 million, or 2.0%, to $206.5 million for the three months ended March 31, 2007 from $202.5 million for the comparable period in 2006. In addition, the average rate paid on deposits increased 72 basis points to 3.21% for the three months ended March 31, 2007 from 2.49% for the prior year period. Interest expense resulting from borrowed money increased $23,000. The average rate paid on borrowed money increased 66 basis points to 4.66% for the three months ended March 31, 2007 from 4.00% for the comparable period in 2006. In addition to rising rates, interest rate expense has been impacted by increased competition as well as a general migration from lower cost deposits to higher cost certificates of deposits.

Due to the significant increase in interest expense, the Company’s net interest margin expressed as a percentage of average earning assets fell to 3.88% for the three months ended March 31, 2007 as compared to 3.97% a year earlier. The yield on average earning assets increased to 6.93% for the three months ended March 31, 2007 from 6.35% for the period ended March 31, 2006, a 58 basis point increase. This increase in yield on earning assets was due to an increase in higher yielding loans. The increase in yield on earning assets was offset by an increase in the cost of interest-bearing liabilities during the quarter which totaled 3.37% for the three months ended March 31, 2007. This represents an increase of 70 basis points from 2.67% for the corresponding period in 2006. The general shift from money market accounts to more expensive certificates of deposit contributed to the increase in the cost of average interest-bearing liabilities.

PROVISION FOR LOAN LOSSES

The Bank’s provision for loan losses decreased from $135,000 for the three months ended March 31, 2006 to $0 for the comparable period in 2007. As of March 31, 2007, the allowance for loan losses totaled $1.5 million, or 0.79% of total loans, which is up from 0.77% as of December 31, 2006. While no specific issues have been identified, the recent rapid rise in interest rates combined with a slowing economy could have a negative impact on credit quality. As of the end of the first quarter nonaccrual loans decreased from $111,000 at March 31, 2006 to $24,000 at March 31, 2007, which is unchanged from December 31, 2006 and continue to remain a very small percentage of total loans.

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

Management has concluded that the allowance for loan losses is adequate at March 31, 2007. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

NONINTEREST INCOME

Noninterest income totaled $907,000 and $281,000 for the three months ended March 31, 2007 and 2006, respectively. This increase is primarily due to a life insurance death benefit in the amount of $478,000 for the three months ended March 31, 2007. Mortgage origination fees increased $72,000 to $107,000 for the three months ended March 31, 2007 from $35,000 for the comparable prior year period. This increase is due to a greater emphasis placed on this area which included an expansion of the mortgage department. Gain on sale of securities totaled $37,000 and $0 for the three months ended March 31, 2007 and 2006, respectively. In addition, service charges on deposit accounts increased $20,000 to $136,000 for the three months ended March 31, 2007 from $116,000 for the prior year period. This increase is partially due an increase in the number of deposit accounts.

NONINTEREST EXPENSE

Noninterest expense increased by $287,000, to $2.2 million for the three months ended March 31, 2007 from $1.9 million for the comparable prior year period. Salaries and employee benefits increased by $168,000, or 15.6%, to $1.2 million for the three months ended March 31, 2007 compared to $1.1 million for the three months ended March 31, 2006. This increase is primarily due to a combination of annual salary increases and the addition of staff. The additional staff expenses are partially due to the expansion of the mortgage department. Other operating expenses, including occupancy, data processing, and marketing and advertising increased by a combined $70,000, or 15.9%, to $519,000 for the three months ended March 31, 2007 from $448,000 for the prior year period. Of this increase $31,000 is related to data processing, $21,000 is related to marketing and advertising $18,000 to occupancy expenses. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the year ended December 31, 2006. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

ACCOUNTING MATTERS

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

On February 15, 2007, the FASB issued its Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. FAS 159 permits entities to elect to report most financial assets and liabilities at their fair value with changes in fair value included in net income. The fair value option may be applied on an instrument-by-instrument or instrument class-by-class basis. The option is not available for deposits withdrawable on demand, pension plan assets and obligations, leases, instruments classified as stockholders’ equity, investments in consolidated subsidiaries and variable interest entities and certain insurance policies. The new standard is effective at the beginning of the Company’s fiscal year beginning January 1, 2008, and early application may be elected in certain circumstances. The Company expects to first apply the new standard at the beginning of its 2008 fiscal year. The Company does not expect that the adoption of SFAS No. 159 will have a material impact on financial condition or results of operations.

In September 2006, the Emerging Issues Task Force Issue 06–4 (EITF 06-4), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split—Dollar Life Insurance Arrangements, was ratified. EITF 06-4 addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying EITF 06-4 must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. For calendar year companies, EITF 06-4 is effective beginning January 1, 2008. Early adoption is permitted as of January 1, 2007. We do not expect the adoption of EITF 06-4 to have a material effect on our consolidated financial statements.

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

The following table discloses contractual obligations of the Company as of March 31, 2007:

(Dollars in Thousands)	2007	2008	2009	2010	2011	2012 and after	Total
Federal Home Loan Bank Advances	$4,000	$2,500	$4,000	—	—	—	$10,500
Subordinated debentures	—	—	—	—	—	3,609	3,609
Data Processing[1,2]	378	523	541	561	581	601	3,185

Total	$4,378	$3,023	$4,541	$561	$581	$4,210	$17,294

(1)	Estimated contract amount based on transaction volume. Actual expense was $444,000 and $500,000 in 2006 and 2005 respectively.
(2)	Contract expires September 30, 2012.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company monitors and manages risks associated with changes in interest rates and mismatched asset and deposit maturities. Significant changes in rates can adversely affect net interest income, market value of securities, and the economic value of equity. Based on the Company’s current simulation model, the following schedule indicates the estimated effects of an immediate upward rate shift of 100, 200 and 300 basis points as of March 31, 2007:

	100 Basis Point Rate Shift Up	200 Basis Point Rate Shift Up	300 Basis Point Rate Shift Up
Net interest income	+3.7%	+7.4%	+11.0%
Market value of securities	-4.7%	-9.0%	-13.0%

Based on the Company’s current simulation model, the following schedule indicates the estimated effects of an immediate downward rate shift of 100, 200 and 300 basis points as of March 31, 2007:

	100 Basis Point Rate Shift Down	200 Basis Point Rate Shift Down	300 Basis Point Rate Shift Down
Net interest income	-0.1%	-2.5%	-5.8%
Market value of securities	+4.6%	+9.7%	+15.2%

All measures of interest rate risk are within policy guidelines.

ITEM 4T: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2007. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

Changes in Internal Control

There have been no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter ending March 31, 2007, that have affected or are reasonably likely to affect, the Company’s internal controls over financial reporting.

Company management has always understood and accepted responsibility for our financial statements and related disclosures and the effectiveness of internal control over financial reporting (“internal control”). Just as we do throughout all aspects of our business, we continuously strive to identify opportunities to enhance the effectiveness and efficiency of internal control.

Based on our assessment as of March 31, 2007, we make the following assertion:

-	Management is responsible for establishing and maintaining effective internal control over financial reporting of the Company. The internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

-	There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

-	Management evaluated the Company’s internal control over financial reporting as of March 31, 2007. The assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Framework.

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of March 31, 2007.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2006.

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

COMMUNITY FINANCIAL SHARES, INC. (Registrant)

/s/ Scott W. Hamer
Scott W. Hamer
Dated: May 15, 2007
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Eric J. Wedeen
Eric J. Wedeen
Dated: May 15, 2007
Chief Financial Officer
(Principal Financial Officer)