Form 10-Q
period 2007-06-30
COMMUNITY FINANCIAL SHARES INC
filed 2007-08-14
CIK 1123735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2007
Common Stock, no par value per share	1,375,278 shares

Form 10-Q Quarterly Report

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and due from banks	$8,013	$6,532
Interest bearing deposits	—	2,097
Federal funds sold	—	2,000

Cash and cash equivalents	8,013	10,629
Securities available-for-sale	42,295	34,924
Loans, less allowance for loan losses of $1,553 and $ 1,549	199,844	199,820
Loan held for sale	168	—
Federal Home Loan Bank stock	5,398	5,398
Premises and equipment, net	14,359	13,544
Cash value of life insurance	5,144	5,462
Interest receivable and other assets	2,019	1,964

Total assets	$277,240	$271,741

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$230,775	$234,725
Federal Home Loan Bank advances	15,500	10,500
Federal funds purchased	4,100	—
Subordinated debentures	3,609	3,609
Interest payable and other liabilities	1,900	2,306

Total liabilities	255,884	251,140

Commitments and contingent liabilities

Shareholders' equity
Common stock - no par value, 5,000,000 shares authorized; 1,375,278 and 1,375,228 issued and outstanding	—	—
Paid-in capital	8,242	8,231
Retained earnings	13,494	12,361
Accumulated other comprehensive income (loss)	(380)	9

Total shareholders' equity	21,356	20,601

Total liabilities and shareholders' equity	$277,240	$271,741

See accompanying notes to condensed consolidated financial statements.

3.

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three and Six Months Ended June 30, 2007 and 2006

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income
Loans	$3,730	$3,644	$7,408	$7,049
Securities:
Taxable	326	176	580	378
Exempt from federal income tax	160	154	319	308
Federal funds sold	20	—	29	—
Federal Home Loan Bank dividends and other	91	87	171	154

Total interest income	4,327	4,061	8,507	7,889
Interest expense
Deposits	1,710	1,346	3,333	2,581
Federal Funds Purchased	11	26	13	47
Federal Home Loan Bank advances and other borrowed funds	132	117	264	226
Subordinated debentures	83	77	163	149

Total interest expense	1,936	1,566	3,773	3,003

Net interest income	2,391	2,495	4,734	4,886
Provision for loan losses	—	135	—	270

Net interest income after provision for loan losses	2,391	2,360	4,734	4,616
Non-interest income
Service charges on deposit accounts	142	121	278	237
Mortgage origination fees	100	48	207	83
Gain on sale of securities	—	—	37	—
Life insurance death benefit	—	—	478	—
Other non-interest income	153	132	302	262

Total non- interest income	395	301	1,302	582

Non-interest expense
Salaries and employee benefits	1,200	1,055	2,442	2,130
Net occupancy and equipment expense	257	236	516	477
Data processing expense	175	145	335	274
Advertising and promotions	100	87	200	166
Professional fees	91	89	181	177
Other operating expenses	436	280	778	575

Total non interest expense	2,259	1,892	4,452	3,799

Income before income taxes	527	769	1,584	1,399
Provision for income taxes	122	222	285	390

Net income	$405	$547	$1,299	$1,009

Earnings per share
Basic	$0.29	$0.40	$0.94	$0.74
Diluted	0.29	0.40	0.94	0.73
Average shares outstanding basic	1,375,278	1,372,722	1,375,263	1,371,946
Average shares outstanding diluted	1,379,670	1,378,404	1,379,914	1,377,638
Dividends per share	$0.06	$0.035	$0.12	$0.07

See accompanying notes to condensed consolidated financial statements.

4.

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2007 and 2006

(In thousands, except per share data)

(Unaudited)

	Number of Common Shares	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at January 1, 2007	1,375,228	$8,231	$12,361	$9	$20,601
Net income	—	—	1,299	—	1,299
Unrealized net loss on securities available-for-sale, net of reclassifications and tax effects	—	—	—	(389)	(389)
Total comprehensive income					910
Cash dividends	—		(166)	—	(166)
Stock option expense		10			10
Stock options exercised	50	1	—	—	1

Balance at June 30, 2007	1,375,278	$8,242	$13,494	$(380)	$21,356

Balance at January 1, 2006	1,371,078	$8,148	$10,402	$(81)	$18,469
Net income	—	—	1,009	—	1,009
Unrealized net loss on securities available-for-sale, net of reclassifications and tax effects	—	—	—	(162)	(162)
Total comprehensive income					847
Cash dividends			(97)		(97)
Stock options exercised	3,250	41	—	—	41

Balance at June 30, 2006	1,374,328	$8,189	$11,314	$(243)	$19,260

See accompanying notes to condensed consolidated financial statements.

5.

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2007 and 2006

(In thousands)

(Unaudited)

	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,299	$1,009
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	—	270
Depreciation and amortization	264	237
Premium amortization on securities, net	32	67
Gain on sale of securities	(37)	—
Compensation cost of stock options	10	—
Change in cash value of life insurance	(796)	(109)
Change in interest receivable and other assets	827	(290)
Change in interest payable and other liabilities	(405)	(133)

Net cash from operating activities	1,194	1,051

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities	2,287	5,369
Purchases of securities available-for-sale	(12,707)	(257)
Proceeds from sales of securities	2,419	—
Proceeds from Federal Home Loan Bank stock redemptions	—	3,669
Proceeds of life insurance death benefit	478	—
Net change in loans receivable	(192)	(7,185)
Property and equipment expenditures	(1,079)	(2,065)

Net cash used in investing activities	(8,794)	(469)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in deposits	(3,951)	1,491
Change in federal funds purchased	4,100	(5,000)
Proceeds of borrowings	8,609	2,000
Repayments of borrowings	(3,609)	—
Exercise of stock options	1	42
Dividends paid	(166)	(96)

Net cash from (used in) financing activities	4,984	(1,563)

Change in cash and cash equivalents	(2,616)	(981)
Cash and cash equivalents at beginning of period	10,629	7,794

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,013	$6,813

See accompanying notes to condensed consolidated financial statements.

6.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINACIAL STATEMENTS

(Table dollars in thousands)

June 30, 2007 and 2006

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements. The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management of Community Financial Shares, Inc. (the Company), for a fair statement of results for the interim periods presented. Results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

NOTE 2 – EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (in thousands)	$405	$547	$1,299	$1,009

Weighted Average Shares outstanding	1,375,278	1,372,722	1,375,263	1,371,946
Effect of dilutive securities:
Stock options	4,392	5,682	4,651	5,692

Shares used to compute diluted earnings per share	1,379,670	1,378,404	1,379,914	1,377,638

Earnings per share:
Basic	$0.29	$0.40	$0.94	$0.74
Diluted	0.29	0.40	0.94	0.73

A total of 240 and 0 shares for the three month period ended and 240 and 0 shares for the six months ended June 30, 2007 and 2006, respresented by stock options granted, are not included in the above calculation as they are anti-dilutive as of the date of this report.

7.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

June 30, 2007 and 2006

NOTE 3 – CAPITAL RATIOS

At the dates indicated, the Company’s capital ratios were:

	June 30, 2007		December 31, 2006
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$26,789	12.3%	$25,641	12.0%
Tier I capital (to risk-weighted assets)	25,236	11.6%	24,092	11.2%
Tier I capital (to average assets)	25,236	9.1%	24,092	8.9%

At the dates indicated, the Company and Community Bank Wheaton/Glen Ellyn (the Bank) were categorized as well capitalized and management is not aware of any conditions or events since the most recent notification that would change the Company’s or Bank’s categories.

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

NOTE 5 – CHANGE IN ACCOUNTING PRINCIPLE

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

8.

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

Overview

Community Financial Shares, Inc. is the holding company for Community Bank Wheaton/Glen Ellyn. The Company is headquartered in Glen Ellyn, Illinois and operates three offices in its market. One location is in Glen Ellyn and two are located in Wheaton. A fourth full-service facility is under construction with a fourth quarter opening anticipated.

The Company purchased land to build the fourth full-service banking facility at the corner of Gary and Geneva Avenues in the Northwest portion of Wheaton, Illinois. Construction of the new facility began in April 2007 with a projected opening date in the fourth quarter of 2007. The new facility will help to solidify the Company’s market presence in Wheaton as well as provide access to the Carol Stream and Winfield markets.

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

On June 21, 2007, the Company and its newly formed financing trust subsidiary, Community Financial Shares Statutory Trust II, a Delaware statutory trust, consummated the issuance and sale of an aggregate amount of $3,500,000 of the Trust’s floating rate capital securities in a pooled trust preferred transaction. The subordinated debentures accrue interest at a variable rate based on three-month LIBOR plus 1.62%, reset and payable quarterly. No underwriting commissions or placement fees were paid in connection with the issuance. The Company has guaranteed the Trust’s obligations with respect to the debentures. In addition, the Company redeemed the trust preferred securities issued by Community Financial Shares Statutory Trust I. The redemption price was at 100% of the liquidation amount of $1,000 per Preferred Security, plus accrued and unpaid interest to the redemption date, which was June 26, 2007. These debentures accrued interest at three-month LIBOR plus 3.45%. As a result of the redemption and issuance of trust preferred securities discussed above the Company will save approximately $66,000 in interest expense annually.

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Total assets at June 30, 2007 were $277.2 million, which represented an increase of $5.5 million, or 2.0%, compared to $271.7 million at December 31, 2006. The change in total assets was primarily due to increases in securities available-for-sale and premises and equipment. Securities available-for-sale increased by $7.4 million, or

9.

21.1%, to $42.3 million at June 30, 2007 as compared to $34.9 million at December 31, 2006. The increase in securities was attributable to opportunities in the market as well as a decrease in loan demand during the period. Premises and equipment, net increased $816,000, or 6.0%, to $14.4 million at June 30, 2007 as compared to $13.5 million at December 31, 2006, which is primarily due to the Company’s costs associated with its continued branch expansion. These increases were partially offset by decreases in cash and cash equivalents and cash value of life insurance. Cash and cash equivalents decreased by $2.6 million, or 24.6%, to $8.0 million at June 30, 2007 from $10.6 million at December 31, 2006. Cash value of life insurance decreased $318,000, or 5.8%, to $5.1 million at June 30, 2007 as compared to $5.5 million at December 31, 2006. This decrease was partially due to the payment of a $478,000 claim.

Total liabilities at June 30, 2007 were $255.9 million, which represented an increase of $4.8 million, or 1.9%, compared to $251.1 million at December 31, 2006. Deposit growth was $5.0 million for the 12 months ended December 31, 2006. However, deposits decreased $3.9 million, or 1.7%, to $230.8 million at June 30, 2007 as compared to $234.7 million at December 31, 2006. FHLB advances increased $5.0 million, or 47.6%, to $15.5 million at June 30, 2007 from $10.5 million at December 31, 2006. In addition, federal funds purchased totaled $4.1 million at June 30, 2007 compared to $0 at December 31, 2006. These borrowings were necessary due to insufficient deposit growth. The difficulty in growing deposits is the result of the continued pressure of competition from other financial institutions as well as more attractive market investments for consumers. The opening of the facility in north Wheaton, which is planned for the fourth quarter of 2007, will provide a new source of deposits.

Shareholders’ equity increased by $756,000, or 3.7%, to $21.4 million at June 30, 2007 as compared to $20.6 million at December 31, 2006. The increase in shareholders’ equity was primarily the result of $1.3 million of additional retained earnings from net income for the six months ended June 30, 2007, which was partially offset by dividends paid of $166,000 and a decrease of $389,000 in accumulated other comprehensive loss, net of tax.

Comparison of Operating Results For the Three Months Ended June 30, 2007 and 2006

General. The Company’s net income decreased $142,000 to $405,000 for the three months ended June 30, 2007, from $547,000 for the three months ended June 30, 2006. This represents a 27.5% decrease in diluted earnings per share to $0.29 per share for the three months ended June 30, 2007 from $0.40 per share for the three months ended June 30, 2006.

Interest Income. Interest income increased $266,000, or 6.6%, to $4.3 million for the three months ended June 30, 2007, compared to $4.1 million in the same period in 2006. This increase resulted primarily from an increase in average yield and a slight increase in average interest-earning assets. The largest component was an increase of $150,000 in interest income from taxable securities for the three months ended June 30, 2007 compared to the comparable prior year period. This resulted from a combination of an increase in average balance of $5.8 million and an increase in average yield of 155 basis points to 5.11% for the three months ended June 30, 2007 from 3.56% for the comparable prior year period. The increases are directly related to the purchase of higher yielding securities.

Loan interest income increased $86,000, or 2.4%, to $3.7 million for the three months ended June 30, 2007, compared to $3.6 million for the comparable prior year period. This increase resulted from an increase in average yield of 33 basis points to 7.60% for the three months ended June 30, 2007 from 7.27% for the comparable prior year period. This increase was partially offset by a decrease in the average balance of $4.2 million to $196.9 million for the three months ended June 30, 2007 from $201.1 million for the comparable prior year period.

Interest Expense. Interest expense increased by $370,000, or 23.7%, to $1.9 million for the three months ended June 30, 2007, from $1.6 million for the three months ended June 30, 2006. This increase resulted from both an increase in the average balance of interest-bearing liabilities and the average rate paid on interest-bearing liabilities. The average balance of deposits increased $4.7 million, or 2.3%, to $207.5 million for the three months ended June 30, 2007 from $202.7 million for the comparable period in 2006. In addition, the average rate paid on deposits increased 66 basis points to 3.34% for the three months ended June 30, 2007 from 2.68% for the comparable prior year period. Interest expense resulting from Federal Home Loan Bank advances increased $15,000. The average rate paid on borrowed money increased 50 basis points to 4.61% for the three months ended June 30, 2007 from 4.11% for the comparable period in 2006. In addition to rising rates, interest rate expense has been impacted by increased competition as well as a general migration from lower cost deposits to higher cost certificates of deposit.

10.

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses decreased $104,000, or 4.2%, to $2.4 million for the three months ended June 30, 2007 from $2.5 million for the comparable period in 2006. Due to the significant increase in interest expense, the Company’s net interest margin expressed as a percentage of average earning assets fell to 3.87% for the three months ended June 30, 2007 as compared to 4.12% a year earlier. The yield on average earning assets increased to 7.00% for the three months ended June 30, 2007 from 6.63% for the period ended June 30, 2006, a 37 basis point increase. This increase in yield on earning assets was due to an increase in higher yielding taxable securities. The increase in yield on earning assets was offset by an increase in the cost of interest-bearing liabilities during the quarter which totaled 3.49% for the three months ended June 30, 2007. This represents an increase of 62 basis points from 2.87% for the corresponding period in 2006. The general shift from money market accounts to more expensive certificates of deposit contributed to the increase in the average cost of interest-bearing liabilities.

Provision for Loan Losses. The Bank’s provision for loan losses decreased to $0 for the three months ended June 30, 2007 from $135,000 for the comparable period in 2006. At June 30, 2007, December 31, 2006 and June 30, 2006, non-performing loans totaled $152,000, $669,000 and $842,000. At June 30, 2007, the ratio of the allowance for loan losses to non-performing loans was 1,021.7% compared to 231.5% at December 31, 2006 and 198.0% at June 30, 2006. The ratio of the allowance to total loans was 0.77%, 0.77% and 0.83%, at June 30, 2007, December 31, 2006 and June 30, 2006, respectively. As of the end of the second quarter nonaccrual loans decreased from $109,000 at June 30, 2006 to $23,000 at June 30, 2007, which is basically unchanged from December 31, 2006 and continue to remain a very small percentage of total loans.

The amounts of the provision and allowance for loan losses are influenced by a number of factors, including current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. Even though there have been various signs of continued strength in the economy, it is not certain that this strength will be sustainable. Should the economic climate begin to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge- offs, and delinquencies could rise and require increases in the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions. Management has concluded that the allowance for loan losses is adequate at June 30, 2007. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

Noninterest Income. Noninterest income totaled $395,000 and $301,000 for the three months ended June 30, 2007 and 2006, respectively. Mortgage origination fees increased $52,000 to $100,000 for the three months ended June 30, 2007 from $48,000 for the comparable prior year period. This increase is due to a greater emphasis placed on this area which included an expansion of the mortgage department. In addition, service charges on deposit accounts increased $21,000 to $142,000 for the three months ended June 30, 2007 from $121,000 for the comparable prior year period. This increase is partially due to an increase in the number of deposit accounts.

Noninterest Expense. Noninterest expense increased by $366,000, to $2.3 million for the three months ended June 30, 2007 from $1.9 million for the comparable prior year period. Salaries and employee benefits increased by $144,000, or 13.7%, to $1.2 million for the three months ended June 30, 2007 compared to $1.1 million for the three months ended June 30, 2006. This increase is primarily due to a combination of annual salary increases and the addition of staff. The additional staff expenses are partially due to the expansion of the mortgage department. Other operating expenses, including occupancy, data processing, and marketing and advertising increased by a combined $64,000, or 13.7%, to $532,000 for the three months ended June 30, 2007 from $468,000 for the prior year period. Of this increase $30,000 is related to data processing, $12,000 is related to marketing and advertising, and $21,000 is related to occupancy expenses. In addition, as a result of the Company redeeming the trust preferred securities issued by Community Financial Shares Statutory Trust I, the unamortized costs totaling approximately $80,000 was expensed in the current period. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

11.

Income Tax Expense. Income tax expense totaled $123,000 and $222,000 for the three months ended June 30, 2007 and 2006, respectively. The decrease in income tax expense is primarily the result of a decrease in income before income taxes of $241,000 to $527,000 for the three months ended June 30, 2007 compared to $769,000 for the comparable prior year period.

Comparison of Operating Results For the Six Months Ended June 30, 2007 and 2006

General. The Company’s net income increased $290,000 to $1.3 million for the six months ended June 30, 2007, from $1.0 million for the six months ended June 30, 2006. This represents a 28.8% increase in diluted earnings per share to $0.94 per share for the six months ended June 30, 2007 from $0.73 per share for the six months ended June 30, 2006.

Interest Income. Interest income increased $617,000, or 7.8%, to $8.5 million for the six months ended June 30, 2007, compared to $7.9 million in the same period in 2006. This increase resulted primarily from an increase in average yield and a slight increase in average interest-earning assets. The largest component was an increase of $358,000 in interest income from loans for the six months ended June 30, 2007. This resulted primarily from an increase in average yield of 37 basis points to 7.52% for the six months ended June 30, 2007 from 7.15% for the comparable prior year period. The average balance of loans decreased slightly by $130,000 to $198.7 million for the six months ended June 30, 2007.

Interest income on taxable investment securities increased $202,000, or 53.4%, to $580,000 for the six months ended June 30, 2007, compared to $378,000 for the comparable prior year period. This increase resulted from an increase in average yield and an increase in the average balance of taxable investment securities. The average yield increased 139 basis points to 5.01% for the six months ended June 30, 2007 from 3.62% for the prior year period. In addition, the average balance of taxable investment securities increased $2.3 million to $23.4 million for the six months ended June 30, 2007 from $21.1 million for the prior year period.

Interest Expense. Interest expense increased by $769,000, or 25.6%, to $3.8 million for the six months ended June 30, 2007, from $3.0 million for the six months ended June 30, 2006. This increase resulted from both an increase in the average balance of interest-bearing liabilities and the average rate paid on interest-bearing liabilities. The average balance of deposits increased $4.4 million, or 2.2%, to $207.0 million for the six months ended June 30, 2007 from $202.6 million for the comparable period in 2006. In addition, the average rate paid on deposits increased 68 basis points to 3.27% for the six months ended June 30, 2007 from 2.59% for the prior year period. Interest expense resulting from Federal Home Loan Bank advances increased $38,000. The average rate paid on borrowed money increased 57 basis points to 4.63% for the six months ended June 30, 2007 from 4.06% for the comparable period in 2006. In addition to rising rates, interest rate expense has been impacted by increased competition as well as a general migration from lower cost deposits to higher cost certificates of deposit.

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses decreased $152,000, or 3.1%, to $4.7 million for the six months ended June 30, 2007 from $4.9 million for the comparable period in 2006. Due to the significant increase in interest expense, the Company’s net interest margin expressed as a percentage of average earning assets fell to 3.86% for the six months ended June 30, 2007 as compared to 4.02% a year earlier. The yield on average earning assets increased to 6.94% for the six months ended June 30, 2007 from 6.49% for the period ended June 30, 2006, a 45 basis point increase. This increase in yield on earning assets was partially due to an increase in higher yielding loans and taxable securities. The increase in yield on earning assets was offset by an increase in the cost of interest-bearing liabilities during the six months which totaled 3.43% for the six months ended June 30, 2007. This represents an increase of 66 basis points from 2.77% for the corresponding period in 2006. The general shift from money market accounts to more expensive certificates of deposit contributed to the increase in the average cost of interest-bearing liabilities.

Provision for Loan Losses. The Bank’s provision for loan losses decreased to $0 for the six months ended June 30, 2007 from $270,000 for the comparable period in 2006. At June 30, 2007, December 31, 2006 and June 30, 2006, non-performing loans totaled $152,000, $669,000 and $842,000. At June 30, 2007, the ratio of the allowance for loan losses to non-performing loans was 1,021.7% compared to 231.5% at December 31, 2006 and 198.0% at June 30, 2006. The ratio of the allowance to total loans was 0.77%, 0.77% and 0.83%, at June 30, 2007, December 31, 2006 and June 30, 2006, respectively. As of the end of the second quarter nonaccrual loans decreased from $109,000 at June 30, 2006 to $23,000 at June 30, 2007, which is basically unchanged from December 31, 2006 and continue to remain a very small percentage of total loans.

12.

The amounts of the provision and allowance for loan losses are influenced by a number of factors, including current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. Even though there have been various signs of continued strength in the economy, it is not certain that this strength will be sustainable. Should the economic climate begin to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require increases in the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions. Management has concluded that the allowance for loan losses is adequate at June 30, 2007. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

Noninterest Income. Noninterest income totaled $1.3 million and $582,000 for the six months ended June 30, 2007 and 2006, respectively. The increase is primarily due to a life insurance death benefit in the amount of $478,000 for the six months ended June 30, 2007. Mortgage origination fees increased $124,000 to $207,000 for the six months ended June 30, 2007 from $83,000 for the comparable prior year period. This increase is due to a greater emphasis placed on this area which included an expansion of the mortgage department. Gain on sale of securities totaled $37,000 and $0 for the six months ended June 30, 2007 and 2006, respectively. In addition, service charges on deposit accounts increased $42,000 to $278,000 for the six months ended June 30, 2007 from $237,000 for the comparable prior year period. This increase is partially due an increase in the number of deposit accounts.

Noninterest Expense. Noninterest expense increased by $654,000, to $4.5 million for the six months ended June 30, 2007 from $3.8 million for the comparable prior year period. Salaries and employee benefits increased by $312,000, or 14.6%, to $2.4 million for the six months ended June 30, 2007 compared to $2.1 million for the six months ended June 30, 2006. This increase is primarily due to a combination of annual salary increases and the addition of staff. The additional staff expenses are partially due to the expansion of the mortgage department. Other operating expenses, including occupancy, data processing, and marketing and advertising increased by a combined $135,000, or 14.7%, to $1.1 million for the six months ended June 30, 2007 from $916,000 for the prior year period. Of this increase $62,000 is related to data processing, $34,000 is related to marketing and advertising, and $39,000 is related to occupancy expenses. In addition, as a result of the Company redeeming the trust preferred securities issued by, Community Financial Shares Statutory Trust I, the unamortized costs totaling approximately $80,000 was expensed in the current period. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Expense. Income tax expense totaled $285,000 and $390,000 for the six months ended June 30, 2007 and 2006, respectively. The decrease in income tax expense is primarily the result of the $478,000 life insurance benefit received in the first quarter of 2007, which is exempt from taxes.

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

Allowance for Credit Losses. The allowance for credit losses provides coverage for probable losses inherent in the Company’s loan portfolio. Management evaluates the adequacy of the allowance for credit losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance

13.

and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management’s estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

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

14.

The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given year. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize the sale of securities available-for-sale, federal funds lines of credit from correspondent banks, and borrowings from the Federal Home Loan Bank of Chicago and M&I Marshall & Ilsley Bank.

The following table discloses contractual obligations of the Company as of June 30, 2007:

(Dollars in Thousands)	2007	2008	2009	2010	2011	2012 and after	Total
Federal Home Loan Bank advances	$6,500	$5,000	$4,000	—	—	—	$15,500
Subordinated debentures	—	—	—	—	—	3,609	3,609
Branch construction costs	2,300	—	—	—	—	—	2,300
Data Processing[1,2]	252	523	541	561	581	601	3,059

Total	$9,052	$5,523	$4,541	$561	$581	$4,210	$24,468

(1)	Estimated contract amount based on transaction volume. Actual expense was $444,000 and $500,000 in 2006 and 2005 respectively.
(2)	Contract expires September 30, 2012.

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

Interest Rate Risk

The Company monitors and manages risks associated with changes in interest rates and mismatched asset and deposit maturities. Significant changes in rates can adversely affect net interest income, market value of securities, and the economic value of equity. Based on the Company’s current simulation model, the following schedule indicates the estimated effects of an immediate upward rate shift of 100, 200 and 300 basis points as of June 30, 2007:

	100 Basis Point Rate Shift Up	200 Basis Point Rate Shift Up	300 Basis Point Rate Shift Up
Net interest income	+3.7%	+7.4%	+11.1%
Market value of securities	-5.9%	-11.2%	-16.1%

Based on the Company’s current simulation model, the following schedule indicates the estimated effects of an immediate downward rate shift of 100, 200 and 300 basis points as of June 30, 2007:

	100 Basis Point Rate Shift Down	200 Basis Point Rate Shift Down	300 Basis Point Rate Shift Down
Net interest income	-0.1%	-2.3%	-5.2%
Market value of securities	+6.3%	+13.1%	+20.3%

All measures of interest rate risk are within policy guidelines.

18.

ITEM 4T:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2007. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

Changes in Internal Control

There have been no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter ending June 30, 2007, that have affected or are reasonably likely to affect, the Company’s internal controls over financial reporting.

Company management has always understood and accepted responsibility for our financial statements and related disclosures and the effectiveness of internal control over financial reporting (“internal control”). Just as we do throughout all aspects of our business, we continuously strive to identify opportunities to enhance the effectiveness and efficiency of internal control.

Based on our assessment as of June 30, 2007, we make the following assertion:

•

Management is responsible for establishing and maintaining effective internal control over financial reporting of the Company. The internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

•

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

•

Management evaluated the Company’s internal control over financial reporting as of June 30, 2007. The assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Framework.

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of June 30, 2007.

19.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held May 23, 2007. The following proposals were voted on by the stockholders.

PROPOSAL	FOR	NO	ABSTAIN
1) Election of Directors – nominees for a one year term:
William F. Behrmann	1,178,723	0	2,260
Penny A. Belke	1,172,467	0	8,516
H. David Clayton	1,174,723	0	6,260
Raymond A. Dieter Jr.	1,173,683	0	7,300
Donald H. Fischer	1,174,027	0	6,956
Robert F. Haeger	1,178,723	0	2,260
Scott W. Hamer	1,178,723	0	2,260
Mary Beth Moran	1,178,723	0	2,260
Joseph S. Morrissey	1,178,723	0	2,260
John Mulherin	1,177,183	0	3,800

2) Approval of appointment of BKD LLP as the Company’s Independent Registered Public Accounting Firm for the Year ending December 31, 2007.	1,153,059	1,760	26,164

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	(a) EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

20.

(b)	REPORTS ON FORM 8-K

During the second quarter of fiscal 2007, the Company filed the following reports on Form 8-K:

Current report on Form 8-K on April 30, 2007, announcing the results of the first quarter of fiscal 2007.

Current report on Form 8-K on June 22, 2007, announcing the formation of a financing trust and the consummation of the issuance and sale of $3,500,000 of the trust’s floating rate capital securities.

21.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL SHARES, INC.
(Registrant)

/s/ Scott W. Hamer
Scott W. Hamer
Dated: August 14, 2007
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Eric J. Wedeen
Eric J. Wedeen
Dated: August 14, 2007
Chief Financial Officer
(Principal Financial Officer)

22.