Form 10-Q
period 2007-09-30
COMMUNITY FINANCIAL SHARES INC
filed 2007-11-14
CIK 1123735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2007
Common Stock, no par value per share	1,249,580 shares

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and due from banks	$6,127	$6,532
Interest bearing deposits	2,853	2,097
Federal funds sold	—	2,000

Cash and cash equivalents	8,980	10,629

Securities available-for-sale	36,171	34,924
Loans, less allowance for loan losses of $1,554 and $1,549 at September 30, 2007 and December 31, 2006, respectively	212,797	199,820
Loans held for sale	949	—
Federal Home Loan Bank stock	5,398	5,398
Premises and equipment, net	15,234	13,544
Cash value of life insurance	5,198	5,462
Interest receivable and other assets	2,211	1,964

Total assets	$286,938	$271,741

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$241,888	$234,725
Federal Home Loan Bank advances	17,500	10,500
Subordinated debentures	3,609	3,609
Interest payable and other liabilities	2,138	2,306

Total liabilities	265,135	251,140

Commitments and contingent liabilities (See Note 4)

Shareholders’ equity
Common stock—no par value, 5,000,000 shares authorized; 1,375,278 and 1,375,228 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	—	—
Paid-in capital	8,245	8,231
Retained earnings	13,769	12,361
Accumulated other comprehensive income (loss)	(211)	9

Total shareholders’ equity	21,803	20,601

Total liabilities and shareholders’ equity	$286,938	$271,741

See accompanying notes to condensed consolidated financial statements.

3.

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three and Nine Months Ended September 30, 2007 and 2006

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income
Loans	$3,855	$3,708	$11,263	$10,757
Securities:
Taxable	324	167	904	545
Exempt from federal income tax	160	155	479	463
Federal funds sold	4	—	33	—
Federal Home Loan Bank dividends and other	61	65	232	219

Total interest income	4,404	4,095	12,911	11,984
Interest expense
Deposits	1,793	1,399	5,127	3,980
Federal Funds Purchased	12	18	25	65
Federal Home Loan Bank advances and other borrowed funds	216	132	480	358
Subordinated debentures	62	82	224	231

Total interest expense	2,083	1,631	5,856	4,634

Net interest income	2,321	2,464	7,055	7,350
Provision for loan losses	10	45	10	315

Net interest income after provision for loan losses	2,311	2,419	7,045	7,035
Non-interest income
Service charges on deposit accounts	143	135	421	372
Mortgage origination fees	67	23	274	106
Gain on sale of securities	13	—	50	—
Life insurance death benefit	—	—	478	—
Other non-interest income	154	142	456	404

Total non-interest income	377	300	1,679	882

Non-interest expense
Salaries and employee benefits	1,223	1,101	3,665	3,231
Net occupancy and equipment expense	264	230	780	707
Data processing expense	172	151	507	425
Advertising and promotions	118	101	318	267
Professional fees	121	65	302	242
Other operating expenses	334	258	1,113	833

Total non-interest expense	2,232	1,906	6,685	5,705

Income before income taxes	456	813	2,039	2,212
Provision for income taxes	98	241	383	631

Net income	$358	$572	$1,656	$1,581

Earnings per share
Basic	$0.26	$0.42	$1.20	$1.15
Diluted	0.26	0.41	1.20	1.15

Average shares outstanding basic	1,375,278	1,374,328	1,375,268	1,372,749
Average shares outstanding diluted	1,380,983	1,380,126	1,380,294	1,378,474
Dividends per share	$0.06	$0.035	$0.18	$0.105

See accompanying notes to condensed consolidated financial statements.

4.

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2007 and 2006

(In thousands, except share data)

(Unaudited)

	Number of Common Shares	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2007	1,375,228	$8,231	$12,361	$9	$20,601

Net income	—	—	1,656	—	1,656

Unrealized net loss on securities available-for-sale, net of reclassifications and tax effects	—	—	—	(220)	(220)

Total comprehensive income					1,436

Cash dividends	—	—	(248)	—	(248)

Stock option expense	—	13	—	—	13

Stock options exercised	50	1	—	—	1

Balance at September 30, 2007	1,375,278	$8,245	$13,769	$(211)	$21,803

Balance at January 1, 2006	1,371,078	$8,148	$10,402	$(81)	$18,469

Net income	—	—	1,581	—	1,581

Unrealized net gain on securities available-for-sale, net of reclassifications and tax effects	—	—	—	50	50

Total comprehensive income					1,631

Cash dividends	—	—	(144)	—	(144)

Stock option expense	—	10	—	—	10

Stock options exercised	3,250	31	—	—	31

Balance at September 30, 2006	1,374,328	$8,189	$11,839	$(31)	$19,997

See accompanying notes to condensed consolidated financial statements.

5.

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2007 and 2006

(In thousands)

(Unaudited)

	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,656	$1,581
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	10	315
Depreciation and amortization	403	358
Premium amortization on securities, net	55	100
Gain on sale of securities	(50)	—
Compensation cost of stock options	13	10
Change in cash value of life insurance	(743)	(166)
Change in interest receivable and other assets	421	(542)
Change in interest payable and other liabilities	(168)	(288)

Net cash from operating activities	1,597	1,368

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities	3,909	7,987
Purchases of securities available-for-sale	(12,952)	(257)
Proceeds from sales of securities	7,431	—
Proceeds from Federal Home Loan Bank stock redemptions	—	3,669
Proceeds of life insurance death benefit	478	—
Net change in loans receivable	(13,936)	(6,258)
Property and equipment expenditures	(2,093)	(2,148)

Net cash from (used in) investing activities	(17,163)	2,993

CASH FLOWS FROM FINANCING ACTIVITIES
Change in deposits	7,164	(1,000)
Change in federal funds purchased	—	(5,000)
Proceeds of borrowings	10,609	2,000
Repayments of borrowings	(3,609)	—
Exercise of stock options	1	32
Dividends paid	(248)	(144)

Net cash from (used in) financing activities	13,917	(4,112)

Change in cash and cash equivalents	(1,649)	249

Cash and cash equivalents at beginning of period	10,629	7,794

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,980	$8,043

See accompanying notes to condensed consolidated financial statements.

6.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

September 30, 2007 and 2006

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements. The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management of Community Financial Shares, Inc. (the Company), for a fair statement of results for the interim periods presented. Results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

NOTE 2 – EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (in thousands)	$358	$572	$1,656	$1,581

Weighted Average Shares outstanding	1,375,278	1,374,328	1,375,268	1,372,749
Effect of dilutive securities:
Stock options	5,705	5,798	5,026	5,725

Shares used to compute diluted earnings per share	1,380,983	1,380,126	1,380,294	1,378,474

Earnings per share:
Basic	$0.26	$0.42	$1.20	$1.15
Diluted	0.26	0.41	1.20	1.15

There were no anti-dilutive shares excluded from the above tables.

7.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

September 30, 2007 and 2006

NOTE 3 – CAPITAL RATIOS

At the dates indicated, the Company’s capital ratios were:

	September 30, 2007		December 31, 2006
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$27,068	11.7%	$25,641	12.0%
Tier I capital (to risk-weighted assets)	25,514	11.1%	24,092	11.2%
Tier I capital (to average assets)	25,514	8.9%	24,092	8.9%

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

Overview

Community Financial Shares, Inc. (the “Company”) is the holding company for Community Bank Wheaton/Glen Ellyn (the “Bank”). The Company is headquartered in Glen Ellyn, Illinois and operates three offices in its market. One location is in Glen Ellyn and two are located in Wheaton. The Company purchased land to build the fourth full-service banking facility at the corner of Gary and Geneva Avenues in the Northwest portion of Wheaton, Illinois. Construction of the new facility began in April 2007 with a projected opening date in the fourth quarter of 2007. The new facility will help to solidify the Company’s market presence in Wheaton as well as provide access to the Carol Stream and Winfield markets.

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

On June 21, 2007, the Company and its newly formed financing trust subsidiary, Community Financial Shares Statutory Trust II, a Delaware statutory trust, consummated the issuance and sale of an aggregate amount of $3,500,000 of the Trust’s floating rate capital securities in a pooled trust preferred transaction. The subordinated debentures accrue interest at a variable rate based on three-month LIBOR plus 1.62%, reset and payable quarterly. No underwriting commissions or placement fees were paid in connection with the issuance. The Company has guaranteed the Trust’s obligations with respect to the debentures. Proceeds from the June 26, 2007 trust preferred offering were used to redeem the trust preferred securities issued by Community Financial Shares Statutory Trust I. The redemption price was at 100% of the liquidation amount of $1,000 per Preferred Security, plus accrued and unpaid interest to the redemption date which was June 26, 2007. These debentures accrued interest at three-month LIBOR plus 3.45%. As a result of the redemption and issuance of trust preferred securities discussed above the Company will save approximately $66,000 in interest expense annually.

On August 14, 2007, the Company commenced a self-tender offer to purchase up to 200,000 shares of its common stock. Company shareholders were given the opportunity to sell part or all of their shares to the Company at a price of $26.00 per share. The offer to purchase shares expired on September 28, 2007. On October 1, 2007, the Company announced that it accepted for purchase 125,698 shares of its common stock representing 9.1% of the outstanding shares of common stock, at a purchase price of $26.00 for a total cost of $3.3 million, excluding fees and expenses relating to the offer. The impact of the self-tender offer will be reflected in the results of operations for the fourth quarter of fiscal 2007.

9.

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Total assets at September 30, 2007 were $286.9 million, which represented an increase of $15.2 million, or 5.6%, compared to $271.7 million at December 31, 2006. The change in total assets was primarily due to increases in loans receivable, securities available-for-sale and premises and equipment. Loans receivable increased by $13.0 million, or 6.5%, to $212.8 million at September 30, 2007. The increase in loans receivable is due to continued strong business relationships maintained by our loan staff. Securities available-for-sale increased by $1.3 million, or 3.6%, to $36.2 million at September 30, 2007 as compared to $34.9 million at December 31, 2006. The increase in securities was attributable to attractive opportunities in the market. Premises and equipment, net increased $1.7 million, or 12.5%, to $15.2 million at September 30, 2007 as compared to $13.5 million at December 31, 2006, which is primarily due to the Company’s costs associated with its continued branch expansion. These increases were partially offset by decreases in cash and cash equivalents and cash value of life insurance. Cash and cash equivalents decreased by $1.6 million, or 15.5%, to $9.0 million at September 30, 2007 from $10.6 million at December 31, 2006. Cash value of life insurance decreased $264,000, or 4.8%, to $5.2 million at September 30, 2007 as compared to $5.5 million at December 31, 2006. This decrease was partially due to the receipt of a $478,000 claim.

Total liabilities at September 30, 2007 were $265.1 million, which represented an increase of $14.0 million, or 5.6%, compared to $251.1 million at December 31, 2006. Deposits increased $7.2 million, or 3.1%, to $241.9 million at September 30, 2007 as compared to $234.7 million at December 31, 2006. Deposits increased primarily due to the success of recent promotions to attract additional deposits. FHLB advances increased $7.0 million, or 66.7%, to $17.5 million at September 30, 2007 from $10.5 million at December 31, 2006. The increase in borrowings was necessary to assist in funding loan growth during the period. The Company continues to experience continued pressure of competition for deposits from other financial institutions as well as more attractive market investments for consumers. The opening of the facility in north Wheaton, which is planned for the fourth quarter of 2007, will provide a new source of deposits.

Shareholders’ equity increased by $1.2 million, or 5.8%, to $21.8 million at September 30, 2007 as compared to $20.6 million at December 31, 2006. The increase in shareholders’ equity was primarily the result of $1.7 million of additional retained earnings from net income for the nine months ended September 30, 2007, which was partially offset by dividends paid of $248,000 and a decrease of $220,000 in accumulated other comprehensive loss, net of tax.

Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006

General. The Company’s net income decreased $214,000 to $358,000 for the three months ended September 30, 2007, from $572,000 for the three months ended September 30, 2006. This represents a 36.6% decrease in diluted earnings per share to $0.26 per share for the three months ended September 30, 2007 from $0.41 per share for the three months ended September 30, 2006.

Net interest income. The following table summarizes interest and dividend income and interest expense for the three months ended September 30, 2007 and 2006.

10.

	Three months ended September 30,
	2007	2006	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$3,855	$3,708	$147	3.96%
Securities:
Taxable	324	167	157	94.01
Exempt from federal tax	160	155	5	3.23
Federal funds sold	4	—	4	—
Federal Home Loan Bank dividends and other	61	65	(4)	(6.15)

Total interest and dividend income	4,404	4,095	309	7.55

Interest expense:
Deposits	1,793	1,399	394	28.16
Federal funds purchased	12	18	(6)	(33.33)
Federal Home Loan Bank advances	216	132	84	63.64
Subordinated debentures	62	82	(20)	(24.39)

Total interest expense	2,083	1,631	452	27.71

Net interest income	$2,321	$2,464	$(143)	(5.80)

The following table summarizes average balances and annualized average yield or cost for the three months ended September 30, 2007 and 2006.

	Three months ended September 30,
	2007			2006
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$283	3	4.86%	$—	—	—%
Taxable securities	25,129	324	5.12	17,521	167	3.77
Tax-exempt securities	14,968	160	4.25	14,455	155	4.26
Loan receivables, net	209,193	3,855	7.31	200,202	3,708	7.35
Interest-bearing deposits	1,624	22	5.29	522	7	5.20
FHLB stock	5,398	39	2.86	7,073	59	3.31

Total interest-earning assets	256,596	4,404	6.81	239,773	4,095	6.78

Interest-bearing liabilities:
NOW accounts	33,742	60	0.70	36,394	51	0.55
Regular savings	26,124	47	0.72	30,264	57	0.75
Money market accounts	44,196	361	3.24	41,382	247	2.36
Certificates of deposit	105,502	1,325	4.98	90,276	1,045	4.59
FHLB advances	16,522	216	5.18	10,500	132	4.98
Federal funds purchased	917	12	5.39	1,228	17	5.64
Subordinated debentures	3,609	62	6.79	3,609	82	9.03

Total interest-bearing deposits	$230,612	2,083	3.58	$213,653	1,631	3.03

Net interest income		2,321			2,464

Net interest spread			3.23%			3.75%

Net interest income to average interest-earning assets			3.59%			4.08%

Interest Income. Interest income increased $309,000, or 7.5%, to $4.4 million for the three months ended September 30, 2007, compared to $4.1 million in the same period in 2006. This increase resulted primarily from an increase in average interest-earning assets and a slight increase in average yield. The largest component was an

11.

increase of $157,000 in interest income from taxable securities for the three months ended September 30, 2007 compared to the comparable prior year period. This resulted from a combination of an increase in average balance of $7.6 million and an increase in average yield of 135 basis points to 5.12% for the three months ended September 30, 2007 from 3.77% for the comparable prior year period. The increases are directly related to the purchase of higher yielding securities.

Loan interest income increased $147,000, or 4.0%, to $3.9 million for the three months ended September 30, 2007, compared to $3.7 million for the comparable prior year period. This increase resulted from an increase in the average balance of $9.0 million to $209.2 million for the three months ended September 30, 2007 from $200.2 million for the comparable prior year period. The increase was partially offset by a decrease in average yield of 4 basis points to 7.31% for the three months ended September 30, 2007 from 7.35% for the comparable prior year period.

Interest Expense. Interest expense increased by $452,000, or 27.7%, to $2.1 million for the three months ended September 30, 2007, from $1.6 million for the three months ended September 30, 2006. This increase resulted from both an increase in the average balance of interest-bearing liabilities and the average rate paid on interest-bearing liabilities. The average balance of deposits increased $11.3 million, or 5.7%, to $209.6 million for the three months ended September 30, 2007 from $198.3 million for the comparable period in 2006. In addition, the average rate paid on deposits increased 69 basis points to 3.49% for the three months ended September 30, 2007 from 2.80% for the comparable prior year period. Interest expense resulting from Federal Home Loan Bank advances increased $84,000. The average rate paid on these borrowings increased 20 basis points to 5.18% for the three months ended September 30, 2007 from 4.98% for the comparable period in 2006. In addition to rising market rates, interest rate expense has been impacted by increased competition as well as a general migration from lower cost deposits to higher cost certificates of deposit.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses decreased $143,000, or 5.8%, to $2.3 million for the three months ended September 30, 2007 from $2.5 million for the comparable period in 2006. Due to the increase in interest expense, the Company’s net interest margin expressed as a percentage of average earning assets fell to 3.59% for the three months ended September 30, 2007 as compared to 4.08% a year earlier. The yield on average earning assets increased to 6.81% for the three months ended September 30, 2007 from 6.78% for the period ended September 30, 2006, a 3 basis point increase. This increase in yield on earning assets was partially due to an increase in higher yielding taxable securities. The increase in yield on earning assets was offset by an increase in the cost of interest-bearing liabilities during the quarter which totaled 3.58% for the three months ended September 30, 2007. This represents an increase of 55 basis points from 3.03% for the corresponding period in 2006. The general shift from NOW and regular savings accounts to more expensive certificates of deposit contributed to the increase in the average cost of interest-bearing liabilities.

Provision for Loan Losses. The Bank’s provision for loan losses decreased to $10,000 for the three months ended September 30, 2007 from $45,000 for the comparable period in 2006. At September 30, 2007, December 31, 2006 and September 30, 2006, non-performing loans totaled $156,000, $669,000 and $308,000, respectively. At September 30, 2007, the ratio of the allowance for loan losses to non-performing loans was 995.7% compared to 231.4% at December 31, 2006 and 557.1% at September 30, 2006, respectively. The ratio of the allowance to total loans was 0.73%, 0.77% and 0.86%, at September 30, 2007, December 31, 2006 and September 30, 2006, respectively. As of the end of the third quarter nonaccrual loans decreased from $107,000 at September 30, 2006 to $27,000 at September 30, 2007, which is basically unchanged from December 31, 2006 and continue to remain a small percentage of total loans.

The amounts of the provision and allowance for loan losses are influenced by a number of factors, including current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. Even though there have been various signs of continued strength in the economy, it is not certain that this strength will be sustainable. Should the economic climate begin to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge- offs, and delinquencies could rise and require increases in the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions. Management has concluded that the allowance for loan losses is

12.

adequate at September 30, 2007. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses. The FDIC examines the Bank periodically and, accordingly, as part of this examination, the allowance is reviewed utilizing specific guidelines. Based upon their review, the regulators may from time to time require reserves in addition to those previously provided.

	Three months ended September 30,
	2007	2006	$ change	% change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$143	$135	$8	5.93%
Mortgage origination fees	67	23	44	191.30
Gain on sale of securities	13	—	13	—
Other non-interest income	154	142	12	8.45

Total non-interest income	$377	$300	$77	25.67

Noninterest Income. Noninterest income totaled $377,000 and $300,000 for the three months ended September 30, 2007 and 2006, respectively. Mortgage origination fees increased $44,000 to $67,000 for the three months ended September 30, 2007 from $23,000 for the comparable prior year period. This increase is due to a greater emphasis placed on this area which included an expansion of the mortgage department. In addition, service charges on deposit accounts increased $8,000 to $143,000 for the three months ended September 30, 2007 from $135,000 for the comparable prior year period. This increase is partially due to an increase in the number of deposit accounts.

	Three months ended September 30,
	2007	2006	$ change	% change
	(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$1,223	$1,101	$122	11.08%
Net occupancy and equipment expense	264	230	34	14.78
Data processing expense	172	151	21	13.91
Advertising and promotions	118	101	17	16.83
Professional fees	121	65	56	86.15
Other operating expenses	334	258	76	29.46

Total non-interest expenses	$2,232	$1,906	$326	17.10

Noninterest Expense. Noninterest expense increased by $326,000, to $2.2 million for the three months ended September 30, 2007 from $1.9 million for the comparable prior year period. Salaries and employee benefits increased by $122,000, or 11.1%, to $1.2 million for the three months ended September 30, 2007 compared to $1.1 million for the three months ended September 30, 2006. This increase is primarily due to a combination of annual salary increases and the addition of staff. The additional staff expenses are partially due to the expansion of the mortgage department. Other operating expenses, including occupancy, data processing, and marketing and advertising, increased by a combined $204,000, or 25.3%, to $1.0 million for the three months ended September 30, 2007 from $805,000 for the prior year period. Of this increase $21,000 is related to data processing, which is partially due to increased costs associated with on-line banking, $17,000 is related to marketing and advertising, due to a higher level of contributions and $34,000 is related to occupancy expenses, which is primarily due to higher real estate taxes. In addition, the Company incurred expenses for the three months ended September 30, 2007 of $46,000 relating to the Company’s self-tender offer, which was announced August 14, 2007. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Expense. Income tax expense totaled $98,000 and $241,000 for the three months ended September 30, 2007 and 2006, respectively. The decrease in income tax expense is primarily the result of a decrease in income before income taxes of $357,000 to $456,000 for the three months ended September 30, 2007 compared to $813,000 for the comparable prior year period.

13.

Comparison of Operating Results for the Nine Months Ended September 30, 2007 and 2006

General. The Company’s net income increased $75,000 to $1.7 million for the nine months ended September 30, 2007, from $1.6 million for the nine months ended September 30, 2006. This represents a 4.3% increase in diluted earnings per share to $1.20 per share for the nine months ended September 30, 2007 from $1.15 per share for the nine months ended September 30, 2006.

Net interest income. The following table summarizes interest and dividend income and interest expense for the nine months ended September 30, 2007 and 2006.

	Nine months ended September 30,
	2007	2006	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$11,263	$10,757	$506	4.70%
Securities:
Taxable	904	545	359	65.87
Exempt from federal tax	479	463	16	3.46
Federal funds sold	33	—	33	—
Federal Home Loan Bank dividends and other	232	219	13	5.94

Total interest and dividend income	12,911	11,984	927	7.73

Interest expense:
Deposits	5,127	3,980	1,147	28.82
Federal funds purchased	25	65	(40)	(61.54)
Federal Home Loan Bank advances	480	358	122	34.08
Subordinated debentures	224	231	(7)	(3.03)

Total interest expense	5,856	4,634	1,222	26.37

Net interest income	$7,055	$7,350	$(295)	(4.01)

14.

The following table summarizes average balances and annualized average yield or cost for the nine months ended September 30, 2007 and 2006.

	Nine months ended September 30,
	2007			2006
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$841	33	5.18%	$—	—	—%
Taxable securities	23,952	904	5.05	19,881	545	3.66
Tax-exempt securities	14,750	479	4.35	14,408	463	4.30
Loan receivables, net	202,211	11,263	7.45	199,268	10,757	7.22
Interest-bearing deposits	2,702	108	5.34	399	15	4.91
FHLB stock	5,398	124	3.07	9,349	205	2.93

Total interest-earning assets	249,854	12,911	6.91	243,305	11,985	6.59

Interest-bearing liabilities:
NOW accounts	35,194	161	0.61	36,494	154	0.56
Regular savings	27,423	147	0.72	31,726	173	0.73
Money market accounts	40,713	913	3.00	43,947	755	2.30
Certificates of deposit	104,538	3,905	4.99	88,998	2,899	4.35
FHLB advances	12,566	480	5.11	10,361	358	4.62
Federal funds purchased	562	25	5.95	1,637	65	5.28
Subordinated debentures	3,688	224	8.13	3,609	231	8.56

Total interest-bearing deposits	$224,684	5,856	3.48	$216,772	4,634	2.86

Net interest income		7,055			7,350

Net interest spread			3.43%			3.73%

Net interest income to average interest-earning assets			3.77%			4.04%

Interest Income. Interest income increased $927,000, or 7.7%, to $12.9 million for the nine months ended September 30, 2007, compared to $12.0 million in the same period in 2006. This increase resulted primarily from an increase in average yield and an increase in average interest-earning assets. The largest component was an increase of $506,000 in interest income from loans for the nine months ended September 30, 2007. This resulted primarily from an increase in average yield of 23 basis points to 7.45% for the nine months ended September 30, 2007 from 7.22% for the comparable prior year period. The average balance of loans increased by $2.9 million to $202.2 million for the nine months ended September 30, 2007 from $199.3 million for the comparable prior year period.

Interest income on taxable investment securities increased $359,000 to $904,000 for the nine months ended September 30, 2007, compared to $545,000 for the comparable prior year period. This increase resulted from an increase in average yield and an increase in the average balance of taxable investment securities. The average yield increased 139 basis points to 5.05% for the nine months ended September 30, 2007 from 3.66% for the prior year period. In addition, the average balance of taxable investment securities increased $4.1 million to $24.0 million for the nine months ended September 30, 2007 from $19.9 million for the prior year period.

Interest Expense. Interest expense increased by $1.3 million, or 26.4%, to $5.9 million for the nine months ended September 30, 2007, from $4.6 million for the nine months ended September 30, 2006. This increase resulted from both an increase in the average balance of interest-bearing liabilities and the average rate paid on interest-bearing liabilities. The average balance of deposits increased $6.7 million, or 3.3%, to $207.9 million for the nine months ended September 30, 2007 from $201.2 million for the comparable period in 2006. In addition, the average

15.

rate paid on deposits increased 66 basis points to 3.30% for the nine months ended September 30, 2007 from 2.64% for the prior year period. Interest expense resulting from Federal Home Loan Bank advances increased $122,000. The average rate paid on these borrowings increased 49 basis points to 5.11% for the nine months ended September 30, 2007 from 4.62% for the comparable period in 2006. In addition to rising rates, interest rate expense has been impacted by increased competition as well as a general migration from lower cost deposits to higher cost certificates of deposit.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses decreased $295,000, or 4.0%, to $7.1 million for the nine months ended September 30, 2007 from $7.4 million for the comparable period in 2006. Due to the significant increase in interest expense, the Company’s net interest margin expressed as a percentage of average earning assets fell to 3.77% for the nine months ended September 30, 2007 as compared to 4.04% a year earlier. The yield on average earning assets increased to 6.91% for the nine months ended September 30, 2007 from 6.59% for the period ended September 30, 2006, a 32 basis point increase. This increase in yield on earning assets was partially due to an increase in higher yielding loans and taxable securities. The increase in yield on earning assets was offset by an increase in the cost of interest-bearing liabilities during the nine months which totaled 3.48% for the nine months ended September 30, 2007. This represents an increase of 62 basis points from 2.86% for the corresponding period in 2006. The general shift from money market accounts to more expensive certificates of deposit contributed to the increase in the average cost of interest-bearing liabilities.

Provision for Loan Losses. The Bank’s provision for loan losses decreased to $10,000 for the nine months ended September 30, 2007 from $315,000 for the comparable period in 2006. At September 30, 2007, December 31, 2006 and September 30, 2006, non-performing loans totaled $156,000, $669,000 and $308,000, respectively. At September 30, 2007, the ratio of the allowance for loan losses to non-performing loans was 995.7% compared to 231.4% at December 31, 2006 and 557.1% at September 30, 2006, respectively. The ratio of the allowance to total loans was 0.73%, 0.77% and 0.86%, at September 30, 2007, December 31, 2006 and September 30, 2006, respectively. As of the end of the third quarter nonaccrual loans decreased from $107,000 at September 30, 2006 to $27,000 at September 30, 2007, which is basically unchanged from December 31, 2006 and continue to remain a small percentage of total loans.

The amounts of the provision and allowance for loan losses are influenced by a number of factors, including current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. Even though there have been various signs of continued strength in the economy, it is not certain that this strength will be sustainable. Should the economic climate begin to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require increases in the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions. Management has concluded that the allowance for loan losses is adequate at September 30, 2007. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses. The FDIC examines the Bank periodically and, accordingly, as part of this examination, the allowance is reviewed utilizing specific guidelines. Based upon their review, the regulators may from time to time require reserves in addition to those previously provided.

	Nine months ended September 30,
	2007	2006	$ change	% change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$421	$372	$49	13.17%
Mortgage origination fees	274	106	168	158.49
Gain on sale of securities	50	—	50	—
Life insurance benefit	478	—	478	—
Other non-interest income	456	404	52	12.87

Total non-interest income	$1,679	$882	$797	90.36

16.

Noninterest Income. Noninterest income totaled $1.7 million and $882,000 for the nine months ended September 30, 2007 and 2006, respectively. The increase is primarily due to a life insurance death benefit in the amount of $478,000 for the nine months ended September 30, 2007. Mortgage origination fees increased $168,000 to $274,000 for the nine months ended September 30, 2007 from $106,000 for the comparable prior year period. This increase is due to a greater emphasis placed on this area which included an expansion of the mortgage department. Gain on sale of securities totaled $50,000 and $0 for the nine months ended September 30, 2007 and 2006, respectively. In addition, service charges on deposit accounts increased $49,000 to $421,000 for the nine months ended September 30, 2007 from $372,000 for the comparable prior year period. This increase is partially due an increase in the number of deposit accounts.

	Nine months ended September 30,
	2007	2006	$ change	% change
	(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$3,665	$3,231	$434	13.43%
Net occupancy and equipment expense	780	707	73	10.32
Data processing expense	507	425	82	19.29
Advertising and promotions	318	267	51	19.10
Professional fees	302	242	60	24.79
Other operating expenses	1,113	833	280	33.61

Total non-interest expenses	$6,685	$5,705	$980	17.18

Noninterest Expense. Noninterest expense increased by $980,000, to $6.7 million for the nine months ended September 30, 2007 from $5.7 million for the comparable prior year period. Salaries and employee benefits increased by $434,000, or 13.4%, to $3.7 million for the nine months ended September 30, 2007 compared to $3.2 million for the nine months ended September 30, 2006. This increase is primarily due to a combination of annual salary increases and the addition of staff. The additional staff expenses are partially due to the expansion of the mortgage department. Other operating expenses, including occupancy, data processing, and marketing and advertising increased by a combined $546,000, or 22.1%, to $3.0 million for the nine months ended September 30, 2007 from $2.5 million for the prior year period. Of this increase $82,000 is related to data processing due to a higher level of information technology services, $51,000 is related to marketing and advertising due to an increase in contributions, and $73,000 is related to occupancy expenses, which is primarily due to higher real estate taxes. In addition, as a result of the Company redeeming the trust preferred securities issued by, Community Financial Shares Statutory Trust I, the unamortized costs totaling approximately $80,000 was expensed in the current period. The Company also incurred expenses for the nine months ended September 30, 2007 of $46,000 relating to the self-tender offer to purchase shares, which was announced August 14, 2007. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Expense. Income tax expense totaled $383,000 and $631,000 for the nine months ended September 30, 2007 and 2006, respectively. The decrease in income tax expense is partially the result of a decrease in income before income taxes of $173,000 to $2.0 million for the nine months ended September 30, 2007 compared to $2.2 million for the comparable prior year period. The decrease in income tax expense is also the result of the $478,000 life insurance benefit received in the first quarter of 2007, which is exempt from taxes.

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2006. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

17.

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

Accounting Matters

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting standards, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently determining the impact that the adoption of SFAS No. 157 will have on our financial condition or results of operations.

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

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, FHLB advances, and proceeds from principal and interest payments on loans and securities. While maturities, and scheduled amortization of loans and securities, and calls of securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company generally manages the pricing of its deposits to be competitive and to increase core deposit relationships.

18.

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

Contractual Obligations

The following table discloses contractual obligations of the Company as of September 30, 2007:

(Dollars in Thousands)	2007	2008	2009	2010	2011	2012 and after	Total
Federal Home Loan Bank advances	$6,500	$7,000	$4,000	—	—	—	$17,500
Subordinated debentures	—	—	—	—	—	3,609	3,609
Branch construction costs	500	—	—	—	—	—	500
Data Processing (1), (2)	126	523	541	561	581	601	2,933

Total	$7,126	$7,523	$4,541	$561	$581	$4,210	$24,542

(1)	Estimated contract amount based on transaction volume. Actual expense was $444,000 and $500,000 in 2006 and 2005 respectively.
(2)	Contract expires September 30, 2012.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see Note 15 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC. We currently have no plans to engage in hedging activities in the future. For the year ended December 31, 2006 and for the nine months ended September 30, 2007, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

19.

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

20.

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

21.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company monitors and manages risks associated with changes in interest rates and mismatched asset and deposit maturities. Significant changes in rates can adversely affect net interest income, market value of securities, and the economic value of equity. Based on the Company’s current simulation model, the following schedule indicates the estimated effects of an immediate upward rate shift of 100, 200 and 300 basis points as of September 30, 2007:

	100 Basis Point Rate Shift Up	200 Basis Point Rate Shift Up	300 Basis Point Rate Shift Up
Net interest income	+4.3%	+8.6%	+12.9%
Market value of securities	-5.4%	-10.3%	-14.7%

Based on the Company’s current simulation model, the following schedule indicates the estimated effects of an immediate downward rate shift of 100, 200 and 300 basis points as of September 30, 2007:

	100 Basis Point Rate Shift Down	200 Basis Point Rate Shift Down	300 Basis Point Rate Shift Down
Net interest income	-1.6%	-5.1%	-9.1%
Market value of securities	+5.4%	+11.3%	+17.8%

All measures of interest rate risk are within policy guidelines.

22.

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2007. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

Changes in Internal Control

There have been no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter ending September 30, 2007, that have affected or are reasonably likely to affect, the Company’s internal controls over financial reporting.

Company management has always understood and accepted responsibility for our financial statements and related disclosures and the effectiveness of internal control over financial reporting (“internal control”). Just as we do throughout all aspects of our business, we continuously strive to identify opportunities to enhance the effectiveness and efficiency of internal control.

Based on our assessment as of September 30, 2007, we make the following assertion:

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

•

Management evaluated the Company’s internal control over financial reporting as of September 30, 2007. The assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Framework.

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of September 30, 2007.

23.

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

24.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL SHARES, INC.
(Registrant)

/s/ Scott W. Hamer
Scott W. Hamer
Dated: November 14, 2007
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Eric J. Wedeen
Eric J. Wedeen
Dated: November 14, 2007
Chief Financial Officer
(Principal Financial Officer)

25