Form 10-K
period 2007-12-31
COMMUNITY FINANCIAL SHARES INC
filed 2008-03-28
CIK 1123735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐     Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $23,400,000 based upon the average bid and asked price of such common equity as of the last business day of registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 21, 2008
Common Stock, no par value per share	1,244,667 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 28, 2008 are incorporated by reference into Part III of this Form 10-K.

Forward-Looking Statements

Community Financial Shares, Inc. (“the Company”) from time to time includes forward-looking statements in its oral and written communications. The Company may include forward-looking statements in filings with the Securities and Exchange Commission, such as this Form 10-K and Form 10-Q, in other written materials and in oral statements made by senior management to analysts, investors, representatives of the media and others. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and the Company is including this statement for purposes of these safe harbor provisions. Forward-looking statements can often be identified by the use of words like “estimate,” “project,” “intend,” “anticipate,” “expect” and similar expressions. These forward-looking statements include:

•	statements of the Company’s goals, intentions and expectations;

•	statements regarding the Company’s business plan and growth strategies;

•	statements regarding the asset quality of the Company’s loan and investment portfolios; and

•	estimates of the Company’s risks and future costs and benefits.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the risks discussed in Item 1A of this Form 10-K and the following important factors which could affect the actual outcome of future events:

•	fluctuations in market rates of interest and loan and deposit pricing, which could negatively affect the Company’s net interest margin, asset valuations and expense expectations;

•	adverse changes in the economy, which might affect the Company’s business prospects and could cause credit-related losses and expenses;

•	competitive factors in the banking industry, such as the trends towards consolidation in the Company’s market; and

•	changes in the banking legislation or the regulatory requirements of federal and state agencies applicable to bank holding companies and banks such as the Company’s affiliate banks.

Because of these and other uncertainties, the Company’s actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Company’s past results of operations do not necessarily indicate its future results.

PART I

Item 1.	Business

General

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

The Bank was established as a state chartered federally insured commercial bank on March 1, 1994 and opened for business November 21, 1994 on Roosevelt Road in Glen Ellyn. The Bank opened a second location in downtown Wheaton on November 21, 1998. A third location was opened in northwest Wheaton on March 24, 2005. A fourth full service branch was opened on November 21, 2007 in north Wheaton. The Bank provides banking services common to the industry, including but not limited to, demand, savings and time deposits, loans, mortgage loan origination for investors, cash management, electronic banking services, Internet banking services including bill payment, Community Investment Center services, and debit cards. The Bank serves a diverse customer base including individuals, businesses, governmental units, and institutional customers located primarily in Wheaton and Glen Ellyn and surrounding communities in DuPage County, Illinois. The Bank has banking offices in Glen Ellyn, and Wheaton, Illinois.

Market Area

The Company is located in the village of Glen Ellyn in DuPage County in Illinois. Glen Ellyn is a suburb of Chicago and is located approximately 20 miles directly west of the city. The combined population of Wheaton and Glen Ellyn is approximately 82,000 while the county of DuPage currently has approximately 900,000 residents. The median household income within the Bank’s market area is above $65,000 which is higher than the area average. The economic base of both communities is comprised primarily of professionals and service related industry. There are no dominant employers in the area. However, the DuPage County offices as well as the College of DuPage, both of whom are nearby, are likely the largest. The local economy remains strong and this strength is reflected in the local real estate values which have been rising steadily over the past several years.

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

Lending Activities

General. The Bank’s loan portfolio is comprised primarily of real-estate mortgage loans, which includes loans secured by residential, multi-family and nonresidential properties. The Bank originates loans on real estate generally located in the Bank’s primary lending area in central DuPage County, Illinois. In addition to portfolio mortgages, the Bank routinely originates and sells residential mortgage loans and servicing rights for other investors in the secondary market. The Bank services all of its portfolio loans and the Bank has not purchased mortgage servicing rights.

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

The Company’s loan portfolio by major category as of December 31 for each of the past five years is shown below.

	2007	2006	2005	2004	2003
	(In thousands)
Real estate
Commercial	$87,747	$85,598	$83,744	$74,769	$65,514
Construction	39,016	27,903	23,020	9,580	10,530
Residential	21,279	21,526	23,007	24,962	17,799
Home Equity	51,499	38,132	35,413	28,790	28,612

Total real estate	199,539	173,159	165,184	138,101	122,455
Commercial	28,227	26,318	26,334	26,309	25,988
Consumer	1,895	1,876	2,576	1,991	2,239

Total loans	229,662	201,353	194,094	166,401	150,679
Deferred loan costs, net	44	16	(50)	22	34
Allowance for loan losses	(1,970)	(1,549)	(1,381)	(1,367)	(1,676)

Loans, net	$227,736	$199,820	$192,663	$165,056	$149,037

Loan Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of total loans outstanding as of December 31, 2007 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

	Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$21,131	$7,042	$55	$28,228
Real Estate	76,023	75,534	47,916	199,473
Consumer	1,675	286	—	1,961

Totals	$98,829	$82,862	$47,971	$229,662

Below is a schedule of loan amounts maturing or re-pricing, classified according to sensitivity to changes in interest rates, as of December 31, 2007.

	Interest Sensitivity
	Fixed Rate	Variable Rate	Total
	(Dollars in thousands)
Due within three months	$7,574	$19,411	$26,985
Due after three months within 1 year	29,813	42,689	72,502
Due after one but within five years	72,264	10,623	82,887
Due after five years	4,733	42,555	47,288

Total	$114,384	$115,278	$229,662

Residential – One-to-Four Family. In 1999 the Bank established a dedicated secondary mortgage department to assist local residents in obtaining mortgages with reasonable terms, conditions, and rates. The Bank offers various fixed and adjustable rate one-to-four family residential loan products the majority of which are sold, along with servicing rights, to a variety of investors in the secondary market. Interest rates are essentially dictated by the Bank’s investors and origination fees on secondary mortgage loans are priced to provide a reasonable profit margin and are dictated to a degree by regional competition.

The Bank, for secondary market residential loans, generally makes one-to-four family residential mortgage loans in amounts not to exceed 80% of the appraised value or sale price, whichever is less, of the property securing the loan, or up to 95% if the amount in excess of 80% of the appraised value is secured by private mortgage insurance. Loans for amounts between 80% and 85% of appraised value or sale price may also be granted with an increased interest rate. The Bank usually receives a service release fee of 1.0% to 1.5 % on one-to-four family residential mortgage loans.

In addition to loans originated for the secondary market, the Bank has portfolio loans secured by one-to-four family residential real estate that totaled approximately $21.3 million, or 9.3% of the Bank’s total loan portfolio, as of December 31, 2007.

Commercial Real Estate Lending. Loans secured by commercial real estate totaled approximately $87.7 million, or 38.2% of the Bank’s total loan portfolio, at December 31, 2007. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the property. Such appraised value is generally determined by independent appraisers previously approved by the Board of Directors of the Bank.

The Bank’s commercial real estate loans are permanent portfolio loans secured by improved property such as office buildings, retail stores, warehouses, churches, and other non-residential buildings. Of the commercial real estate loans outstanding at December 31, 2007, most are secured by properties located within 10 miles of the Bank’s offices in Wheaton and Glen Ellyn and were made to local customers of the Bank. In addition, borrowers generally must personally guarantee loans secured by commercial real estate. Commercial real estate loans generally have a 10 to 25 year amortization period and are made at rates based upon competitive local market rates, specific loan risk, and structure usage and type. Such loans generally have a five-year maturity.

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

Construction Lending. The Bank is actively engaged in construction lending. Such activity is generally limited to individual new residential home construction, residential home additions, and new commercial buildings. Currently, the majority of the Bank’s new construction activity is in new commercial construction.

At December 31, 2007, the Bank had $39.0 million in construction loans outstanding or 17.0% of the loan portfolio of the Bank. The Bank presently charges both fixed and variable interest rates on construction and end loans. Loans, with proper credit, may be made for up to 80% of the anticipated value of the property upon completion. Funds are usually disbursed based upon percentage of completion generally verified by an on-site inspection by bank personnel and generally through a local title company construction escrow account.

Consumer Lending. As a community-oriented lender, the Bank offers consumer loans for any worthwhile purpose. Although the Bank offers signature unsecured loans, consumer loans are generally secured by automobiles, boats, mobile homes, stocks, bonds, and other personal property. Consumer loans totaled $1.9 million or 0.8% of the total loan portfolio of the Bank at December 31, 2007. Consumer loans generally have higher yields than residential mortgage loans since they involve a higher credit risk and smaller volumes with which to cover basic costs.

Home Equity Lending. Home equity loans are generally made not to exceed 80% of the first and second combined mortgage loan to value. These loans are generally revolving credit lines with minimum payment structure of interest only and a five-year term. The interest rate on these lines of credit adjusts at a rate based on the prime rate of interest. Additionally, the Bank offers five-year amortizing fixed rate home equity balloon loans for those who desire to limit interest rate risk. At December 31, 2007, the outstanding home equity loan balance was $51.5 million or 22.4% of the total loan portfolio of the Bank.

Commercial Lending. The Bank actively engages in general commercial lending within its market area. These loans are primarily revolving working capital lines, inventory loans, and equipment loans. The commercial loans are generally based on serving the needs of small businesses in the Bank’s market area while limiting the Bank’s business risks to reasonable bank lending standards. Commercial loans are made with both fixed and adjustable rates and are generally secured by equipment, accounts receivable, inventory, and other assets of the business. Personal guarantees generally support these credit facilities. The Bank also provides commercial and standby letters of credit to assist small businesses in their financing of special purchasing or bonding needs. Standby letters of credit outstanding at December 31, 2007 totaled $2.8 million. Commercial loans totaled approximately $28.2 million or 12.3% of the Bank’s total loan portfolio at December 31, 2007.

Loan Concentration

At December 31, 2007, the Company did not have any concentration of loans exceeding 10% of total loans which are otherwise not disclosed. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

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

The allowance for loan losses was $2.0 million, representing 0.86% of total loans, as of December 31, 2007, compared to an allowance of $1.5 million or 0.77% of total loans at year-end 2006 and $1.4 million or 0.71% of total loans at year-end 2005. The increase in the provision was the result of the Bank’s loan growth during the year as well as management’s quarterly analysis of the allowance for loan loss. Management believes that, based on information available at December 31, 2007, the Bank’s allowance for loan losses was adequate to cover probable losses inherent in its loan portfolio at that time. However, no assurances can be given that the Bank’s level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic or other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance. In addition, the FDIC as an integral part of its examination processes, periodically review the Bank’s allowance for loan losses and may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management.

The following table details the component changes in the Company’s allowance for loan losses for each of the past five years:

	Amount as of December 31, (Dollars in thousands)
	2007	2006	2005	2004	2003
Net Total Loans at Year-end	$227,736	$199,820	$192,663	$165,056	$149,037
Average daily balances for loans for the year	205,326	197,410	178,373	158,568	140,452

Allowance for loan losses at beginning of period	$1,549	$1,381	$1,367	$1,676	$1,757
Loan charge-offs during the period
Commercial	(14)	(20)	(200)	(365)	(100)
Real Estate	0	0	(53)	(46)	0
Consumer	0	0	(18)	(73)	(16)

Total Charge-offs	(14)	(20)	(271)	(484)	(116)
Loan recoveries during the period
Commercial	15	23	7	108	3
Real Estate	0	0	0	0	0
Consumer	0	0	13	17	2

Total recoveries	15	23	20	125	5

Net recoveries (charge-offs)	1	3	(251)	(359)	(111)
Provision charged to expense	420	165	265	50	30

Allowance for loan losses at end of period	$1,970	$1,549	$1,381	$1,367	$1,676

Ratio of net recoveries/(charge-offs) during the period to average loans outstanding	0.00%	0.00%	0.14%	0.23%	0.08%
Allowance for loan losses to loans outstanding at year-end	0.86%	0.77%	0.71%	0.83%	1.18%

Allocation of the Allowance For Loan Losses

Presented below is an analysis of the composition of the allowance for loan losses and percent of loans in each category to total loans as of the dates indicated:

	2007		2006		2005
	(Dollars in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent
Balance at December 31:
Commercial and industrial (1)	$872	12.3%	$658	13.1%	$925	13.6%
Real estate mortgage (2)	844	86.9	802	86.0	371	85.1
Individuals’ loans for household and other personal expenditures, including other loans	36	0.8	39	0.9	62	1.3
Unallocated	218		50		23

Totals	$1,970	100.0%	$1,549	100.0%	$1,381	100.0%

(1)	Category also includes lease financing, loans to financial institutions, tax-exempt loans, agricultural production financing and other loans to farmers and construction real estate loans.
(2)	Category includes commercial, farmland and residential real estate loans.

One measurement used by management in assessing the risk inherent in the loan portfolio is the level of nonperforming loans. Nonperforming loans are comprised of non-accrual loans and other loans 90 days or more past due. Nonperforming loans and other assets were as follows at the dates indicated.

	At December 31, (Dollars in thousands)
	2007	2006	2005	2004	2003
Non-accrual loans	$62	$25	$115	$21	$727
Other loans 90 days past due	635	645	752	1,168	1,905

Total nonperforming loans	697	670	867	1,189	2,632
Other real estate	—	—	—	—	711

Total nonperforming assets	$697	$670	$867	$1,189	$3,343

Nonperforming loans to total loans	0.30%	0.34%	0.45%	0.72%	1.75%
Allowance for loan losses To nonperforming loans	282.64%	231.19%	159.28%	114.97%	63.68%
Total nonperforming assets To total stockholders’ equity	3.77%	3.25%	4.70%	7.11%	22.66%
Total nonperforming assets To total assets	0.23%	0.25%	0.32%	0.50%	1.43%

The provision for loan losses in 2007 totaled $420,000, which represents a $255,000 increase from the amount provided for in 2006. This increase is the result of the Bank’s loan growth during the year as well as management’s quarterly analysis of the allowance for loan losses. Levels of nonperforming loans are considered manageable at year end 2007. Total nonperforming loans as a percentage of total loans totaled 0.30% at December 31, 2007 compared to 0.34% for the prior year. Based on its analysis of the loan portfolio risks discussed above, including historical loss experience and levels of nonperforming loans, management believes that the allowance for loan losses is adequate at December 31, 2007 to cover any potential losses.

Net recoveries for the year ended December 31, 2007 and 2006 totaled $1,000 and $3,000, respectively. This is significant improvement from previous years. Net charges-offs for 2005 and 2004 totaled $251,000 and $359,000, respectively. The previous years’ charge-offs were in part due to deteriorating economic conditions and the effect that has upon smaller businesses within the marketplace. In response to the identified weaknesses in both the process and customer base, management formed a credit quality committee in 2005 that was charged with monitoring problem credits and directing their resolution. The committee has been successful in identifying existing problem credits. This committee meets on a monthly basis to monitor troubled credits. The management of the Company is confident that any past problems which resulted from weaknesses in processes have been identified and addressed.

Investment Securities

The Board of Directors sets the investment policy and procedures of the Bank. This policy generally provides that investment decisions will be made based on the safety of the investment, liquidity requirements of the Bank and, to a lesser extent, potential return on the investments. In pursuing these objectives, the Bank considers the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification. The Bank does not participate in hedging programs or other activities involving the use of derivative financial instruments. Similarly, the Bank does not invest in mortgage-related securities which are deemed to be “high risk,” or purchase bonds which are not rated investment grade.

The Company’s securities portfolio can be divided into five categories, as shown below. The securities portfolio is managed to provide liquidity and earnings in various interest rate cycles. The carrying value of these securities for the past three years is detailed below.

	2007	2006	2005	2003
U.S. Government Agencies	$12,773	$10,631	$9,338	$4,994
Mortgage-backed Securities	6,748	9,316	12,521	16,144
States and Political Subdivisions	12,780	14,347	15,507	20,228
Agency Preferred Stock	380	—	—	11,728
SBA Guaranteed Pool	482	630	972	1,498

Total Investment Securities	$33,163	$34,924	$37,888	$54,592

The following table shows the weighted average yield for each security group by term to final maturity as of December 31, 2007.

Security Type	Less than 1 year	Yield	1 to 5 years	Yield	5 to 10 years	Yield	Over 10 years	Yield
U.S. Government Agencies	$993	4.00%	$0	0.00%	$2,771	5.94%	$9,008	6.02%

Mortgage-Backed Securities	284	2.83%	965	3.41%	648	3.39%	4,850	5.07%

States and Political Subdivisions(1)	1,216	4.88%	2,295	5.83%	3,262	6.61%	6,009	6.29%

Agency Preferred Stock	0	0.00%	0	0.00%	0	0.00%	380	5.57%

SBA Guaranteed Pool	0	0.00%	0	0.00%	52	6.97%	430	5.74%

Total Investment Securities	$2,493	4.29%	$3,260	5.12%	$6,733	6.03%	$20,677	5.86%

[1]	Fully taxable equivalent

At December 31, 2007, the Company did not own any security of any one issuer where the aggregate carrying value of such securities exceeded 10 percent of the Company’s stockholder’s equity, except for certain debt securities of the U.S. Government Agencies and Corporations.

Deposits

The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank’s deposit accounts consist of regular savings accounts, retail checking/NOW accounts, commercial checking accounts, money market accounts and certificate of deposit accounts. The Bank offers certificate of deposit accounts with balances in excess of $100,000 at preferential rates (jumbo certificates) and also offers Individual Retirement Accounts (“IRAs”) and other qualified plan accounts.

At December 31, 2007, the Bank’s deposits totaled $249.0 million, or 89.7% of interest-bearing liabilities. This represents a slight decrease from December 31, 2006 when the Bank’s deposits of $234.7 million represented 94.3% of interest-bearing liabilities. For the year ended December 31, 2007, the average balance of core deposits (savings, NOW, money market and non-interest bearing accounts) totaled $130.5 million, or 54.9% of total average deposits compared to 60.2% for the prior year. Although the

Bank has a significant portion of its deposits in core deposits, management monitors activity on the Bank’s core deposits and, based on historical experience and the Bank’s current pricing strategy, believes it will continue to retain a large portion of such accounts.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and local competition. The Bank’s deposits are obtained predominantly from the areas in which its facilities are located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions affect the Bank’s ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products and generally does not solicit deposits from outside its market area. While certificates of deposit in excess of $100,000 are accepted by the Bank, and may be subject to preferential rates, the Bank does not actively solicit such deposits as such deposits are more difficult to retain than core deposits.

The following table sets forth the distribution of the Bank’s deposit accounts for the periods indicated and the weighted average rates on each category presented.

	At December 31, 2007		At December 31, 2006
			(Dollars in thousands)
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Non interest-bearing accounts	$28,289	—%	$29,186	—%
NOW accounts	39,584	0.63%	37,579	0.56%
Regular savings accounts	24,397	0.69%	27,490	0.74%
Money market accounts	39,386	2.94%	33,954	2.30%
Certificates of deposit	117,376	4.99%	106,516	4.49%

Total deposits	$249,032	2.99%	$234,725	2.55%

The following table shows the maturity schedule for the Company’s time deposits of $100,000 or more as of December 31, 2007 and December 31, 2006.

	2007	2006
	(In thousands)
Three months or less	$11,492	$10,234
Three months through six months	20,181	11,096
Six months through twelve months	6,744	10,078
Over twelve months	2,295	2,107

	$40,712	$33,515

Personnel

As of December 31, 2007, the Company and its subsidiaries had a total of 72 full-time employees and 21 part-time employees. This compares to 60 full-time and 21 part-time employees as of December 31, 2006. None of these employees are subject to a collective bargaining agreement. We believe our relationship with our employees is good.

REGULATION AND SUPERVISION

The Company and the Bank are subject to an extensive system of banking laws and regulations that are intended primarily for the protection of the customers and depositors of the Company’s bank subsidiary rather than holders of the Company’s securities. These laws and regulations govern such areas as permissible activities, reserves, loans and investments, and rates of interest that can be charged on loans. Described below are material elements of selected laws and regulations applicable to the Company and its subsidiary. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable laws or regulation, and in their application by regulatory agencies, cannot be predicted, but they may have a material effect on the business and results of the Company and its subsidiary.

The Company is regulated as a bank holding company under the Bank Holding Company Act of 1956, as amended by the 1999 financial modernization legislation known as the Gramm-Leach-Bliley Act (the “BHC Act”). As such, it is subject to the supervision and enforcement authority of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks, performing certain servicing activities for subsidiaries, and activities that the Federal Reserve Board has determined, by order of regulation in effect prior to the enactment of the BHC Act, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. As a result of the Gramm-Leach-Bliley Act amendments to the BHC Act, a bank holding company that meets certain requirements and opts to become a “financial holding company” may engage in any activity, or acquire and retain the shares of any company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the U.S. Secretary of the Treasury) or (2) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments in commercial and financial companies.

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

Banking regulations restrict the amount of dividends that a bank may pay to its stockholders. Thus, the Company’s ability to pay dividends to its shareholders will be limited by statutory and regulatory restrictions. Illinois’ banking laws restrict the payment of cash dividends by a state bank by providing, subject to certain exceptions, that dividends may be paid only out of net profits then on hand after deducting its losses and bad debts. Federal law generally prohibits a bank from making any capital distribution (including payment of a dividend) or paying any management fee to its parent company if the depository institution would thereafter be undercapitalized. The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies which provides that dividends should only be paid out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality, and overall financial condition. The Federal Reserve Board’s policies also provide that a bank holding company should serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. These policies could also impact the Company’s ability to pay dividends

The FDIC may prevent an insured bank from paying dividends if the Bank is in default of payment of any assessment due to the FDIC. In addition, the FDIC may prohibit the payment of dividends by a bank, if such payment is determined, by reason of the financial conditions of the bank, to be an unsafe and unsound banking practice.

For additional information on the lender covenants that potentially restrict the declaration of dividends, see the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Dividends”.

The Company’s Banking Subsidiary

The Bank is regulated by the Federal Deposit Insurance Corporation (the “FDIC”), as its primary federal regulator. The Bank is subject to the provisions of the Federal Deposit Insurance Act and examination by the FDIC. As an Illinois state–chartered bank, the Bank is also subject to examination by the Illinois Department of Financial and Professional Regulation. The examinations by the various regulatory authorities are designed for the protection of bank depositors and the solvency of the FDIC Deposit Insurance Fund.

The federal and state laws and regulations generally applicable to the Bank regulate, among other things, the scope of business, its investments, reserves against deposits, the nature and amount of and collateral for loans, and the location of banking offices and types of activities which may be performed at such offices. Both the Illinois Department of Financial and Professional Regulation and the FDIC have enforcement authority over the Bank, including the authority to appoint a conservator or receiver under certain circumstances.

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

The Bank’s deposits are insured up to applicable legal limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC amended its risk-based assessment system in 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned, with the least risky institutions paying the lowest assessments. The FDIC has authority to increase insurance assessments and any material such increase would likely have an adverse effect on the operating expenses and operating results of the Bank.

Capital Requirements

The Federal Reserve Board and the FDIC have established guidelines for risk-based capital of bank holding companies and banks. These guidelines establish a risk adjusted ratio relating total capital to risk-weighted assets and off-balance sheet exposures. These capital guidelines primarily define the components of capital, categorize assets into different risk classes, and include certain off-balance sheet items in the calculation of capital requirements. Generally, Tier 1 capital consists of shareholders’ equity less intangible assets and unrealized gain or loss on securities available for sale, and Tier 2 capital consists of Tier 1 capital plus qualifying loan loss reserves. The agencies also apply leverage requirements which establish a required ratio of Tier 1 capital to total adjusted assets.

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

Federal banking regulators are required to take specified mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. An institution in any of the undercapitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency and such capital plan must be guaranteed by any parent holding company in an amount of the lesser of 5% of the institution’s assets or the amount of the capital deficiency. An undercapitalized institution is also generally prohibited from paying any dividends, increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval.

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

Federal Taxation

The Company files a consolidated federal income tax return. To the extent a member incurs a net loss that is utilized to reduce the consolidated federal tax liability, that member will be reimbursed for the tax benefit utilized from the member incurring federal tax liabilities.

Amounts provided for income tax expense are based upon income reported for financial statement purposes and do not necessarily represent amounts currently payable to federal and state tax authorities. Deferred income taxes, which principally arise from the temporary difference related to the recognition of certain income and expense items for financial reporting purposes and the period in which they affect federal and state tax income, are included in the amounts provided for income taxes.

State Taxation

The Bank is required to file Illinois income tax returns and pay tax at an effective tax rate of 7.30% of Illinois taxable income. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications the primary one of which is the exclusion of interest income on United States obligations.

As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware Corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Item 1A.	Risk Factors

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

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

Short-term market interest rates (which we use as a guide to price our deposits) have until recently risen from historically low levels, while longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin. For the years ended December 31, 2007 and 2006, respectively, our net interest margin was 3.63% compared to 4.00%. If short-term interest rates rise, and if rates on our deposits re-price upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. Recently, however, the U.S. Federal Reserve decreased its target for the federal funds rate from 5.25% to 3.00%. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income. For further discussion of how changes in interest rates could impact us, see “Interest Rate Risk” under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Our emphasis on commercial and construction lending may expose us to increased lending risks.

At December 31, 2007, our loan portfolio consisted of $87.7million, or 38.2% of commercial real estate loans, $39.0 million, or 17.0% of construction loans and $28.2 million, or 12.3% of commercial loans. We intend to continue to increase our emphasis on the origination of commercial type lending. However, this type of loan generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate our capital resources will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth. If we raise capital through the issuance of additional shares of our common stock or other securities, it would dilute the ownership interests of current investors and may dilute the per share book value of our common stock. New investors may also have rights, preferences, and privileges senior to our current shareholders, which may adversely impact our current shareholders.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

We need to generate liquidity to fund our lending activities.

We must have adequate cash or borrowing capacity to meet our customers’ needs for loans and demand for their deposits. We generate liquidity primarily through the origination of new deposits. We also have access to secured borrowings, FHLB borrowings and various other lines of credit. The inability to increase deposits or to access other sources of funds would have a negative effect on our ability to meet customer needs, could slow loan growth and could adversely affect our results of operations.

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

The banking business in the Chicago metropolitan area, in general, is extremely competitive. Several of our competitors are larger and have greater resources than we do and have been in existence a longer period of time. We must overcome historical bank-customer relationships to attract customers away from our competition. We compete with the following types of institutions:

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

Current and future legislation and the policies established by federal and state regulatory authorities will affect our operations. We are subject to supervision and periodic examination by the Federal Deposit Insurance Company as well as the Illinois Department of Financial and Professional Regulation (the “IDFPR”). Our principal subsidiary, Community Bank-Wheaton/ Glen Ellyn, as a state chartered commercial bank, also receives regulatory scrutiny from the FDIC and the IDFPR. Banking regulations are designed primarily for the protection of depositors rather than stockholders, and they may limit our growth and the return to you as an investor by restricting its activities, such as:

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

Our stock trading volume has been low compared to larger bank holding companies. The value of your common stock may be subject to sudden decreases due to the volatility of the price of our common stock.

Although our common stock trades on the OTC Electronic Bulletin Board, it is not traded as regularly as the common stock of larger bank holding companies listed on other stock exchanges, such as the New York Stock Exchange, the Nasdaq Stock Market or the American Stock Exchange. We cannot predict the extent to which investor interest in us will lead to a more active trading market in our common stock or how liquid that market might become. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of our common stock at any given time, which presence is dependent upon the individual decisions of investors, over which we have no control.

The market price of our common stock may be highly volatile and subject to wide fluctuations in response to numerous factors, including, but not limited to, the factors discussed in other risk factors and the following:

•	actual or anticipated fluctuations in our operating results;

•	changes in interest rates;

•	changes in the legal or regulatory environment in which we operate;

•	press releases, announcements or publicity relating to us or our competitors or relating to trends in our industry;

•	changes in expectations as to our future financial performance, including financial estimates or recommendations by securities analysts and investors;

•	future sales of our common stock;

•	changes in economic conditions in our marketplace, general conditions in the U.S. economy, financial markets or the banking industry; and

•	other developments affecting our competitors or us.

These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance. In addition, the stock markets, from time to time, experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies. These broad fluctuations may adversely affect the market price of our common stock, regardless of our trading performance.

We rely on technology to conduct many transactions with our customers and are therefore subject to risks associated with systems failures, interruptions or breaches of security.

Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger, our deposits, and our loans. While we have established policies and procedures to prevent or limit the impact of systems failures, interruptions, and security breaches, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, any compromise of our security systems could deter customers from using our website and our online banking services, both of which involve the transmission of confidential information. Although we rely on commonly used security and processing systems to provide the security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from compromises or breaches of security.

In addition, we outsource certain of our data processing to certain third-party providers. If our third-party providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for customer transactions could be affected, and our business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any systems failure, interruption, or breach of security could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to civil litigation and possible financial liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The following table sets forth information related to the Company’s properties utilized in the Company’s business. These properties are suitable and adequate for the Company’s business needs.

Entity	Description	Address	City/State	Approximate Square Feet	Owned/ Leased
Community Bank-Wheaton/Glen Ellyn	Main office	357 Roosevelt Road	Glen Ellyn, IL	10,000	Owned

Community Bank-Wheaton/Glen Ellyn	Wheaton office	100 N. Wheaton Ave.	Wheaton, IL	12,500	Owned

Community Bank-Wheaton/Glen Ellyn	County Farm office	370 S. County Farm Rd.	Wheaton, IL	7,000	Owned

Community Bank-Wheaton/Glen Ellyn	North Wheaton office	1901 Gary Ave.	Wheaton, IL	4,700	Owned

Item 3.	Legal Proceedings

Neither the Company nor the Bank is a party to, and none of their property is subject to, any material legal proceedings at this time.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 1, 2008, the Company’s stock was held by approximately 550 shareholders. The Company’s stock is quoted on the Over-the-Counter Electronic Bulletin Board (“OTCBB”) under the symbol “CFIS”. The following table sets forth quarterly high and low sales information reported on the OTCBB for the Company’s common stock for the years ended December 31, 2007 and 2006. These quotes reflect inter-dealer prices without mark-ups, mark-downs or commissions and may not necessarily reflect actual transactions.

On August 14, 2007, the Company commenced a self-tender offer to purchase up to 200,000 shares of its common stock. Company shareholders were given the opportunity to sell part or all of their shares to the Company at a price of $26.00 per share. The offer to purchase shares expired on September 28, 2007. On October 1, 2007, the Company announced that it accepted for purchase 125,698 shares of its common stock, representing 9.1% of the outstanding shares of Company common stock, at a purchase price of $26.00 per share for a total cost of $3.3 million, excluding fees and expenses relating to the offer. There were no purchases by the Company of its common stock during 2006.

The share prices and dividends paid shown below have been adjusted for a two-for-one stock split, which was effective December 27, 2006.

Common Stock Price and Dividend History

	High	Low	Dividend (per share)
2007
First Quarter	$24.00	$22.50	$0.060
Second Quarter	23.00	22.40	0.060
Third Quarter	26.50	22.50	0.060
Fourth Quarter	25.60	25.60	0.060

2006
First Quarter	$23.50	$22.50	$0.035
Second Quarter	23.75	22.75	0.035
Third Quarter	23.50	23.00	0.035
Fourth Quarter	24.13	23.00	0.060

It has been a policy of the Company to pay only small to moderate dividends so as to retain earnings to support growth. Dividends declared in 2007 were approximately $398,000 or 23.9% of after tax earnings. In 2006, dividends of $227,000 represented 10.4% of after tax earnings. Dividends are paid quarterly.

Item 6.	Selected Financial Data

Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(All table dollar amounts in Item 7 are in thousands, except share data)

The following presents management’s discussion and analysis of the results of operations and financial condition of Community Financial Shares, Inc. (the “Company”) as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto and other financial data appearing elsewhere in this document.

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

Overview

The Company is a bank holding company. Through its wholly-owned subsidiary bank, Community Bank–Wheaton/Glen Ellyn, (the “Bank”) the Company provides financial and other banking services to customers located primarily in Wheaton and Glen Ellyn and surrounding communities in DuPage County, Illinois. The Company was formed in July 2000 for the purpose of providing financial flexibility as a holding company for the Bank.

The Company’s principal source of revenue is loans made within the Company’s geographic market area. The Company has experienced consistent loan growth, balancing increased competition from other lending sources with the Company’s desire to remain “well capitalized” under bank regulatory guidelines.

The Bank was established as a state-chartered federally insured commercial bank on March 1, 1994 and opened for business November 21, 1994 on Roosevelt Road in Glen Ellyn. The Bank opened a second location in downtown Wheaton on November 21, 1998. A third location was opened on County Farm Road in Wheaton on March 24, 2005 and a fourth full-service facility was opened in north Wheaton on November 21, 2007.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheets and reflects the yield on average earning assets and cost of average interest-bearing liabilities for the years indicated. Such yields and costs are derived by dividing interest income or expense by the average balance of assets or liabilities. The average balance sheet amounts for loans include balances for nonperforming loans. The yields and costs include fees that are considered adjustments to yields.

(Dollars in thousands)	2007		2006		2005
	Average Balance	Yield/ Rate (%)	Average Balance	Yield/ Rate (%)	Average Balance	Yield/ Rate (%)
Interest-earning assets:
Federal funds sold	$629	5.18%	$681	4.95%	$2,734	2.76%
Taxable securities	23,363	5.10%	19,091	3.83%	26,959	3.37%
Tax-exempt securities	14,537	4.32%	14,378	4.30%	12,130	4.27%
Loans	206,884	7.33%	199,015	7.25%	175,789	6.38%
Interest-bearing deposits	2,096	5.25%	1,640	4.56%	4,151	3.09%
FHLB stock	5,398	1.60%	8,688	3.00%	10,496	4.37%

Total interest-earning assets	$252,907	6.81%	$243,493	6.63%	$232,259	5.73%

Total non-interest-earning assets	26,812		24,917		21,287

Total assets	$279,719		$268,410		$253,546

Interest-bearing liabilities:
Deposits
NOW	$35,162	0.63%	$36,177	0.56%	$34,166	0.41%
Savings	26,067	0.69%	30,872	0.74%	34,937	0.55%
Money market	41,031	2.94%	42,308	2.30%	57,620	1.69%
Time	107,384	4.99%	92,135	4.49%	68,443	3.43%
FHLB advances	13,810	5.12%	10,396	4.74%	6,110	3.44%
Federal funds purchased and Repurchase agreements	1,481	5.18%	1,224	5.28%	675	3.25%
Subordinated debentures	3,668	7.93%	3,609	8.66%	3,609	7.14%

Total interest-bearing Liabilities	$228,603	3.52%	$216,721	2.96%	$205,560	2.01%

Non-interest-bearing liabilities:	30,415		32,014		30,266
Stockholders’ equity	20,701		19,675		17,720

Total liability and Stockholders’ equity	$279,719		$268,410		$253,546

Net interest spread		3.29%		3.67%		3.72%

Net interest income to average interest-earning assets		3.63%		4.00%		3.94%

Rate/Volume Analysis. The following table allocates changes in interest income and interest expense in 2007 compared to 2006 and in 2006 compared to 2005 between amounts attributable to changes in rate and changes in volume for the various categories of interest-earning assets and interest-bearing liabilities. The changes in interest income and interest expense due to both volume and rate have been allocated proportionally.

	(Dollars in thousands)
	2007 Compared to 2006			2006 Compared to 2005
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
Interest Earning Assets:
Federal Funds Sold	$2	$(3)	$(1)	$37	$(79)	$(42)
Taxable securities	281	179	460	94	(293)	(199)
Tax exempt securities	3	7	10	3	97	100
Loans receivable	159	575	734	1,436	1,600	3,036
FHLB stock and other	(59)	(79)	(138)	(88)	(151)	(239)

Total interest-earning assets	386	679	1,065	1,482	1,174	2,656

Interest-bearing liabilities
Deposits	1,192	232	1,424	1,768	118	1,886
FHLB Advances and other borrowed funds	41	186	227	76	220	296
Subordinated Debentures	(27)	5	(22)	63	0	63

Total int.-bearing liabilities	1,206	423	1,629	1,907	338	2,245
Change in net interest income	$(819)	$256	$(564)	$(425)	$836	$411

Comparison of Financial Condition for the Years Ended December 31, 2007 and December 31, 2006

Total assets as of December 31, 2007 were $298.3 million, which represented an increase of $26.6 million, or 9.8%, compared to $271.7 million at December 31, 2006. The change in total assets was primarily due to increases in loans receivable and premises and equipment. Loans receivable, net, increased by $27.9 million, or 14.0%, to $227.7 million at December 31, 2007 as compared to $199.8 million at December 31, 2006. The increase in loans receivable was attributable to a $13.4 million increase in the Bank’s home equity lines of credit, an $11.1 million increase in the construction loan portfolio, a $2.1 million increase in commercial real estate loan portfolio, and a $1.9 million increase in the commercial loan portfolio. The increase in loans is due to continued strong business relationships maintained by our loan staff, increased advertising and increases in loan staff levels. In addition, economic and demographic factors continued to be generally positive in the Company’s market area in 2007, but the local competition continues to increase at a high rate making growth increasingly harder to achieve. Once again, during 2007, competitors opened new banking facilities within the Company’s market area. Premises and equipment increased $3.0 million, or 21.9%, to $16.5 million at December 31, 2007 as compared to $13.5 million at December 31, 2006. The increase in premises and equipment is primarily due to the Company’s new full-service location in Wheaton, Illinois. This facility in north Wheaton was opened in November 2007. These increases were partially offset by decreases in cash and cash equivalents and investment securities. Cash and cash equivalents decreased by $2.8 million, or 26.7%, to $7.8 million at December 31, 2007 as compared to $10.6 million at December 31, 2006. This decrease was the result of using cash from interest-bearing accounts to fund loan demand. Investment securities decreased $1.7 million, or 5.0%, to $33.2 million at December 31, 2007 as compared to $34.9 million at December 31, 2006. This decrease was partially due to the sale of securities during 2007, which was used to fund loan growth.

The growth in total assets was funded by increases in deposits and borrowed money. Deposits increased $14.3 million, or 6.1%, to $249.0 million at December 31, 2007 as compared to $234.7 million at December 31, 2006. The increase in deposits is primarily due to increased advertising of special promotional rates and to a lesser extent the opening of the new north Wheaton facility. Borrowed money represented by FHLB advances and federal funds increased $7.0 million and $7.5 million, respectively. The level of borrowed money increased to $25.0 million at December 31, 2007 as compared to $10.5 million at December 31, 2006. The increase in borrowing has become necessary due to the funding need created by the rapid growth in loans. Stockholders’ equity decreased $2.1 million, or 9.8%, to $18.5 million at December 31, 2007 from $20.6 million at December 31, 2006. The decrease in stockholders’ equity was primarily the result of the successful completion of the Company’s tender offer on October 1, 2007. The tender offer resulted in the Company purchasing 125,698 shares of common stock at a price of $26.00 per share or an aggregate of $3.3 million. Also contributing to the decrease were dividends declared of $398,000 and a decrease of $134,000 in the Company’s accumulated other comprehensive income relating to the change in fair value of its available-for-sale investment portfolio. These decreases were partially offset by the Company’s net income for the year ended December 31, 2007. Adjusted for the two-for-one stock split effective December 27, 2006, book value per share decreased from $14.96 at December 31, 2006 to $14.85 per share at year-end 2007. This decrease is primarily due to the effect of the tender offer.

Comparison of Operating Results for the Years Ended December 31, 2007 and December 31, 2006

General. The Company’s net income decreased $519,000, to $1.7 million for the year ended December 31, 2007, from $2.2 million for the year ended December 31, 2006.

Interest Income. Interest income increased $1.1 million, or 6.6%, to $17.2 million for the year ended December 31, 2007, compared with 2006. This increase resulted from an increase in average interest-earning assets and an increase in average yield. The largest component was an increase of $735,000 in loan interest income. This resulted from an increase in average balance of $7.9 million and an increase in average yield of 8 basis points to 7.33% for the year ended December 31, 2007 from 7.25% for the comparable prior year period. In addition, interest income on taxable securities increased $460,000. This resulted from an increase in average balance of $4.2 million and an increase in average yield of 129 basis points to 5.10% for the year ended December 31, 2007 from 3.81% for the year ended December 31, 2006. This was partially offset by a decrease of $174,000 in Federal Home Loan Bank dividends for the year ended December 31, 2007. This resulted from a decrease in average balance of $3.3 million and a decrease in yield of 140 basis points to 1.60% for the year ended December 31, 2007 from 3.00% for the comparable prior year period and to a lesser extent, due to the FHLB of Chicago’s not having paid a dividend for the third or fourth quarter in 2007, which amounts totaled $110,000 in 2006. Overall, the average yield on the Bank’s interest-earning assets increased by 18 basis points to 6.81% for the year ended December 31, 2007 from 6.63% for the year ended December 31, 2006. The average balance of interest-earning assets increased by $9.4 million, or 3.9%, to $252.9 million for the year ended December 31, 2007 from $243.5 million in 2006.

Interest Expense. Interest expense increased by $1.6 million, or 25.4%, to $8.0 million for the year ended December 31, 2007, from $6.4 million for the year ended December 31, 2006. This increase resulted from both the increase in the average balance of interest-bearing liabilities and an increase in the average rate paid on interest-bearing liabilities. The average balance of interest-bearing deposits increased $8.1 million, or 4.1%, to $209.6 million for the year ended December 31, 2007 from $201.5 million for the comparable period in 2006. The average rate paid on total deposits increased 57 basis points to 3.32% for the year ended December 31, 2007 from 2.75% for the year ended December 31, 2006. Interest expense resulting from borrowed money increased by $205,000. The average balance of borrowed money increased $3.8 million to $19.0 million for the year ended December 31, 2007 from $15.2 million for the comparable period in 2006. This increase in the average balance was partially offset by a decrease in the average rate paid on borrowed money of 4 basis points to 5.67% for the year ended December 31, 2007 from 5.71% for the comparable period in 2006.

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

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses decreased $564,000, or 5.8%, to $9.2 million for the year ended December 31, 2007 from $9.7 million for 2006. The average balance of interest-earning assets increased $9.4 million for the year ended December 31, 2007 compared to the prior year period. The increase in interest-earning assets was primarily the result of increases in the average balance of loans of $7.9 million and a $4.3 million increase in taxable securities. These increases were partially offset by a $3.3 million decrease in FHLB stock. In addition, the average balance of interest-bearing liabilities increased $11.9 million for the year ended December 31, 2007 compared to the prior year period. The increase in interest-bearing liabilities was primarily the result of increases in the average balance of certificates of deposit of $15.2 million and $3.4 million in FHLB advances. These increases were partially offset by decreases in regular savings of $4.8 million, $1.3 million in money market accounts and $1.0 million in NOW accounts. Net interest margin decreased 37 basis points to 3.63% for the year ended December 31, 2007 from 4.00% for the comparable period in 2006. Increasing net interest margin is dependent on the Bank’s ability to generate higher yielding assets and lower-cost deposits. Management continues to closely monitor the net interest margin.

Provision for Loan Losses. The Bank’s provision for loan losses increased by $255,000 to $420,000 for the year ended December 31, 2007 from $165,000 in 2006. The increase in the provision was the result of the Bank’s loan growth during the year as well as management’s quarterly analysis of the allowance for loan loss. Loan portfolio quality remained strong as nonperforming loans increased slightly to $697,000 at December 31, 2007 from $669,000 at December 31, 2006. The ratio of the allowance for loan losses to nonperforming loans totaled 282.6% and 231.2% at December 31, 2007 and December 31, 2006, respectively. Management periodically performs an allowance sufficiency analysis based on the portfolio composition, asset classifications, loan-to-value ratios, impairments in the current portfolio, and other factors. This analysis is designed to reflect credit losses for specifically identified loans, as well as credit losses in the remainder of the portfolio. The reserve methodology employed by management reflects the difference in degree of risk between the various categories of loans in the Bank’s portfolio. The reserve methodology also critically assesses those loans adversely classified in the portfolio by management. Management believes that the allowance for loan losses is currently adequate to cover probable losses in the existing loan portfolio. While management estimates loan losses using the best available information, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management’s control. In addition, the FDIC, as an integral part of their examination process, periodically reviews the Bank’s allowance for loan losses. As a result of their review they may require the Bank to make additional provisions for estimated losses based upon judgments different from those of management.

Noninterest Income. Noninterest income consists primarily of service charges on customer deposit accounts, mortgage loan origination fees, and other service charges and fees. Noninterest income increased $937,000, or 72.6% to $2.2 million for the year ended December 31, 2007 as compared to the comparable prior year period primarily due to increases in life insurance death benefit of $478,000, mortgage origination fee income of $215,000, gain on sale of securities of $50,000 and an increase of $69,000 in service charges on deposit accounts, which is partially due to an increase in the number of deposit accounts. The increase in mortgage origination income is due to a greater emphasis placed on this area which included an expansion of the mortgage department.

Noninterest Expenses. Noninterest expense increased $1.2 million, or 16.4%, to $9.0 million for the year ended December 31, 2007 from $7.8 million from the prior year period. This increase is primarily due to increases in compensation and benefits of $574,000, building and equipment expense of $150,000, data processing expense of $78,000, advertising and marketing of $76,000 and $21,000 was related to professional fees associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002. In addition, noninterest expense for the year ended December 31, 2007 includes $46,000 associated with the self-tender offer mentioned earlier and an unamortized placement fee totaling $79,000 in connection with the redemption of trust preferred securities issued by its subsidiary Community Financial Shares Statutory Trust I. The increase in compensation and benefits expense is the result of annual merit increases and the addition of staff for the expanded mortgage department and to staff the new north Wheaton facility. The Company had 84 and 70 full-time equivalent employees at December 31, 2007 and 2006, respectively. The increase in building and equipment expense are due to higher real estate taxes as well as a higher level of depreciation expense directly related to the new facility.

Income Tax Expense. Income tax expense totaled $284,000 for the year ended December 31, 2007 compared to $918,000 for the comparable period in 2006. The decrease in the provision for income taxes was partially the result of a decrease in pretax income of $1.2 million, to $2.0 million for the year ended December 31, 2007 from $3.1 million for the same period in 2006. The effective income tax rate decreased to 14.6% for the year ended December 31, 2007 from 29.6% for the preceding year. The decrease in the effective tax rate is primarily due to the $478,000 life insurance benefit, which is tax-exempt, received in 2007.

Asset/Liability Management

The primary objectives of the Company’s asset/liability management policies are to:

a) Manage and minimize interest rate risk;

b) Manage the investment portfolio to maximize yield;

c) Assess and monitor general risks of operations; and

d) Maintain adequate liquidity to meet the withdrawal requirements of depositors and the financing needs of borrowers.

Liquidity

The Company’s primary source of funds is dividends it receives from the Bank. Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits for the current year plus those of the previous two years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. Total stockholder’s equity of the Bank totaled $21.2 million at December 31, 2007, of which $20.9 million was restricted from dividend distribution to the Company. The Bank’s primary sources of funds are deposits, proceeds from principal and interest payments on loans, maturities of securities, federal funds purchased, and to a lesser extent advances from the Federal Home Loan Bank. While maturities and scheduled amortization of loans and securities are generally predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

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

A primary investing activity of the Company is the origination of loans. Loans made to customers, net of principal collections, were $28.9 million in 2007, $7.3 million in 2006 and $27.9 million in 2005. The Company’s strongest loan growth was in the home equity line of credit lending sector with the loans in this category increasing by $13.4 million. Construction loans increased by $11.1 million, commercial real estate loans increased $2.1 million and commercial loans increased $1.9 million.

Deposits grew by $14.3 million, $5.0 million and $18.3 million in 2007, 2006 and 2005, respectively. Despite intense competition for deposits from the many financial institutions in the Company’s market area, the Company has been successful in attracting sufficient deposits to provide for the majority of its funding needs. However, funding through retail deposits continues to grow more challenging as well as more expensive than in past years.

During 2007, the Company took out an additional $7.0 million in fixed rate advances with the Federal Home Loan Bank of Chicago bringing the total FHLB borrowings to $17.5 million. The advances were taken to provide for immediate funding needs as well as for future loan growth.

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

The Company’s strategy for credit risk management includes conservative credit policies and underwriting criteria for all loans, as well as an overall credit limit for each customer significantly below legal lending limits. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit quality reviews and management reviews of large credit exposures and loans experiencing deterioration of credit quality.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS 159) which will permit entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the Fair Value Option). The Fair Value Option permits all entities to choose to measure eligible items at fair value at specified election dates. An entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is expected to improve financial reporting by providing entities with the opportunity to mitigate volatility without having to apply complex hedge accounting provisions and is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company has not elected to measure any financial instruments at fair value under SFAS 159 as of December 31, 2007.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations where the acquisition date is on or after fiscal years beginning after December 15, 2008. Earlier adoption is not allowed. The Company does not believe that the adoption of SFAS 141R will have a significant impact on its financial condition or results of operations.

In December 2007, the FASB issues SFAS 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. The effective date of SFAS 160 is the same as that for SFAS 141R. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial condition or results of operation.

In September 2006, the Emerging Issues Task Force Issue 06-4 (EITF 06-4), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split–Dollar Life Insurance Arrangements, was ratified. EITF 06-4 addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying EITF 06-4 must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. For calendar year companies, EITF 06-4 is effective beginning January 1, 2008. Early adoption is permitted as of January 1, 2007. We do not expect the adoption of EITF 06-4 to have a material effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company monitors and manages risks associated with changes in interest rates and mismatched asset and deposit maturities. Significant changes in rates can adversely affect net interest income, market value of securities, and the economic value of equity. Based on the Company’s current simulation model, the following schedule indicates the estimated effects of an immediate upward rate shift of 100, 200 and 300 basis points as of December 31, 2007. As of December 31, 2006, these effects totaled 3.9%, 7.8% and 11.7% for net interest income and -4.4%, -8.4% and -12.1% for market value of securities.

	100 Basis Point Rate Shift Up	200 Basis Point Rate Shift Up	300 Basis Point Rate Shift Up
Net interest income	+9.0%	+18.0%	+26.9%
Market value of securities	-5.4%	-10.3%	-14.7%

Based on the Company’s current simulation model, the following schedule indicates the estimated effects of an immediate downward rate shift of 100, 200, 300 basis points as of December 31, 2007. As of December 31, 2006, these effects totaled -0.9%, -3.7% and -7.2% for net interest income and 4.3%, 9.0% and 14.0% for market value of securities.

	100 Basis Point Rate Shift Down	200 Basis Point Rate Shift Down	300 Basis Point Rate Shift Down
Net interest income	-6.1%	-12.3%	-18.6%
Market value of securities	+5.4%	+11.4%	+18.1%

All measures of interest rate risk are within policy guidelines.

Item 8.	Financial Statements

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Community Financial Shares, Inc.

Glen Ellyn, Illinois

We have audited the accompanying consolidated balance sheets of Community Financial Shares, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Financial Shares, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Indianapolis, Indiana

March 26, 2008

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

(Dollars in thousands)

	2007	2006
ASSETS

Cash and due from banks	$7,789	$6,532
Interest bearing deposits	—	2,097
Federal funds sold	—	2,000

Cash and cash equivalents	7,789	10,629

Securities available for sale	33,163	34,924
Loans, less allowance for loan losses of $1,970 and $1,549	227,736	199,820
Loans held for sale	600	—
Federal Home Loan Bank stock	5,398	5,398
Premises and equipment, net	16,515	13,544
Cash value of life insurance	5,247	5,462
Interest receivable and other assets	1,863	1,964

Total assets	$298,311	$271,741

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$249,032	$234,725
Federal Home Loan Bank advances	17,500	10,500
Federal funds purchased	7,500	—
Subordinated debentures	3,609	3,609
Interest payable and other liabilities	2,165	2,306

Total liabilities	279,806	251,140

Stockholders’ equity
Common stock - no par value, 5,000,000 shares authorized; 1,250,880 and 1,375,228 issued and outstanding	—	—
Paid-in capital	4,999	8,231
Retained earnings	13,630	12,361
Accumulated other comprehensive income (loss)	(124)	9

Total stockholders’ equity	18,505	20,601

Total liabilities and stockholders’ equity	$298,311	$271,741

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2007 and 2006

(Dollars in thousands, except per share data)

	2007	2006
Interest income
Loans	$15,164	$14,429
Securities
Taxable	1,191	731
Exempt from federal income tax	627	618
Federal funds sold	33	34
Federal Home Loan Bank dividends and other	197	335

Total interest income	17,212	16,147

Interest expense
Deposits	6,968	5,544
Federal Home Loan Bank advances and other borrowed funds	784	557
Subordinated debentures	291	313

Total interest expense	8,043	6,414

Net interest income	9,169	9,733
Provision for loan losses	420	165

Net interest income after provision for loan losses	8,749	9,568

Noninterest income
Service charges on deposit accounts	578	509
Gain on sale of loans	384	170
Other service charges and fees	723	608
Gain on sale of fixed assets	14	3
Life insurance benefit	478	—
Gain on sale of securities	50	—

Total noninterest income	2,227	1,290

Noninterest expense
Salaries and employee benefits	4,928	4,354
Net occupancy expense	593	481
Equipment expense	510	472
Data processing	684	606
Advertising and marketing	455	379
Professional fees	403	326
Other operating expenses	1,452	1,136

Total noninterest expense	9,025	7,754

Income before income taxes	1,951	3,104

Income tax expense	284	918

Net income	$1,667	$2,186

Earnings per share
Basic	$1.24	$1.59
Diluted	1.24	1.59

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2007 and 2006

(Dollars in thousands, except share data)

	Number of Common Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2006	1,371,078	$8,148	$10,402	$(81)	$18,469

Comprehensive income
Net income	—	—	2,186	—	2,186
Change in unrealized gain on securities available for sale, net of tax of $5	—	—	—	90	90

Total comprehensive Income					2,276

Cash dividends ($0.165 per share)	—	—	(227)	—	(227)
Tax benefit of stock options exercised		20			20
Amortization of stock option compensation		13			13
Exercise of stock options, net of tax	4,150	50	—	—	50

Balance at December 31, 2006	1,375,228	8,231	12,361	9	20,601

Comprehensive income
Net income	—	—	1,667	—	1,667
Change in unrealized gain on securities available for sale, net of tax of $85	—	—	—	(133)	(133)

Total comprehensive Income					1,534

Cash dividends ($0.30 per share)	—	—	(398)	—	(398)
Stock repurchase	(125,698)	(3,268)	—	—	(3,268)
Tax benefit of stock options exercised	—	8	—	—	8
Amortization of stock option compensation	—	14	—	—	14
Exercise of stock options, net of tax	1,350	14	—	—	14

Balance at December 31, 2007	1,250,880	$4,999	$13,630	$(124)	$18,505

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2007 and 2006

(Dollars in thousands)

	2007	2006
Cash flows from operating activities
Net income	$1,667	$2,186
Adjustments to reconcile net income to net cash provided by operating activities
Amortization on securities, net	67	123
Federal Home Loan Bank stock dividends	—	—
Depreciation	557	482
Provision for loan losses	420	165
Gain on sale of securities	(50)	—
Gain on sale of loans	(384)	(170)
Originations of loans for sale	(20,302)	(10,450)
Proceeds from sales of loans	20,086	10,620
Deferred income taxes	(174)	(427)
Tax benefit of stock options exercised	(8)	(20)
Compensation cost of stock options	14	13
Change in cash value of life insurance	(693)	(223)
Change in interest receivable and other assets	616	(321)
Change in interest payable and other liabilities	(34)	449

Net cash provided by operating activities	1,782	2,427

Cash flows from investing activities
Purchases of securities available for sale	(12,952)	(7,144)
Maturities and calls of securities available for sale	7,047	10,133
Proceeds from sales of securities available for sale	7,431	—
Net increase in loans	(28,337)	(7,322)
Proceeds of life insurance benefit	478	—
Federal Home Loan Bank stock redemptions	—	5,344
Premises and equipment expenditures, net	(3,528)	(2,467)

Net cash used in investing activities	(29,861)	(1,456)

Cash flows from financing activities
Change in
Non-interest bearing and interest bearing demand deposits and savings	3,442	(17,391)
Certificates and other time deposits	10,866	22,412
Short-term borrowings	7,500	(5,000)
Proceeds from borrowings	25,109	2,000
Repayment of borrowings	(18,109)	—
Purchase of stock	(3,268)	—
Exercise of stock options	14	50
Tax benefit of stock options exercised	8	20
Dividends paid	(323)	(227)

Net cash provided by financing activities	25,239	1,864

Net change in cash and cash equivalents	(2,840)	2,835
Cash and cash equivalents at beginning of year	10,629	7,794

Cash and cash equivalents at end of year	$7,789	$10,629

Supplemental disclosures
Interest paid	$7,939	$6,035
Income taxes paid	529	1,105

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements include Community Financial Shares, Inc. (the “Holding Company”) and its wholly owned subsidiary, Community Bank - Wheaton/Glen Ellyn (the “Bank”) together referred to herein as the Company.

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

Stock Compensation: At December 31, 2007, the Company maintained a stock-based employee compensation plan, which is described more fully in Note 14. Prior to 2006, the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, in 2005, no stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock at the grant date.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. The Company selected the modified prospective application. Accordingly, after January 1, 2006, the Company began expensing the fair value of stock options granted, modified, repurchased or cancelled.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities, computed using enacted tax rates.

Off-Balance-Sheet Financial Instruments: Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customers’ financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

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

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Holding Company or by the Holding Company to its stockholders. These restrictions pose no practical limit on the ability of the Bank or the Holding Company to pay dividends at historical levels.

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

Adoption of New Accounting Standards: The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income axes—an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company did not identify any uncertain tax positions that it believes should be recognized in the financial statements.

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

Cash on hand or on deposit with the Federal Reserve Bank of $1,930,000 was required to meet regulatory reserve and clearing requirements at year-end 2007.

NOTE 3 - SECURITIES AVAILABLE FOR SALE

The fair value of securities available for sale at year end is as follows:

2007	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U. S. government agencies	$12,773	$17	$(14)
States and political subdivisions	12,780	145	(178)
Mortgage-backed	6,748	11	(70)
Preferred stock	380	—	(120)
SBA-guaranteed	482	7	(3)

	$33,163	$180	$(385)

NOTE 3 - SECURITIES AVAILABLE-FOR-SALE (Continued)

2006	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U. S. government agencies	$10,631	$—	$(84)
States and political subdivisions	14,347	288	(49)
Mortgage-backed	9,316	14	(164)
SBA-guaranteed	630	10	—

	$34,924	$312	$(297)

Securities classified as U. S. government agencies include notes issued by government-sponsored enterprises such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank. The SBA-guaranteed securities are pools of the loans guaranteed by the Small Business Administration.

The fair values of securities available for sale at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$2,217	$2,208
Due after one year through five years	2,282	2,294
Due after five years through ten years	5,984	6,034
Due after ten years	15,098	15,017

	25,581	25,553
Mortgage-backed	6,806	6,748
Preferred stock	500	380
SBA guaranteed	478	482

	$33,365	$33,163

Securities with a carrying value of approximately $12,826,000 and $14,972,000 at December 31, 2007 and 2006 were pledged to secure public deposits, Federal Home Loan Bank advances and for other purposes as required or permitted by law.

Sales of securities for the last two years were as follows:

	2007	2006
Proceeds	$7,431	$—
Gross gains	82	—
Gross losses	(32)	—
Tax expense	17	—

NOTE 3 - SECURITIES AVAILABLE-FOR-SALE (Continued)

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2007 and 2006 was $17,877,000 and $18,931,000, respectively which is approximately 53.9% and 54.2% of the Company’s investment portfolio, respectively. These declines primarily resulted from increases in market interest rates.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following tables shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007 and 2006:

2007 Description of Securities	Less than 12 Months		12 Months or More		Total Fair Value	Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. government agencies	$3,103	$(6)	$1,992	$(8)	$5,095	$(14)
State and political subdivisions	4,386	(153)	2,345	(25)	6,731	(178)
Preferred stock	380	(120)	—	—	380	(120)
SBA guaranteed	109	(3)	—	—	109	(3)
Mortgage-backed securities	1,248	(6)	4,423	(63)	5,671	(70)

Total temporarily impaired securities	$9,226	$(289)	$8,760	$(96)	$17,986	$(385)

2006 Description of Securities	Less than 12 Months		12 Months or More		Total Fair Value	Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. government agencies	$2,770	$(5)	$5,863	$(79)	$8,633	$(84)
State and political subdivisions	363	(3)	2,746	(46)	3,109	(49)
Mortgage-backed securities	200	(1)	6,989	(163)	7,189	(164)

Total temporarily impaired securities	$3,333	$(9)	$15,598	$(288)	$18,931	$(297)

NOTE 4 - LOANS

The Company has a geographic concentration of loan and deposit customers within the Chicago metropolitan area. Most of the loans are secured by specific items of collateral including commercial and residential real estate and other business and consumer assets. Commercial loans are expected to be repaid from cash flow from operations of businesses.

NOTE 4 - LOANS (Continued)

Loans consisted of the following at December 31 2007 and 2006:

	2007	2006
Real estate
Commercial	$87,746	$85,598
Construction	39,016	27,903
Residential	21,279	21,526
Home equity	51,498	38,132

Total real estate loans	199,539	173,159
Commercial	28,228	26,318
Consumer	1,895	1,876

Total loans	229,662	201,353
Deferred loan costs, net	44	16
Allowance for loan losses	(1,970)	(1,549)

Loans, net	$227,736	$199,820

The Bank has entered into transactions with certain directors and their affiliates (related parties). Such related party transactions were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral with respect to loans) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, no related party loan involved more than normal risk of collectibility or presented other unfavorable features.

The aggregate amount of loans to such related parties were as follows:

Balances, January 1, 2007	$1,664
New loans including renewals	1,013
Payments, etc., including renewals	(847)

Balances, December 31, 2007	$1,830

Activity in the allowance for loan losses is summarized below:

	2007	2006
Balance at beginning of year	$1,549	$1,381
Provision for loan losses	420	165
Charge-offs	(14)	(20)
Recoveries	15	23

Balance at end of year	$1,970	$1,549

NOTE 4 - LOANS (Continued)

Impaired loans were not material in 2007 or 2006. Interest income recognized on impaired loans in 2007, 2006 and 2005 was not material.

Nonperforming loans were as follows:

	2007	2006
Loans past due over 90 days still on accrual	$635	$645
Nonaccrual loans	62	25

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at year end:

	2007	2006
Land	$4,028	$4,028
Building	12,286	9,187
Construction in progress	—	217
Furniture and equipment	2,512	2,046

Total cost	18,826	15,478
Accumulated depreciation	(2,311)	(1,934)

Net book value	$16,515	$13,544

NOTE 6 - DEPOSITS

	2007	2006
Non-interest bearing DDA	$28,289	$29,186
NOW	39,584	37,579
Money market	39,386	33,954
Regular savings	24,397	27,490
Certificates and time deposits, $100,000 and over	40,712	33,515
Other certificates and time deposits	76,664	73,001

Total deposits	$249,032	$234,725

NOTE 6 - DEPOSITS (Continued)

At December 31, 2007, scheduled maturities of certificates of deposits are as follows:

2008	$108,452
2009	4,431
2010	1,388
2011	1,059
2012	2,045

$117,375

Deposits from related parties, as defined in Note 4, held by the Company at December 31, 2007 and 2006 totaled $2,891,000 and $2,274,000, respectively.

NOTE 7 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank of Chicago totaled $17,500,000 and $10,500,000 at December 31, 2007 and 2006. Advances, at interest rates from 3.80% to 5.32%, are subject to restrictions or penalties in the event of prepayment.

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

At December 31, 2007, scheduled maturities of advances are as follows:

2008	$13,500
2009	4,000

$17,500

NOTE 8 - ISSUANCE OF SUBORDINATED DEBENTURES

In June 2007, the Company and its newly formed financing trust subsidiary, Community Financial Shares Trust II, a Delaware statutory trust (the “trust”), consummated the issuance and sale of an aggregate amount of $3,500,000 of the Trust’s floating rate capital securities in a pooled trust preferred transaction. The subordinated debentures accrue interest at a variable rate based on three-month LIBOR plus 1.62%, reset and payable quarterly. No underwriting commissions or placement fees were paid in connection with the issuance. The interest rate at December 31, 2007 was 6.61%. The debentures will mature on September 21, 2037, at which time the preferred securities must be redeemed. In addition, the Company may redeem the preferred securities in whole or part, beginning June 21, 2012 at a redemption price of $1,000 per preferred security. The Company redeemed the trust preferred securities issued by Community Financial Shares Statutory Trust I. The redemption price was at 100% of the liquidation amount of $1,000 per preferred security, plus accrued and unpaid interest to the redemption date, which was June 26, 2007. These debentures accrued interest at three-month LIBOR plus 3.45%. The interest rate at December 31, 2006 was 8.82%.

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

	Capital to Risk Weighted Assets		Tier 1 Capital to Average Assets
	Total	Tier 1
Well capitalized	10%	6%	5%
Adequately capitalized	8	4	4
Undercapitalized	6	3	3

NOTE 9 - CAPITAL REQUIREMENTS (Continued)

The actual capital levels and minimum required levels for the Company and the Bank were as follows at December 31:

	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2007
Total capital (to risk-weighted assets) Bank	23,141	9.5	19,564	8.0	$24,455	10.0%
Tier 1 capital (to risk-weighted assets) Bank	21,171	8.7	9,782	4.0	14,673	6.0
Tier 1 capital (to average assets) Bank	21,171	7.3	11,587	4.0	14,484	5.0

2006
Total capital (to risk-weighted assets) Bank	24,392	11.4	17,115	8.0	$21,394	10.0%
Tier 1 capital (to risk-weighted assets) Bank	22,843	10.7	8,557	4.0	12,836	6.0
Tier 1 capital (to average assets) Bank	22,843	8.5	10,776	4.0	13,470	5.0

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits (as defined in such regulations) for the current year plus those for the previous two years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. Total stockholder’s equity of the Bank at December 31, 2007 was $21,167,000, of which $20,885,000 was restricted from dividend distribution to the Company.

At December 31, 2007, the Bank was categorized by its regulators as well capitalized in accordance with the regulatory criteria discussed above for Tier 1 capital measurements. However, the Bank was slightly below the risk based capital requirement of 10%.

NOTE 10 - STOCK SPLIT

The Company declared a 2 for 1 stock split on December 27, 2006. Accordingly all share and per share data have been restated to reflect the stock split for all years presented.

NOTE 11 - RETIREMENT PLANS

The Bank maintains a profit sharing/401(k) plan, which covers substantially all employees. Employees may make contributions to the plan. Employer contributions to the plan are determined at the discretion of the Board of Directors. Annual employer contributions are charged to expense. Profit sharing/401(k) expense was $193,000, $251,000 and $228,000 in 2007, 2006 and 2005.

NOTE 11 - RETIREMENT PLANS (Continued)

The Company also maintains a nonqualified retirement program for directors. Expense for the directors’ retirement program was $43,000, $41,000 and $35,000 in 2007, 2006 and 2005.

Under agreements with the Company, certain members of the Board of Directors have elected to defer their directors’ fees. The cumulative amount of deferred directors’ fees (included in other liabilities on the Company’s balance sheet) was $706,000 and $601,000 at December 31, 2007 and 2006, respectively. The liabilities for the nonqualified retirement program for directors and for directors’ deferred fees are not secured by any assets of the Company. Deferred directors’ fees accounts are credited with interest at 6%.

NOTE 12 - INCOME TAXES

Income tax expense consists of the following:

	2007	2006
Currently payable tax
Federal	$386	$1,036
State	72	309
Deferred tax	(174)	(427)

Income tax expense	$284	$918

Income tax expense differs from federal statutory rates applied to financial statement income due to the following:

	2007	2006
Federal rate of 34 percent	$663	$1,055
Add (subtract) effect of
Tax-exempt income, net of nondeductible interest expense	(186)	(188)
State income tax, net of federal benefit	32	152
Cash value of life insurance	(234)	(75)
Other items, net	9	(26)

Income tax expense	$284	$918

Year end deferred tax assets and liabilities were due to the following:

	2007	2006
Deferred tax assets
Allowance for loan losses	$644	$470
Deferred compensation	389	346
AMT carryover	50	—
Net unrealized losses on securities available for sale	79	—
Other	14	17

Total	1,176	833

Deferred tax liabilities
Accumulated depreciation	(395)	(288)
Deferred loan fees and costs, net	(47)	(33)
Prepaid expenses	(66)	(100)
Federal Home Loan Bank stock dividends	(522)	(522)
Net unrealized gains on securities available for sale	—	(6)
Other	(8)	(7)

Total	(1,038)	(956)

Net deferred tax asset (liabilities)	$138	$(123)

NOTE 13 - EARNINGS PER SHARE

The factors used in the earnings per common share computation follow:

	2007	2006
Basic
Net income	$1,667	$2,186

Weighted-average common shares outstanding	1,344,437	1,373,205

Basic earnings per share	$1.24	$1.59

Diluted

Net income	$1,667	$2,186

Weighted-average common shares outstanding for basic earnings per share	1,344,437	1,373,205
Add dilutive effects of assumed exercise of stock options	4,997	5,382

Average shares and dilutive potential common shares	1,349,434	1,378,587

Diluted earnings per share	$1.24	$1.59

NOTE 14 - STOCK OPTIONS

The Company has a nonqualified stock option plan (“Plan”) to attract, retain, and reward senior officers and directors and provide them with an opportunity to acquire or increase their ownership interest in the Company.

Under terms of the Plan, options for 40,400 shares of common stock were authorized for grant with an additional 4,600 options authorized in 2004. Options cannot be granted at exercise prices less than the fair market value of the stock at the grant date. Options granted under the Plan vest incrementally over periods of 5 to 10 years. The options also vest when the recipient attains age 72 or in the event of a change of control (as defined in the plan). The term of each option is ten years.

The Plan was amended at the Company’s November 29, 2006 Special Meeting of Stockholders. The number of shares reserved for issuance under the Plan was increased to 100,000 as a result of the 2-for-1 stock split which became effective December 27, 2006.

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

NOTE 14 - STOCK OPTIONS (Continued)

A summary of the activity in the Plan follows:

	2007	2006
Expected volatility	10.65% - 10.93%	11.22% - 11.44%
Weighted-average volatility	10.79%	11.28%
Expected dividends	.71% - .89%	.44% - .52%
Expected term (in years)	5	5
Risk-free rate	3.46% -5.05%	4.28%- 5.19%

A summary of option activity under the Plan as of December 31, 2007, and changes during the years then ended, is presented below:

	2007
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	41,750	$18.50
Granted	6,600	23.83
Exercised	(1,350)	10.54
Forfeited or expired	(1,300)	10.50

Outstanding, end of year	45,700	$19.73	6.1	$268,000

Exercisable, end of year	9,880	$16.61	4.1	$89,000

The weighted-average grant-date fair value of options granted during the years 2007, 2006 and 2005 was $4.56, $4.96 and $4.20, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005, was $34,400, $46,300 and $69,900, respectively.

As of December 31, 2007, there was $141,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of six years.

During 2007, the Company recognized approximately $14,000 of share-based compensation expense and approximately $5,000 of tax benefit related to the share based compensation expense.

Cash received from option exercise under all share-based payment arrangements for the years ended December 31, 2007, 2006 was $14,000 and $50,000, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $8,000 and $20,000, respectively, for the years ended December 31, 2007 and 2006.

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end.

	2007	2006
Financial standby letters of credit	$1,442	$325
Commitments to originate loans	446	40,683
Unused lines of credit and letters of credit	82,694	38,466
Performance standby letters of credit	1,359	3,274

NOTE 16 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of financial instruments at year end are as follows:

	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$7,789	$7,789	$10,629	$10,629
Securities available for sale	33,163	33,163	34,924	34,924
Loans held for sale	600	600	—	—
Loans receivable, net	227,736	228,998	199,820	200,109
Federal Home Loan Bank stock	5,398	5,398	5,398	5,398
Interest receivable	1,287	1,287	1,320	1,320
Financial liabilities
Deposits	249,032	250,668	234,725	234,780
Federal Home Loan Bank advances	17,500	17,542	10,500	10,511
Fed funds purchased	7,500	7,500	—	—
Subordinated debentures	3,609	3,609	3,609	3,609
Interest payable	863	863	761	761

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, interest receivable and payable, deposits due on demand, variable rate loans, fed funds purchased, and subordinated debentures. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans and time deposits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. The fair value of fixed rate Federal Home Loan Bank advances is based on current rates for similar financing. The fair value of off-balance-sheet items, which is based on the current fees or cost that would be charged to enter into or terminate such arrangements, is immaterial.

NOTE 16 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

NOTE 17 - CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	December 31,
	2007	2006
Assets
Cash on deposit with the Bank	$672	$901
Investment in common stock of the Bank	21,167	22,853
Other assets	359	463

Total assets	$22,198	$24,217

Liabilities
Long-term debt	$3,609	$3,609
Other liabilities	84	7

Total liabilities	3,693	3,616

Stockholders’ Equity	18,505	20,601

Total liabilities and stockholders’ equity	$22,198	$24,217

NOTE 17 - CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (Continued)

Condensed Statements of Income

	Years Ending December 31,
	2007	2006
Income	$3,642	$654

Expenses
Interest expense	291	313
Other expenses	389	123

Total expenses	680	436

Loss Before Income Tax and Equity in Undistributed Income of the Bank	2,962	218
Income Tax Benefit	(257)	(133)

Income Before Equity in Undistributed Income of the Bank	3,219	351
Equity in Undistributed Income of the Bank	(1,552)	1,835

Net Income	$1,667	$2,186

Condensed Statements of Cash Flows

	Years Ending December 31,
	2007	2006
Operating Activities
Net income	$1,667	$2,186
Equity in undistributed income of the Bank	1,552	(1,835)
Compensation cost of stock options	14	13
Tax benefit of stock options exercised	(8)	(20)
Other changes	115	56

Net cash used in by operating activities	3,340	400

Financing Activities
Purchase of stock	(3,268)	—
Exercise of stock options	14	50
Tax benefit of stock options exercised	8	20
Dividends paid	(323)	(227)

Net cash used in financing activities	(3,569)	(157)

Net Change in Cash on Deposit With the Bank	(229)	243
Cash on Deposit With the Bank at Beginning of Year	901	658

Cash on Deposit With the Bank at End of Year	$672	$901

NOTE 18 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain quarterly results for the years ended December 31, 2007 and 2006:

Quarter Ended	Interest Income	Interest Expense	Net Interest Income	Provision for Loan Losses	Securities Gains (Losses)	Net Income	Earnings Per Share Basic	Earnings Per Share Diluted
2007
March	$4,180	$1,837	$2,343	$—	$37	$894	$0.65	$0.65
June	4,327	1,936	2,391	—	—	405	0.29	0.29
September	4,404	2,083	2,321	10	13	358	0.26	0.26
December	4,301	2,187	2,114	410	—	10	0.01	0.01

	$17,212	$8,043	$9,169	$420	$50	$1,667	$1.21	$1.21

2006
March	$3,829	$1,438	$2,391	$135	$—	$462	$0.33	$0.33
June	4,060	1,565	2,495	135	—	547	0.40	0.40
September	4,095	1,631	2,464	45	—	572	0.42	0.42
December	4,163	1,780	2,383	(150)	—	605	0.44	0.44

	$16,147	$6,414	$9,733	$165	$—	$2,186	$1.59	$1.59

The significant decrease in net income for the fourth quarter of 2007 is primarily a result of the additional expense related to the Company’s provision for loan losses.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 (e) promulgated under the Exchange Act) as of December 31, 2007. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter ending December 31, 2007, that have materially affected or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Based on our assessment as of December 31, 2007, we make the following assertion:

•

Management is responsible for establishing and maintaining effective internal control over financial reporting of the Company. The internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

•

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.

•

Management evaluated the Company’s internal control over financial reporting as of December 31, 2007. The assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Framework.

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

For information relating to the Company’s directors, the section captioned “Proposal 1—Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 28, 2008 is incorporated herein by reference.

Executive Officers

For information relating to officers of the Company, the section captioned “Executive Officers” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 28, 2008 is incorporated herein by reference.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, the cover page to this Annual Report on Form 10-K and the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 28, 2008 are incorporated by reference.

Disclosure of Code of Ethics

The Company has adopted a formal Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics applies to all directors and employees of the Company and the Bank and sets forth the ethical standards that we expect all of our directors and employees to follow, including our Chief Executive Officer and Chief Financial Officer. A copy of the Code of Ethics and Business Conduct is incorporated herein by reference to Exhibit 14.0 to the Company’s Form 10-K for the year ended December 31, 2006.

Corporate Governance

For information regarding the Audit Committee and its composition and the Audit Committee financial expert, the section captioned “Meetings and Committees of the Board – Audit Committee” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 28, 2008 is incorporated herein by reference.

Item 11.	Executive Compensation

The information relating to director and executive compensation is incorporated herein by reference to the section titled “Executive Compensation” contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 28, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the sections titled “Voting Security Ownership of Certain Beneficial Owners and Management” contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2008. The Company’s management knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan information as of December 31, 2007:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans*
	A	B	C
Equity compensation plans approved by security holders	45,700	$19.73	67,945
Equity compensation plans not approved by security holders	0	N/A	0

Total	45,700	$19.73	67,945

*	Excluding securities reflected in column A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Review, Approval or Ratification of Transactions with Related Persons” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 28, 2008 is incorporated by reference.

Corporate Governance

For information regarding director independence, the section captioned “Corporate Governance—Director Independence” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 28, 2008 is incorporated by reference.

Item 14.	Principal Accounting Fees

The information relating to the principal accountant fees and expenses is incorporated herein by reference to the section captioned “Relationship with Independent Public Accountants” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 28, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) and (2) The following is a list of the financial statements of Community Financial Shares, Inc. included in this annual report on Form 10-K which are filed herewith in response to Part II Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006.

Consolidated Statements of Income for the years ended December 31, 2007 and 2006.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007 and 2006.

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006.

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

COMMUNITY FINANCIAL SHARES, INC.
Registrant

By	/s/ Scott W. Hamer
President and Chief Executive Officer

Date	March 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2008 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Donald H. Fischer	Chairman of the Board
Donald H. Fischer

/s/ Scott W. Hamer	Director, President and Chief Executive Officer (Principal Executive Officer)
Scott W. Hamer

/s/ Eric J. Wedeen	Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)
Eric J. Wedeen

/s/ William F. Behrmann	Director
William F. Behrmann

/s/ Penny A. Belke	Director
Penny A. Belke

/s/ H. David Clayton	Director
H. David Clayton

/s/ Raymond A. Dieter, Jr.	Director
Raymond A. Dieter, Jr.

/s/ Robert F. Haeger	Director
Robert F. Haeger

/s/ Mary Beth Moran	Director
Mary Beth Moran

/s/ Joseph S. Morrissey	Director
Joseph S. Morrissey

/s/ John M. Mulherin	Director
John M. Mulherin

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1.1	Certificate of Incorporation of Community Financial Shares, Inc. (Incorporated by reference to Exhibit 3.1.1 to the Company’s Form 10-K for the year ended December 31, 2006)

3.1.2	Certificate of Amendment to the Certificate of Incorporation of Community Financial Shares, Inc. as amended November 29, 2006. (Incorporated by reference to Exhibit 3.1.2 to the Company’s Form 10-K for the year ended December 31, 2006)

3.2	Bylaws of Community Financial Shares, Inc. (Incorporated by reference to Annex B to the Company’s Registration Statement on Form S-4, File No. 333-46622, filed September 26, 2000)

4.1	Specimen Common Stock certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 2005)

4.2	Community Bank–Wheaton/Glen Ellyn Non-Qualified Stock Option Plan, as amended effective November 29, 2006. (Incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K for the year ended December 31, 2006)*

10.0	Form of Community Bank Directors Retirement Plan agreement (Incorporated by reference to Exhibit 10.0 to the Company’s Form 10-KSB for the year ended December 31, 2000)*

10.1	Form of Community Bank Directors Deferred Compensation Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2005)*

10.2	Form of change of control letter agreement (Incorporated by reference to Exhibit 10.0 to the Company’s Form 10-QSB for the quarterly period ended June 30, 2002)*

10.3	Employment agreement between Community Financial Shares, Inc., Community Bank Wheaton/Glen Ellyn and Donald H. Fischer dated November 28, 2006. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2006)*

11.0	Statement re: Computation of Per Share Earnings is incorporated herein by reference to Part II, Item 8, “Financial Statements”

14.0	Code of Ethics – A copy of the Code of Ethics is incorporated herein. (Incorporated by reference to Exhibit 14.0 to the Company’s Form 10-K for the year ended December 31, 2006)

**21.0	Subsidiaries of the Company.

**23.0	Consent of Independent Registered Public Accounting Firm (filed herein)

**31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

**31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

**32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

**32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

*	Denotes management contract or compensatory plan.
**	Exhibit filed herewith.