Form 10-Q
period 2008-03-31
COMMUNITY FINANCIAL SHARES INC
filed 2008-05-15
CIK 1123735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2008
Common Stock, no par value per share	1,244,667 shares

Form 10-Q Quarterly Report

2.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and due from banks	$6,643	$7,789
Interest bearing deposits	5,757	—

Cash and cash equivalents	12,400	7,789

Securities available-for-sale	28,036	33,163
Loans, less allowance for loan losses of $2,002 and $1,970 at March 31, 2008 and December 31, 2007, respectively	229,929	227,736
Loans held for sale	653	600
Federal Home Loan Bank stock	5,398	5,398
Premises and equipment, net	16,994	16,515
Cash value of life insurance	5,301	5,247
Interest receivable and other assets	1,804	1,863

Total assets	$300,515	$298,311

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$255,100	$249,032
Federal Home Loan Bank advances	19,500	17,500
Subordinated debentures	3,609	3,609
Federal funds purchased and other borrowings	2,000	7,500
Interest payable and other liabilities	2,044	2,165

Total liabilities	282,253	279,806

Commitments and contingent liabilities (See Note 4)

Shareholders’ equity
Common stock - no par value, 5,000,000 shares authorized; 1,244,667 and 1,250,880 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	—	—
Paid-in capital	4,843	4,999
Retained earnings	13,636	13,630
Accumulated other comprehensive loss	(217)	(124)

Total shareholders’ equity	18,262	18,505

Total liabilities and shareholders’ equity	$300,515	$298,311

3.

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended March 31, 2008 and 2007

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Interest income
Loans	$3,743	$3,677
Securities:
Taxable	263	254
Exempt from federal income tax	132	159
Federal funds sold	—	10
Federal Home Loan Bank dividends and other	4	80

Total interest income	4,142	4,180
Interest expense
Deposits	1,798	1,623
Federal Funds Purchased	31	2
Federal Home Loan Bank advances and other borrowed funds	232	132
Subordinated debentures	57	80

Total interest expense	2,118	1,837

Net interest income	2,024	2,343
Provision for loan losses	30	—

Net interest income after provision for loan losses	1,994	2,343
Non-interest income
Service charges on deposit accounts	145	136
Gain on sale of loans	172	107
Gain on sale of securities	79	37
Life insurance death benefit	—	478
Other non-interest income	132	149

Total non-interest income	528	907

Non-interest expense
Salaries and employee benefits	1,331	1,242
Net occupancy and equipment expense	355	259
Data processing expense	204	160
Advertising and promotions	71	100
Professional fees	88	89
Other operating expenses	445	343

Total non interest expense	2,494	2,193

Income before income taxes	28	1,057
Provision for income taxes	(53)	163

Net income	$81	$894

Earnings per share
Basic	$0.06	$0.65
Diluted	0.06	0.65

Average shares outstanding basic	1,248,666	1,375,249
Average shares outstanding diluted	1,254,898	1,380,143
Dividends per share	$0.06	$0.06

4.

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2008 and 2007

(In thousands, except share data)

(Unaudited)

	Number of Common Shares	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2008	1,250,880	$4,999	$13,630	$(124)	$18,505

Net income	—	—	81	—	81

Unrealized net loss on securities available-for-sale, net of reclassifications and tax effects	—	—	—	(93)	(93)

Total comprehensive loss					(12)

Cash dividends	—	—	(75)	—	(75)

Stock option expense	—	6	—	—	6

Stock repurchased	(6,333)	(165)	—	—	(165)

Stock options exercised	120	3	—	—	3

Balance at March 31, 2008	1,244,667	$4,843	$13,636	$(217)	$18,262

Balance at January 1, 2007	1,375,228	$8,231	$12,361	$9	$20,601

Net income	—	—	894	—	894

Unrealized net gain on securities available-for-sale, net of reclassifications and tax effects	—	—	—	(13)	(13)

Total comprehensive income					881

Cash dividends	—	—	(83)	—	(83)

Stock option expense	—	4	—	—	4
Stock options exercised	50	1	—	—	1

Balance at March 31, 2007	1,375,278	$8,236	$13,172	$(4)	$21,404

5.

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2008 and 2007

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$81	$894
Adjustments to reconcile net income to net cash from operating activities
Amortization on securities, net	2	17
Depreciation	170	129
Provision for loan losses	30	—
Gain on sale of securities	(79)	(37)
Gain on sale of loans	(171)	(35)
Originations of loans for sale	(9,362)	(5,678)
Proceeds from sales of loans	9,534	5,714
Compensation cost of stock options	6	4
Change in cash value of life insurance	(54)	(105)
Change in interest receivable and other assets	116	13
Change in interest payable and other liabilities	(122)	(21)

Net cash from operating activities	151	895

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(4,180)	(3,529)
Maturities and calls of securities available-for-sale	7,116	939
Proceeds from sales of securities available-for-sale	2,118	2,419
Net change in loans	(2,275)	4,507
Proceeds of life insurance death benefit	—	478
Property and equipment expenditures, net	(649)	(450)

Net cash from investing activities	2,130	4,364

CASH FLOWS FROM FINANCING ACTIVITIES
Change in:
Non-interest bearing and interest bearing demand deposit and savings	10,210	1,300
Certificates and other time deposits	(4,143)	(745)
Short term borrowings	(7,500)	—
Proceeds of borrowings	6,000	—
Repayments of borrowings	(2,000)	—
Purchase of stock	(165)	—
Exercise of stock options	3	1
Dividends paid	(75)	(83)

Net cash from financing activities	2,330	473

Change in cash and cash equivalents	4,611	5,732

Cash and cash equivalents at beginning of period	7,789	10,629

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,400	$16,361

6.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINACIAL STATEMENTS

(Table dollars in thousands)

March 31, 2008 and 2007

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements. The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management of Community Financial Shares, Inc. (the “Company”), for a fair statement of results for the interim periods presented. Results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial period and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2007, which was filed with the U.S. Securities and Exchange Commission on March 28, 2008. The condensed consolidated balance sheet of the Company as of December 31, 2007 has been derived from the audited consolidated balance sheet as of that date.

NOTE 2 – EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2008	2007
Net income (in thousands)	$81	$894

Weighted Average Shares outstanding	1,248,666	1,375,249
Effect of dilutive securities: Stock options	6,232	4,894

Shares used to compute diluted earnings per share	1,254,898	1,380,143

Earnings per share:
Basic	$0.06	$0.65
Diluted	0.06	0.65

There were no anti-dilutive shares excluded from the above table.

7.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

March 31, 2008 and 2007

NOTE 3 – CAPITAL RATIOS

At the dates indicated, the Company’s capital ratios were:

	March 31, 2008		December 31, 2007
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$25,307	10.3%	$23,141	9.4%
Tier I capital (to risk-weighted assets)	23,305	9.5%	21,171	8.6%
Tier I capital (to average assets)	23,305	7.7%	21,171	7.2%

At March 31, 2008, Community Bank-Wheaton/Glen Ellyn (the “Bank”), the Company’s wholly owned subsidiary, was categorized by its regulators as well capitalized in accordance with all regulatory capital requirements. In addition, at December 31, 2007, the Bank was categorized as well capitalized in accordance with the regulatory criteria for Tier 1 capital requirements. However, the Bank was slightly below the risk based capital requirement of 10% at December 31, 2007.

NOTE 4 – DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. FAS 157 has been applied prospectively as of the beginning of the year.

FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Observable inputs other than Level 1 prices, such quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

8.

Available-for-sale Securities

If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include certain collateralized mortgage and debt obligations and certain municipal securities. The following table is as of March 31, 2008:

	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale Securities	$28,036,000	$—	$28,036,000	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

9.

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

Overview

Community Financial Shares, Inc. (the “Company”) is the holding company for Community Bank-Wheaton/Glen Ellyn (the “Bank”). The Company is headquartered in Glen Ellyn, Illinois and operates four offices in its market. One location is in Glen Ellyn and three are located in Wheaton. The Company completed construction and opened its fourth location November 21, 2007. The new facility will help to solidify the Company’s market presence in Wheaton as well as provide access to the Carol Stream and Winfield markets.

The Company’s principal business is conducted by the Bank and consists of offering a full range of community-based financial services, including commercial and retail banking services. The profitability of the Company’s operations depends primarily on its net interest income, provision for loan losses, other income, and

10.

other expenses. Net interest income is the difference between the income the Company receives on its loan and securities portfolios and its cost of funds, which consists of interest paid on deposits and borrowings. The provision for loan losses reflects the cost of credit risk in the Company’s loan portfolio. Other income consists of service charges on deposit accounts, mortgage origination fees, securities gains (losses), and other income. Other expenses include salaries and employee benefits, as well as occupancy and equipment expenses and other noninterest expenses.

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

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Total assets at March 31, 2008 were $300.5 million, which represented an increase of $2.2 million, or 0.7%, compared to $298.3 million at December 31, 2007. The change in total assets was primarily due to increases in cash and cash equivalents, loans receivable and premises and equipment. Cash and cash equivalents increased by $4.6 million, or 59.2%, to $12.4 million at March 31, 2008. The increase in cash and cash equivalents is partially due to $6.1 million of securities being called during the first three months of 2008. Loans receivable increased by $2.2 million, or 0.96%, to $229.9 million at March 31, 2008. The increase in loans receivable is due to continued strong relationships maintained by our loan staff. Premises and equipment, net increased $479,000, or 2.9%, to $17.0 million at March 31, 2008 as compared to $16.5 million at December 31, 2007, which is primarily due to final costs associated with the completion of the Bank’s fourth full service facility. These increases were partially offset by a decrease in securities available-for-sale. Securities available-for-sale decreased by $5.1 million, or 15.5%, to $28.0 million at March 31, 2008 as compared to $33.2 million at December 31, 2007. The decrease in securities was attributable to $6.1 million of securities being called in the period as stated above.

Total liabilities at March 31, 2008 were $282.3 million, which represented an increase of $2.5 million, or 0.9%, compared to $279.8 million at December 31, 2007. Deposits increased $6.1 million, or 2.4%, to $255.1 million at March 31, 2008 as compared to $249.0 million at December 31, 2007. Deposits increased partially due to an emphasis placed on obtaining deposit relationships with our current commercial loan clients and to a lesser extent the opening of the Bank’s newest facility. Federal Home Loan Bank (“FHLB”) advances and other borrowed money decreased $3.5 million, or 14.0%, to $21.5 million at March 31, 2008 from $25.0 million at December 31, 2007. The Company continues to experience continued competition for deposits and market investments for consumers, from other financial institutions. However, the opening of the facility in north Wheaton has provided a new source of deposits which has decreased our reliance on FHLB advances to fund loan growth. Deposits from this facility since its opening in November 2007 totaled $9.1 million at March 31, 2008.

Shareholders’ equity decreased by $242,000, or 1.3%, to $18.3 million at March 31, 2008 as compared to $18.5 million at December 31, 2007. The decrease in shareholders’ equity was primarily the result of stock repurchases of 6,333 shares totaling $165,000, dividends paid of $75,000 and a decrease of $92,000 in the Company’s accumulated other comprehensive loss relating to the change in fair value of its available-for-sale investment portfolio during the first quarter of 2008. These decreases were partially offset by the Company’s net income for the three months ended March 31, 2008.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007

General. The Company’s net income decreased $813,000 to $81,000 for the three months ended March 31, 2008, from $894,000 for the three months ended March 31, 2007. This represents a 90.8% decrease in diluted earnings per share to $0.06 per share for the three months ended March 31, 2008 from $0.65 per share for the three months ended March 31, 2007. The decrease in net income is partially the result of the combined effect of i) a $281,000 increase in interest expense, due to an increase in average balance of interest bearing deposits; ii) a $319,000 decrease in net interest income primarily due to a decrease in net interest margin and a decrease in the yield on interest earning assets; iii) the absence of a $478,000 life insurance benefit that was present in the prior year period; and iv) a $30,000 increase in the provision for loan losses.

11.

Net interest income. The following table summarizes interest and dividend income and interest expense for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$3,743	$3,677	$66	1.80%
Securities:
Taxable	263	254	9	3.54
Exempt from federal tax	132	159	(27)	(16.98)
Federal funds sold	—	10	(10)	(100.00)
Federal Home Loan Bank dividends and other	4	80	(76)	(95.00)

Total interest and dividend income	4,142	4,180	(38)	0.90

Interest expense:
Deposits	1,798	1,623	175	10.78
Federal funds purchased	31	2	29	1,450.00
Federal Home Loan Bank advances and other borrowings	232	132	100	75.76
Subordinated debentures	57	80	(23)	(28.75)

Total interest expense	2,118	1,837	281	15.30

Net interest income	$2,024	$2,343	$(319)	(13.62)

The following table summarizes average balances and annualized average yield or cost for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008			2007
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$—	—	—%	$782	10	5.00%
Taxable securities	19,454	263	5.41	21,091	254	4.88
Tax-exempt securities	12,221	132	4.35	14,451	159	4.45
Loan receivables, net	232,738	3,743	6.45	200,440	3,677	7.44
Interest-bearing deposits	343	2	2.42	2,603	35	5.49
FHLB stock	5,398	2	0.13	5,398	45	3.36

Total interest-earning assets	270,154	4,142	6.15	244,765	4,180	6.93
Interest-bearing liabilities:
NOW accounts	41,326	102	0.99	36,158	49	0.55
Regular savings	26,077	26	0.39	28,337	52	0.74
Money market accounts	39,803	262	2.64	34,808	204	2.37
Certificates of deposit	117,404	1,408	4.81	107,231	1,330	5.03
FHLB advances	19,610	232	4.75	10,500	121	4.66
Federal funds purchased	3,536	31	3.50	156	2	5.48
Subordinated debentures	3,609	57	6.36	3,609	79	8.94

Total interest-bearing deposits	$251,365	2,118	3.38	$220,799	1,837	3.37
Net interest income		2,024			2,343

Net interest spread			2.77%			3.56%

Net interest income to average interest-earning assets			3.01%			3.88%

12.

Interest Income. Interest income decreased $38,000, or 0.9%, to $4.1 million for the three months ended March 31, 2008, compared to $4.2 million in the same period in 2007. This decrease resulted primarily from a decrease in average yield. The largest component was a decrease of $43,000 in FHLB dividends for the three months ended March 31, 2008 compared to the comparable prior year period. This resulted from a decision by the FHLB of Chicago to not declare a dividend for the three months ended March 31, 2008.

Loan interest income increased $65,000, or 1.8%, to $3.7 million for the three months ended March 31, 2008, compared to $3.7 million for the comparable prior year period. This increase resulted from an increase in the average balance of $32.3 million to $232.7 million for the three months ended March 31, 2008 from $200.4 million for the comparable prior year period. The increase was partially offset by a decrease in average yield of 99 basis points to 6.45% for the three months ended March 31, 2008 from 7.44% for the comparable prior year period. This decrease is primarily due to decreases in the federal funds interest rate which have occurred since September 2007, and the effect such decreases have had on the Bank’s loan portfolio, approximately one half of which is comprised of adjustable rate loans.

Interest Expense. Interest expense increased by $281,000, or 15.3%, to $2.1 million for the three months ended March 31, 2008, from $1.8 million for the three months ended March 31, 2007. This increase resulted from an increase in the average balance of interest-bearing liabilities. The average balance of deposits increased $18.1 million, or 8.8%, to $224.6 million for the three months ended March 31, 2008 from $206.5 million for the comparable period in 2007. The average rate paid on deposits remained unchanged at 3.21% for the three months ended March 31, 2008 compared to comparable prior year period. Interest expense resulting from FHLB advances increased $112,000 during the first quarter of 2008. The average rate paid on these borrowings increased 9 basis points to 4.75% for the three months ended March 31, 2008 from 4.66% for the comparable period in 2007. In addition to rising market rates, interest rate expense has been impacted by increased competition as well as a general migration from lower cost deposits to higher cost certificates of deposit.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses decreased $319,000, or 13.6%, to $2.0 million for the three months ended March 31, 2008 from $2.3 million for the comparable period in 2007. The Company’s net interest margin expressed as a percentage of average earning assets fell to 3.01% for the three months ended March 31, 2008 as compared to 3.88% for the three months ended March 31, 2007. The yield on average earning assets decreased to 6.15% for the three months ended March 31, 2008 from 6.93% for the comparable period ended March 31, 2007, a 78 basis point decrease. This decrease in the yield on earning assets was primarily due to a decrease in loan yield, which resulted from the 300 basis point decrease in the federal funds interest rate since September 2007. The yield on average loans decreased to 6.45% for the three months ended March 31, 2008 from 7.44% for the three months ended March 31, 2007. In addition, there was a one basis point increase in the cost of interest-bearing liabilities to 3.38% for the three months ended March 31, 2008 as compared to 3.37% a year earlier.

Provision for Loan Losses. The Bank’s provision for loan losses increased to $30,000 for the three months ended March 31, 2008 from $0 for the comparable period in 2007. At March 31, 2008, December 31, 2007 and March 31, 2007, non-performing loans totaled $454,000, $697,000 and $168,000, respectively. At March 31, 2008, the ratio of the allowance for loan losses to non-performing loans was 441.3% compared to 282.7% at December 31, 2007 and 923.8% at March 31, 2007, respectively. The ratio of the allowance to total loans was 0.86%, 0.86% and 0.79%, at March 31, 2008, December 31, 2007 and March 31, 2007, respectively. Nonaccrual loans decreased from $62,000 at December 31, 2007 to $20,000 at March 31, 2008, which is basically unchanged from March 31, 2007, and continue to remain a small percentage of total loans.

The amounts of the provision and allowance for loan losses are influenced by a number of factors, including current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. Should the economic climate begin to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require increases in the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in

13.

the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions. Management has concluded that the allowance for loan losses is adequate at March 31, 2008. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses. The FDIC examines the Bank periodically and, accordingly, as part of this examination, the allowance is reviewed utilizing specific guidelines. Based upon their review, the regulators may from time to time require reserves in addition to those previously provided.

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$145	$136	$9	6.62%
Gain on sale of loans	172	107	65	60.75
Gain on sale of securities	79	37	42	113.51
Life insurance benefit	—	478	(478)	(100.00)
Other non-interest income	132	149	(17)	11.41

Total non-interest income	$528	$907	$(379)	41.79

Noninterest Income. Noninterest income totaled $528,000 and $907,000 for the three months ended March 31, 2008 and 2007, respectively. Life insurance death benefits decreased $478,000 to $0 for the three months ended March 31, 2008 from the prior year period which included a benefit related to BOLI. Gain on sale of loans increased $65,000 to $172,000 for the three months ended March 31, 2008 from $107,000 for the comparable prior year period. This increase is due to a greater emphasis placed on this area. In addition, service charges on deposit accounts increased $9,000 to $145,000 for the three months ended March 31, 2008 from $136,000 for the comparable prior year period. This increase is partially due to an increase in the number of deposit accounts.

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
	(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$1,331	$1,242	$89	7.17%
Net occupancy and equipment expense	355	259	96	37.07
Data processing expense	204	160	44	27.50
Advertising and promotions	71	100	(29)	(29.00)
Professional fees	88	89	(1)	(1.12)
Other operating expenses	445	343	102	29.74

Total non-interest expenses	$2,494	$2,193	$301	13.73

Noninterest Expense. Noninterest expense increased by $301,000, to $2.5 million for the three months ended March 31, 2008 from $2.2 million for the comparable prior year period. Salaries and employee benefits increased by $89,000, or 7.2%, to $1.3 million for the three months ended March 31, 2008 compared to $1.2 million for the three months ended March 31, 2007. This increase is primarily due to a combination of annual salary increases and the addition of staff. The additional staff expenses are partially due to the opening of our fourth full service facility, which opened November 21, 2007. Other operating expenses, including occupancy, data processing, and marketing and advertising expenses, increased by a combined $111,000, or 21.4%, to $630,000 for the three months ended March 31, 2008 from $519,000 for the prior year period. Of this increase, $44,000 is related to data processing, $96,000 is related to occupancy expenses, which is due to higher depreciation expenses related to the new facility, higher real estate taxes and building maintenance relating to snow removal expenses. These increases were partially offset by lower advertising and promotion expenses, which decreased $29,000 from the prior year period. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Expense. Income tax (benefit)/expense totaled ($53,000) and $163,000 for the three months ended March 31, 2008 and 2007, respectively. The decrease in income tax expense is primarily the result of a decrease in income before income taxes of $1.0 million to $28,000 for the three months ended March 31, 2008 compared to $1.1 million for the comparable prior year period.

14.

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2007. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

Accounting Matters

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations where the acquisition date is on or after fiscal years beginning after December 15, 2008. Earlier adoption is not allowed. The Company does not believe that the adoption of SFAS 141R will have a significant impact on its financial condition or results of operations.

15.

In December 2007, the FASB issues SFAS 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. (“SFAS 160”) SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. The effective date of SFAS 160 is the same as that for SFAS 141R. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial condition or results of operation.

Financial Accounting Standards Board Statement No. 161 (“SFAS 161”), “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133,” was issued in March 2008 and amends and expands the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Corporation on January 1, 2009 and is not expected to have a significant impact on the Corporation’s financial statements.

In September 2006, the Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split–Dollar Life Insurance Arrangements, was ratified. EITF 06-4 addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying EITF 06-4 must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. For calendar year companies, EITF 06-4 is effective beginning January 1, 2008. Early adoption was permitted as of January 1, 2007. The adoption of EITF 06-4 did not have a material effect on our consolidated financial statements.

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

16.

Contractual Obligations

The following table discloses contractual obligations of the Company as of March 31, 2008:

(Dollars in Thousands)	2008	2009	2010	2011	2012	2013 and after	Total
Federal Home Loan Bank advances	$11,500	$6,000	$2,000	—	—	—	$19,500
Subordinated debentures	—	—	—	—	—	3,609	3,609
Data Processing (1), (2)	392	541	561	581	601	—	2,676

Total	$11,892	$6,541	$2,561	$581	$601	$3,609	$25,785

(1)	Estimated contract amount based on transaction volume. Actual expense was $461,000 and $444,000 in 2007 and 2006 respectively.
(2)	Contract expires September 30, 2012.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see Note 15 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC. We currently have no plans to engage in hedging activities in the future. For the year ended December 31, 2007 and for the three months ended March 31, 2008, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

For a discussion of the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity. Based on, among other factors, such reviews, management believes that there have been no material changes in the market risk of the Company’s asset and liability position since December 31, 2007.

17.

ITEM 4(T):	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

18.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended March 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 through January 31, 2008

February 1, 2008 through February 28, 2008 (1)	6,333	$26.00	6,333	8,667

March 1, 2008 through March 31, 2008

(1)	On February 25, 2008, the Company announced that its Board of Directors had approved a stock repurchase program authorizing the Company to purchase up to 15,000 shares of the Company’s common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

19.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL SHARES, INC.
(Registrant)

/s/ Scott W. Hamer
Scott W. Hamer
Dated: May 15, 2008
President and Chief Executive Officer (Principal Executive Officer)

/s/ Eric J. Wedeen
Eric J. Wedeen
Dated: May 15, 2008
Chief Financial Officer (Principal Financial Officer)