Form 10-Q
period 2008-06-30
COMMUNITY FINANCIAL SHARES INC
filed 2008-08-14
CIK 1123735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2008
Common Stock, no par value per share	1,245,267 shares

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and due from banks	$4,956	$7,789

Cash and cash equivalents	4,956	7,789
Securities available-for-sale	30,996	33,163
Loans, less allowance for loan losses of $2,805 and $1,970 at June 30, 2008 and December 31, 2007, respectively	223,457	227,736
Loans held for sale	752	600
Federal Home Loan Bank stock	5,398	5,398
Premises and equipment, net	16,997	16,515
Cash value of life insurance	5,356	5,247
Interest receivable and other assets	1,924	1,863

Total assets	$289,836	$298,311

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$245,795	$249,032
Federal Home Loan Bank advances	17,000	17,500
Subordinated debentures	3,609	3,609
Federal funds purchased and other borrowings	4,400	7,500
Interest payable and other liabilities	1,304	2,165

Total liabilities	272,108	279,806
Commitments and contingent liabilities
Shareholders' equity
Common stock—no par value, 5,000,000 shares authorized; 1,245,267 and 1,250,880 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	—	—
Paid-in capital	4,861	4,999
Retained earnings	13,235	13,630
Accumulated other comprehensive loss	(368)	(124)

Total shareholders' equity	17,728	18,505

Total liabilities and shareholders' equity	$289,836	$298,311

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2008 and 2007

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income
Loans	$3,473	$3,730	$7,216	$7,408
Securities:
Taxable	212	326	474	580
Exempt from federal income tax	129	160	262	319
Federal funds sold	13	20	17	29
Federal Home Loan Bank dividends and other	—	91	—	171

Total interest income	3,827	4,327	7,969	8,507
Interest expense
Deposits	1,459	1,710	3,256	3,333
Federal funds purchased	10	11	41	13
Federal Home Loan Bank advances and other borrowed funds	218	132	450	264
Subordinated debentures	40	83	98	163

Total interest expense	1,727	1,936	3,845	3,773

Net interest income	2,100	2,391	4,124	4,734
Provision for loan losses	800	—	830	—

Net interest income after provision for loan losses	1,300	2,391	3,294	4,734
Non-interest income
Service charges on deposit accounts	171	142	316	278
Gain on sale of loans	144	100	315	207
Gain on sale of securities	—	—	79	37
Life insurance death benefit	—	—	—	478
Other non-interest income	139	153	271	302

Total non-interest income	454	395	981	1,302

Non-interest expense
Salaries and employee benefits	1,291	1,200	2,622	2,442
Net occupancy and equipment expense	319	257	674	516
Data processing expense	208	175	412	335
Advertising and promotions	98	100	168	200
Professional fees	97	91	185	181
Other operating expenses	390	436	834	778

Total non interest expense	2,403	2,259	4,895	4,452

Income (loss) before income taxes	(649)	527	(620)	1,584
Provision (benefit) for income taxes	(322)	122	(374)	285

Net income (loss)	$(327)	$405	$(246)	$1,299

Earnings (loss) per share
Basic	$(0.26)	$0.29	$(0.20)	$0.94
Diluted	$(0.26)	$0.29	$(0.20)	$0.94
Average shares outstanding basic	1,244,918	1,375,278	1,246,792	1,375,263
Average shares outstanding diluted	1,248,439	1,379,670	1,251,570	1,379,914
Dividends per share	$0.06	$0.06	$0.12	$0.12

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2008 and 2007

(In thousands, except share data)

(Unaudited)

	Number of Common Shares	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at January 1, 2008	1,250,880	$4,999	$13,630	$(124)	$18,505
Net income (loss)	—	—	(246)	—	(246)
Change in unrealized net loss on securities available-for-sale, net of reclassifications and tax effects	—	—	—	(244)	(244)

Total comprehensive loss					(490)
Cash dividends ($0.12 per share)	—	—	(149)	—	(149)
Stock option expense	—	11	—	—	11
Tax benefit of stock options exercised	—	1	—	—	1
Stock repurchased	(6,333)	(165)	—	—	(165)
Stock options exercised	720	15	—	—	15

Balance at June 30, 2008	1,245,267	$4,861	$13,235	$(368)	$17,728

Balance at January 1, 2007	1,375,228	$8,231	$12,361	$9	$20,601
Net income	—	—	1,299	—	1,299
Change in unrealized net gain on securities available-for-sale, net of reclassifications and tax effects	—	—	—	(389)	(389)

Total comprehensive income					910
Cash dividends ($0.12 per share)	—	—	(166)	—	(166)
Stock option expense	—	10	—	—	10
Stock options exercised	50	1	—	—	1

Balance at June 30, 2007	1,375,278	$8,242	$13,494	$(380)	$21,356

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2008 and 2007

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(246)	$1,299
Adjustments to reconcile net income to net cash from operating activities
Amortization on securities, net	8	32
Depreciation	337	264
Provision for loan losses	830	—
Gain on sale of securities	(79)	(37)
Gain on sale of loans	(315)	(207)
Originations of loans for sale	(15,655)	(10,641)
Proceeds from sales of loans	15,970	10,848
Compensation cost of stock options	11	10
Change in cash value of life insurance	(109)	(160)
Change in interest receivable and other assets	93	191
Change in interest payable and other liabilities	(861)	(405)

Net cash from (used in) operating activities	(16)	1,194
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(9,187)	(12,707)
Maturities and calls of securities available-for-sale	8,909	2,287
Proceeds from sales of securities available-for-sale	2,118	2,419
Net change in loans	3,298	(192)
Proceeds of life insurance death benefit	—	478
Property and equipment expenditures, net	(819)	(1,079)

Net cash from (used in) investing activities	4,319	(8,794)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in:
Non-interest bearing and interest bearing demand deposit and savings	12,574	5,880
Certificates and other time deposits	(15,812)	(9,831)
Short term borrowings	(5,100)	4,100
Proceeds of borrowings	8,500	8,609
Repayments of borrowings	(7,000)	(3,609)
Purchase of stock	(165)	—
Exercise of stock options	15	1
Tax benefit of stock options exercised	1	—
Dividends paid	(149)	(166)

Net cash from (used in) financing activities	(7,136)	4,984

Change in cash and cash equivalents	(2,833)	(2,616)
Cash and cash equivalents at beginning of period	7,789	10,629

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,956	$8,013

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

June 30, 2008 and 2007

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements. The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management of Community Financial Shares, Inc. (the “Company”), for a fair statement of results for the interim periods presented. Results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

NOTE 2 – EARNINGS (LOSS) PER SHARE

The number of shares used to compute basic and diluted earnings (loss) per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss) (in thousands)	$(327)	$405	$(246)	$1,299

Weighted Average Shares outstanding	1,244,918	1,375,278	1,246,792	1,375,263
Effect of dilutive securities:
Stock options	3,521	4,392	4,778	4,651

Shares used to compute diluted earnings per share	1,248,439	1,379,670	1,251,570	1,379,914

Earnings (loss) per share:
Basic	$(0.26)	$0.29	$(0.20)	$0.94
Diluted	(0.26)	0.29	(0.20)	0.94

There were 1,280 and 50 anti-dilutive shares for the three and six months ended June 30, 2008, respectively included in the above table.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

June 30, 2008 and 2007

NOTE 3 – CAPITAL RATIOS

At the dates indicated, the Bank’s capital ratios were:

	June 30, 2008		December 31, 2007
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$25,862	10.7%	$23,141	9.4%
Tier I capital (to risk-weighted assets)	23,057	9.5%	21,171	8.6%
Tier I capital (to average assets)	23,057	7.8%	21,171	7.2%

At June 30, 2008, Community Bank-Wheaton/Glen Ellyn (the “Bank”), the Company’s wholly owned subsidiary, was categorized by its regulators as well capitalized in accordance with all regulatory capital requirements. In addition, at December 31, 2007, the Bank was categorized as well capitalized in accordance with the regulatory criteria for Tier 1 capital requirements. However, the Bank was slightly below the well capitalized risk based capital requirement of 10% at December 31, 2007.

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

Available-for-sale Securities

If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include certain collateralized mortgage and debt obligations and certain municipal securities. The following table is as of June 30, 2008:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale Securities	$30,996,000	$—	$30,996,000	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Community Financial Shares, Inc. (the “Company”) is the holding company for Community Bank- Wheaton/Glen Ellyn (the “Bank”). The Company is headquartered in Glen Ellyn, Illinois and operates four offices in its market. One location is in Glen Ellyn and three are located in Wheaton. The Company completed construction and opened its fourth location November 21, 2007. The new facility will help to solidify the Company’s market presence in Wheaton as well as provide access to the Carol Stream and Winfield markets.

The Company’s principal business is conducted by the Bank and consists of offering a full range of community-based financial services, including commercial and retail banking services. The profitability of the Company’s operations depends primarily on its net interest income, provision for loan losses, other income, and other expenses. Net interest income is the difference between the income the Company receives on its loan and securities portfolios and its cost of funds, which consists of interest paid on deposits and borrowings. The provision for loan losses reflects the cost of credit risk in the Company’s loan portfolio. Other income consists of service charges on deposit accounts, gains on loan sales, securities gains (losses), and other income. Other expenses include salaries and employee benefits, as well as occupancy and equipment expenses and other noninterest expenses.

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

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

Total assets at June 30, 2008 were $289.8 million, which represented a decrease of $8.5 million, or 2.8%, compared to $298.3 million at December 31, 2007. The change in total assets was primarily due to decreases in cash and cash equivalents, investment securities and loans receivable. Cash and cash equivalents decreased by $2.8 million, or 36.4%, to $5.0 million at June 30, 2008. The decrease in cash and cash equivalents is partially due to the repayment of $5.6 million of borrowings during the first six months of 2008. Investment securities decreased by $2.2 million, or 6.5%, to $31.0 million at June 30, 2008. This decrease is partially due to $6.1 million of securities being called in the first six months of 2008. Loans receivable decreased by $4.3 million, or 1.9%, to $223.5 million at June 30, 2008. Net of loans sold, loans receivable increased $2.4 million. This net growth in loans during the first six months ended June 30, 2008 is primarily due to continued strong relationships within the business community maintained by our loan staff. The decrease in total loans was partially offset by an increase in premises and equipment, net which increased $482,000, or 2.9%, to $17.0 million at June 30, 2008 as compared to $16.5 million at December 31, 2007, which is primarily due to final costs associated with the completion of the Bank’s fourth full service facility.

Total liabilities at June 30, 2008 were $272.1 million, which represented a decrease of $7.7 million, or 2.8%, compared to $279.8 million at December 31, 2007. Deposits decreased $3.2 million, or 1.3%, to $245.8 million at June 30, 2008 as compared to $249.0 million at December 31, 2007. Deposits decreased partially due to the continued strong competition for certificates of deposit. However, the bank’s commercial loan staff continues to place an emphasis on obtaining deposit relationships with our current commercial loan clients. Federal Home Loan Bank (“FHLB”) advances and other borrowed money decreased $3.6 million, or 14.4%, to $21.4 million at June 30, 2008 from $25.0 million at December 31, 2007. However, the opening of the facility in north Wheaton has provided a new source of deposits which has decreased our reliance on FHLB advances to fund loan growth. Deposits from this facility since its opening in November 2007 totaled $13.0 million at June 30, 2008, which is $3.9 million higher than March 31, 2008.

Shareholders’ equity decreased by $777,000, or 4.2%, to $17.7 million at June 30, 2008 as compared to $18.5 million at December 31, 2007. The decrease in shareholders’ equity was primarily the result of stock repurchases of 6,333 shares totaling $165,000, dividends paid of $149,000, a decrease of $244,000 in the Company’s accumulated other comprehensive loss relating to the change in fair value of its available-for-sale investment portfolio during the first six months of 2008 and the Company’s net loss for the six months ended June 30, 2008.

Comparison of Operating Results for the Three Months Ended June 30, 2008 and 2007

General. The Company’s net income (loss) decreased $731,000 to ($327,000) for the three months ended June 30, 2008, from $405,000 for the three months ended June 30, 2007. This represents a 189.7% decrease in diluted earnings per share to ($0.26) per share for the three months ended June 30, 2008 from $0.29 per share for the three months ended June 30, 2007. The decrease in net income is partially the result of the combined effect of i) an $800,000 provision for loan losses; ii) a $291,000 decrease in net interest income primarily due to a decrease in the yield on interest earning assets; iii) a $144,000 increase in noninterest expense; and iv) a $59,000 increase in noninterest income.

Net interest income. The following table summarizes interest and dividend income and interest expense for the three months ended June 30, 2008 and 2007.

	Three Months Ended June 30,
	2008	2007	$ Change	% Change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$3,473	$3,730	$(257)	(6.89)%
Securities:
Taxable	212	326	(114)	(34.97)
Exempt from federal tax	129	160	(31)	(19.38)
Federal funds sold	13	20	(7)	(35.00)
Federal Home Loan Bank dividends and other	—	91	(91)	(100.00)

Total interest and dividend income	3,827	4,327	(500)	(11.56)

Interest expense:
Deposits	1,459	1,710	(251)	(14.68)
Federal funds purchased	10	11	(1)	(9.09)
Federal Home Loan Bank advances and other borrowings	195	132	63	47.73
Subordinated debentures	63	83	(20)	(24.10)

Total interest expense	1,727	1,936	(209)	(10.80)

Net interest income	$2,100	$2,391	$(291)	(12.17)

The following table summarizes average balances and annualized average yield or cost for the three months ended June 30, 2008 and 2007.

	Three Months Ended June 30,
	2008			2007
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$—	—	—%	$1,463	20	5.34%
Taxable securities	15,954	212	5.32	25,593	326	5.11
Tax-exempt securities	12,238	129	4.23	14,824	160	4.34
Loan receivables, net	230,342	3,473	6.05	196,905	3,730	7.60
Interest-bearing deposits	2,403	13	2.25	3,812	53	5.57
FHLB stock	5,398	—	0.00	5,398	38	2.84

Total interest-earning assets	266,335	3,827	5.76	247,995	4,327	7.00
Interest-bearing liabilities:
NOW accounts	46,559	119	1.02	35,708	53	0.59
Regular savings	26,887	17	0.25	27,833	52	0.75
Money market accounts	39,940	233	2.34	43,032	344	3.21
Certificates of deposit	107,431	1,090	4.07	100,901	1,272	5.06
FHLB advances and other	19,000	218	4.60	10,610	122	4.61
Federal funds purchased	1,642	10	2.42	604	10	6.93
Subordinated debentures	3,609	40	4.48	3,847	83	8.66

Total interest-bearing deposits	$245,068	1,727	2.83	$222,535	1,936	3.49

Net interest income		2,100			2,391

Net interest spread			2.93%			3.51%

Net interest income to average interest-earning assets			3.16%			3.87%

Interest Income. Interest income decreased $500,000, or 11.6%, to $3.8 million for the three months ended June 30, 2008, compared to $4.3 million in the same period in 2007. This decrease resulted primarily from a decrease in average yield. The largest component was a decrease of $257,000 in interest income on loans for the three months ended June 30, 2008 compared to the comparable prior year period.

Loan interest income decreased $257,000, or 6.9%, to $3.5 million for the three months ended June 30, 2008, compared to $3.7 million for the comparable prior year period. This decrease resulted from a decrease in the average yield of 155 basis points to 6.05% for the three months ended June 30, 2008 from 7.60% for the comparable prior year period. This decrease was partially offset by in increase in the average balance of $33.4 million to $230.3 million for the three months ended June 30, 2008 from $196.9 million for the comparable prior year period. There was a 225 basis point decrease in the federal funds interest rate since January 2008. The effect of such decreases has a negative impact due to approximately one half of the bank’s portfolio being comprised of adjustable rate loans. In addition, interest on taxable securities decreased $114,000 for the three months ended June 30, 2008 compared to the comparable prior year period. This decrease is primarily due to a decrease in average balance of $9.6 million to $16.0 million for the three months ended June 30, 2008 from $25.6 million for the three months ended June 30, 2007 partially due to securities called in the three months ended June 30, 2008. This decrease was partially offset by an increase in average yield on taxable securities of 21 basis points to 5.32% for the three months ended June 30, 2008 from 5.11% for the comparable prior year period.

Interest Expense. Interest expense decreased by $209,000, or 10.8%, to $1.7 million for the three months ended June 30, 2008, from $1.9 million for the three months ended June 30, 2007. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities of 66 basis points to 2.83% for the three months ended June 30, 2008 from 3.49% for the comparable prior year period. This decrease was partially offset by an increase in the average balance of interest bearing liabilities of $22.6 million to $245.1 million for the three months ended June 30, 2008 from $222.5 million for the three months ended June 30, 2007. Interest expense resulting from FHLB advances and other borrowings increased $86,000 during the three months ended June 30, 2008. The average balance on these borrowings increased $8.4 million to $19.0 million for the three months ended June 30, 2008 from $10.6 million for the comparable prior year period. Partially offsetting this increase was a decrease in average cost of one basis point to 4.60% for the three months ended June 30, 2008 from 4.61% for the comparable period in 2007.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses decreased $291,000, or 12.2%, to $2.1 million for the three months ended June 30, 2008 from $2.4 million for the comparable period in 2007. The Company’s net interest margin expressed as a percentage of average earning assets fell to 3.16% for the three months ended June 30, 2008 as compared to 3.87% for the three months ended June 30, 2007, however, the margin increased 15 basis points from the linked quarter. The yield on average earning assets decreased to 5.76% for the three months ended June 30, 2008 from 7.00% for the comparable period ended June 30, 2007, a 124 basis point decrease. This decrease in the yield on earning assets was primarily due to a decrease in loan yield, which resulted from the 225 basis point decrease in the federal funds interest rate since January 2008. The yield on average loans decreased to 6.05% for the three months ended June 30, 2008 from 7.60% for the three months ended June 30, 2007. In addition, there was a 66 basis point decrease in the cost of interest-bearing liabilities to 2.83% for the three months ended June 30, 2008 as compared to 3.49% a year earlier.

Provision for Loan Losses. The Bank’s provision for loan losses increased to $800,000 for the three months ended June 30, 2008 from $0 for the comparable period in 2007. The increase in the provision was the result of management’s quarterly analysis of the allowance for loan loss. At June 30, 2008, December 31, 2007 and June 30, 2007, non-performing loans totaled $3.1 million, $697,000 and $152,000, respectively. At June 30, 2008, the ratio of the allowance for loan losses to non-performing loans was 89.2% compared to 282.7% at December 31, 2007 and 995.7% at June 30, 2007, respectively. The ratio of the allowance to total loans was 1.24%, 0.86% and 0.77%, at June 30, 2008, December 31, 2007 and June 30, 2007, respectively. The increase in nonperforming loans was primarily the result of the addition of a $2.0 million condominium construction loan located in the western suburbs of Chicago, Illinois. This credit represents approximately 65% of total nonperforming loans at June 30, 2008 and is being closely monitored by senior management.

The amounts of the provision and allowance for loan losses are influenced by a number of factors, including current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. Should the local economic climate begin to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge- offs, and delinquencies could rise and require increases in the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions. Management has concluded that the allowance for loan losses is adequate at June 30, 2008. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses. The FDIC examines the Bank periodically and, accordingly, as part of this examination the allowance is reviewed utilizing specific guidelines. Based upon their review, the regulators may from time to time require reserves in addition to those previously provided.

	Three Months Ended June 30,
	2008	2007	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$171	$142	$29	20.42%
Gain on sale of loans	144	100	44	44.00
Other non-interest income	139	153	(14)	(9.15)

Total non-interest income	$454	$395	$59	14.94

Noninterest Income. Noninterest income totaled $454,000 and $395,000 for the three months ended June 30, 2008 and 2007, respectively. Gain on sale of loans increased $44,000 to $144,000 for the three months ended June 30, 2008 from $100,000 for the comparable prior year period and are down from $172,000 in the linked quarter. The mortgage department continues to operate in a difficult interest rate environment and overall real estate market. In addition, service charges on deposit accounts increased $29,000 to $171,000 for the three months ended June 30, 2008 from $142,000 for the comparable prior year period and are up from $145,000 in the linked quarter. This increase is partially due to an increase in the number of deposit accounts.

	Three Months Ended June 30,
	2008	2007	$ Change	% Change
	(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$1,291	$1,200	$91	7.58%
Net occupancy and equipment expense	319	257	62	24.12
Data processing expense	208	175	33	18.86
Advertising and promotions	98	100	(2)	(2.00)
Professional fees	97	91	6	6.59
Other operating expenses	390	436	(46)	(10.55)

Total non-interest expenses	$2,403	$2,259	$144	6.37

Noninterest Expense. Noninterest expense increased by $144,000, to $2.4 million for the three months ended June 30, 2008 from $2.3 million for the comparable prior year period and is down from $2.5 million in the linked quarter. Salaries and employee benefits increased by $91,000, or 7.6%, to $1.3 million for the three months ended June 30, 2008 compared to $1.2 million for the three months ended June 30, 2007. This increase is primarily due to a combination of annual salary increases and the addition of staff. The additional staff expenses are partially due to the opening of our fourth full service facility, which opened November 21, 2007. Other operating expenses, including occupancy, data processing, and marketing and advertising expenses, increased by a net $93,000, or 17.5%, to $625,000 for the three months ended June 30, 2008 from $532,000 for the prior year period. Of this increase, $33,000 is related to data processing, $62,000 is related to occupancy expenses, which is due to higher depreciation expenses related to the new facility and higher real estate taxes. These increases were partially offset by lower advertising and promotion expenses, which decreased $2,000 from the prior year period. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Expense. Income tax (benefit)/expense totaled ($322,000) and $122,000 for the three months ended June 30, 2008 and 2007, respectively. The decrease in income tax expense is primarily the result of a decrease in income before income taxes of $1.2 million to a loss of ($649,000) for the three months ended June 30, 2008 compared to $527,000 for the comparable prior year period.

Comparison of Operating Results for the Six Months Ended June 30, 2008 and 2007

General. The Company’s net income (loss) decreased $1.5 million to ($246,000) for the six months ended June 30, 2008, from $1.3 million for the six months ended June 30, 2007. This represents a 121.3% decrease in diluted earnings (loss) per share to ($0.20) per share for the six months ended June 30, 2008 from $0.94 per share for the six months ended June 30, 2007. The decrease in net income is partially the result of the combined effect of i) an $830,000 increase in provision for loan losses; ii) a $72,000 increase in interest expense, due to an increase in average balance of interest bearing liabilities; iii) a $610,000 decrease in net interest income primarily due to a decrease in net interest margin and a decrease in the yield on interest earning assets; and iv) the absence of a $478,000 life insurance benefit that was present in the prior year period.

Net interest income. The following table summarizes interest and dividend income and interest expense for the six months ended June 30, 2008 and 2007.

	Six Months Ended June 30,
	2008	2007	$ Change	% Change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$7,216	$7,408	$(192)	(2.59)%
Securities:
Taxable	474	580	(106)	(18.28)
Exempt from federal tax	262	319	(57)	(17.87)
Federal funds sold	17	29	(12)	(41.38)
Federal Home Loan Bank dividends and other	—	171	(171)	(100.00)

Total interest and dividend income	7,969	8,507	(538)	(6.32)

Interest expense:
Deposits	3,256	3,333	(77)	(2.31)
Federal funds purchased	41	13	28	215.38
Federal Home Loan Bank advances and other borrowings	450	264	186	70.45
Subordinated debentures	98	163	(65)	(39.88)

Total interest expense	3,845	3,773	72	1.91

Net interest income	$4,124	$4,734	$(610)	(12.89)

The following table summarizes average balances and annualized average yield or cost for the six months ended June 30, 2008 and 2007.

	Six Months Ended June 30,
	2008			2007
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$—	—	—%	$1,125	29	5.22%
Taxable securities	17,920	474	5.31	23,355	580	5.01
Tax-exempt securities	12,230	262	4.29	14,638	319	4.39
Loan receivables, net	231,540	7,216	6.25	198,662	7,408	7.52
Interest-bearing deposits	1,362	17	2.54	3,970	88	4.48
FHLB stock	5,398	—	0.00	5,398	83	3.10

Total interest-earning assets	268,450	7,969	5.95	247,148	8,507	6.94
Interest-bearing liabilities:
NOW accounts	43,943	221	1.01	35,932	101	0.57
Regular savings	26,023	42	0.33	27,093	104	0.77
Money market accounts	40,310	495	2.46	39,934	548	2.77
Certificates of deposit	112,418	2,498	4.46	104,048	2,580	5.00
FHLB advances and other	18,942	450	4.77	10,555	264	5.05
Federal funds purchased	2,589	41	3.16	381	13	6.63
Subordinated debentures	3,609	98	5.42	3,729	163	8.79

Total interest-bearing deposits	$247,834	3,845	3.11	$221,672	3,773	3.43
Net interest income		4,124			4,734

Net interest spread			2.84%			3.51%

Net interest income to average interest-earning assets			3.08%			3.86%

Interest Income. Interest income decreased $538,000, or 6.3%, to $8.0 million for the six months ended June 30, 2008, compared to $8.5 million in the same period in 2007. This decrease resulted primarily from a decrease in average yield. The largest component was a decrease of $192,000 in interest income on loans for the six months ended June 30, 2008 compared to the comparable prior year period. In addition, FHLB dividends decreased $83,000 for the six months ended June 30, 2008 compared to the comparable prior year period. This resulted from a decision by the FHLB of Chicago to not declare a dividend for the six months ended June 30, 2008.

Loan interest income decreased $192,000, or 2.6%, to $7.2 million for the six months ended June 30, 2008, compared to $7.4 million for the comparable prior year period. This decrease resulted from a decrease in the average yield of 127 basis points to 6.25% for the six months ended June 30, 2008 from 7.52% for the comparable prior year period. This decrease was partially offset by in increase in the average balance of $32.8 million to $231.5 million for the six months ended June 30, 2008 from $198.7 million for the comparable prior year period. The decrease in yield is primarily due to a 225 basis point decrease in the federal funds interest rate since January 2008, and the effect such decreases have had on the Bank’s loan portfolio, approximately one half of which is comprised of adjustable rate loans. In addition, interest on taxable securities decreased $106,000 for the six months ended June 30, 2008 compared to the comparable prior year period. This decrease is primarily due to a decrease in average balance of $5.4 million to $17.9 million for the six months ended June 30, 2008 from $23.4 million for the six months ended June 30, 2007. This decrease was partially offset by an increase in average yield on taxable securities of 30 basis points to 5.31% for the six months ended June 30, 2008 from 5.01% for the comparable prior year period.

Interest Expense. Interest expense increased slightly by $72,000, or 1.9%, to $3.8 million for the six months ended June 30, 2008, from $3.7 million for the six months ended June 30, 2007. This increase resulted from an increase in the average balance of interest bearing liabilities of $26.1 million, or 11.8%, to $247.8 million for the six months ended June 30, 2008 from $221.7 million for the comparable prior year period. This increase was partially offset by a decrease in the average rate paid on interest bearing liabilities of 32 basis points to 3.11% for the six months ended June 30, 2008 from 3.43% for the comparable prior year period. Interest expense resulting from FHLB advances and other borrowings increased $186,000 during the six months ended June 30, 2008. The average balance on these borrowings increased $8.3 million to $18.9 million for the six months ended June 30, 2008 from $10.6 million for the comparable prior year period. Partially offsetting this increase was a decrease in average cost of 28 basis points to 4.77% for the six months ended June 30, 2008 from 5.05% for the comparable period in 2007.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses decreased $610,000, or 12.9%, to $4.1 million for the six months ended June 30, 2008 from $4.7 million for the comparable period in 2007. The Company’s net interest margin expressed as a percentage of average earning assets fell to 3.08% for the six months ended June 30, 2008 as compared to 3.86% for the six months ended June 30, 2007. The yield on average earning assets decreased to 5.95% for the six months ended June 30, 2008 from 6.94% for the comparable period ended June 30, 2007, a 99 basis point decrease. This decrease in the yield on earning assets was primarily due to a decrease in loan yield, which resulted from the 225 basis point decrease in the federal funds interest rate since January 2008. The yield on average loans decreased to 6.25% for the six months ended June 30, 2008 from 7.52% for the six months ended June 30, 2007. In addition, there was a 32 basis point decrease in the cost of interest-bearing liabilities to 3.11% for the six months ended June 30, 2008 as compared to 3.43% a year earlier.

Provision for Loan Losses. The Bank’s provision for loan losses increased to $830,000 for the six months ended June 30, 2008 from $0 for the comparable period in 2007. The increase in the provision was the result of management’s quarterly analysis of the allowance for loan loss. At June 30, 2008, December 31, 2007 and June 30, 2007, non-performing loans totaled $3.1 million, $697,000 and $152,000, respectively. At June 30, 2008, the ratio of the allowance for loan losses to non-performing loans was 89.2% compared to 282.7% at December 31, 2007 and 995.7% at June 30, 2007, respectively. The ratio of the allowance to total loans was 1.24%, 0.86% and 0.77%, at June 30, 2008, December 31, 2007 and June 30, 2007, respectively. The increase in nonperforming loans was primarily the result of the addition of a $2.0 million condominium construction loan located in the western suburbs of Chicago, Illinois. This credit represents approximately 65% of total nonperforming loans at June 30, 2008 and is being closely monitored by senior management.

	Six Months Ended June 30,
	2008	2007	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$316	$278	$38	13.67%
Gain on sale of loans	315	207	108	52.17
Gain on sale of securities	79	37	42	113.51
Life insurance benefit	—	478	(478)	(100.00)
Other non-interest income	271	302	(31)	(10.26)

Total non-interest income	$981	$1,302	$(321)	(24.65)

Noninterest Income. Noninterest income totaled $981,000 and $1.3 million for the six months ended June 30, 2008 and 2007, respectively. Life insurance death benefits decreased $478,000 to $0 for the six months ended June 30, 2008 from the prior year period which included a benefit related to BOLI. Gain on sale of loans increased $108,000 to $315,000 for the six months ended June 30, 2008 from $207,000 for the comparable prior year period. This increase is due to a greater emphasis placed on this area. Gain on sale of securities increased $42,000 to $79,000 for the six months ended June 30, 2008 from $37,000 for the comparable prior year period. In addition, service charges on deposit accounts increased $38,000 to $316,000 for the six months ended June 30, 2008 from $278,000 for the comparable prior year period. This increase is partially due to an increase in the number of deposit accounts.

	Six Months Ended June 30,
	2008	2007	$ Change	% Change
	(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$2,622	$2,442	$180	7.37%
Net occupancy and equipment expense	674	516	158	30.62
Data processing expense	412	335	77	22.99
Advertising and promotions	168	200	(32)	(16.00)
Professional fees	185	181	4	2.21
Other operating expenses	834	778	56	7.20

Total non-interest expenses	$4,895	$4,452	$443	9.95

Noninterest Expense. Noninterest expense increased by $443,000, to $4.9 million for the six months ended June 30, 2008 from $4.5 million for the comparable prior year period. Salaries and employee benefits increased by $180,000, or 7.4%, to $2.6 million for the six months ended June 30, 2008 compared to $2.4 million for the six months ended June 30, 2007. This increase is primarily due to a combination of annual salary increases and the addition of staff. The additional staff expenses are partially due to the opening of our fourth full service facility, which opened November 21, 2007. Other operating expenses, including occupancy, data processing, and marketing and advertising expenses, increased by a combined $203,000, or 19.3%, to $1.3 million for the six months ended June 30, 2008 from $1.1 million for the prior year period. Of this increase, $77,000 is related to data processing, $158,000 is related to occupancy expenses, which is due to higher depreciation expenses related to the new facility and higher real estate taxes. These increases were partially offset by lower advertising and promotion expenses, which decreased $32,000 from the prior year period. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Expense. Income tax (benefit)/expense totaled ($374,000) and $285,000 for the six months ended June 30, 2008 and 2007, respectively. The decrease in income tax expense is primarily the result of a decrease in income (loss) before income taxes of $2.2 million to ($620,000) for the six months ended June 30, 2008 compared to $1.6 million for the comparable prior year period.

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

Contractual Obligations

The following table discloses contractual obligations of the Company as of June 30, 2008:

(Dollars in Thousands)	2008	2009	2010	2011	2012	2013 and after	Total
Federal Home Loan Bank advances	$6,500	$6,000	$4,500	—	—	—	$17,000
Line of credit Subordinated debentures	2,000 —	— —	— —	— —	— —	— 3,609	2,000 3,609
Data Processing (1), (2)	261	541	561	581	601	—	2,545

Total	$8,761	$6,541	$5,061	$581	$601	$3,609	$25,154

(1)	Estimated contract amount based on transaction volume. Actual expense was $461,000 and $444,000 in 2007 and 2006 respectively.
(2)	Contract expires September 30, 2012.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see Note 15 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC. We currently have no plans to engage in hedging activities in the future. For the year ended December 31, 2007 and for the six months ended June 30, 2008, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 4:	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 through April 30, 2008 (1)

May 1, 2008 through May 31, 2008

June 1, 2008 through June 30, 2008

(1)	On February 25, 2008, the Company announced that its Board of Directors had approved a stock repurchase program authorizing the Company to purchase up to 15,000 shares of the Company’s common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on May 28, 2008. The following proposals were voted on by the stockholders.

PROPOSAL	FOR	WITHHELD
1) Election of Directors – nominees for a one year term:
William F. Behrmann	1,023,296	19,356
Penny A. Belke	1,020,608	22,044
H. David Clayton	1,024,124	18,528
Raymond A. Dieter	1,013,056	29,596
Donald H. Fischer	1,019,592	23,060
Robert F. Haeger	1,022,864	19,788
Scott W. Hamer	1,023,924	18,728
Mary Beth Moran	1,020,608	22,044
Joseph S. Morrissey	1,022,864	19,788
John M. Mulherin	1,018,216	24,436

2) Approval of appointment of BKD LLP as the Company’s Independent Registered Public Accounting Firm for the Year ending December 31, 2008.	FOR	AGAINST	ABSTAIN
	982,316	48,348	11,988

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL SHARES, INC.
(Registrant)

/s/ Scott W. Hamer
Scott W. Hamer
Dated: August 14, 2008
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Eric J. Wedeen
Eric J. Wedeen
Dated: August 14, 2008
Chief Financial Officer
(Principal Financial Officer)