Form 10-Q
period 2008-09-30
COMMUNITY FINANCIAL SHARES INC
filed 2008-11-14
CIK 1123735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2008
Common Stock, no par value per share	1,245,267shares

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and due from banks	$5,387	$7,789

Securities available-for-sale	27,784	33,163
Loans, less allowance for loan losses of $3,479 and $1,970 at September 30, 2008 and December 31, 2007, respectively	221,334	227,736
Loans held for sale	1,050	600
Federal Home Loan Bank stock	5,398	5,398
Premises and equipment, net	16,901	16,515
Cash value of life insurance	5,412	5,247
Interest receivable and other assets	1,843	1,863

Total assets	$285,109	$298,311

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$242,949	$249,032
Federal Home Loan Bank advances	17,000	17,500
Subordinated debentures	3,609	3,609
Federal funds purchased and other borrowings	4,000	7,500
Interest payable and other liabilities	815	2,165

Total liabilities	268,373	279,806
Commitments and contingent liabilities

Shareholders’ equity
Common stock - no par value, 5,000,000 shares authorized; 1,245,267 and 1,250,880 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	—	—
Paid-in capital	4,863	4,999
Retained earnings	12,435	13,630
Accumulated other comprehensive loss	(562)	(124)

Total shareholders’ equity	16,736	18,505

Total liabilities and shareholders’ equity	$285,109	$298,311

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2008 and 2007

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income
Loans	$3,314	$3,855	$10,530	$11,263
Securities:
Taxable	243	324	717	904
Exempt from federal income tax	129	160	391	479
Federal funds sold	—	4	—	33
Federal Home Loan Bank dividends and other	2	61	19	232

Total interest income	3,688	4,404	11,657	12,911
Interest expense
Deposits	1,275	1,793	4,531	5,127
Federal funds purchased	10	12	51	25
Federal Home Loan Bank advances and other borrowed funds	205	216	656	480
Subordinated debentures	41	62	138	224

Total interest expense	1,531	2,083	5,376	5,856

Net interest income	2,157	2,321	6,281	7,055
Provision for loan losses	795	10	1,625	10

Net interest income after provision for loan losses	1,362	2,311	4,656	7,045
Non-interest income
Service charges on deposit accounts	190	143	507	421
Gain on sale of loans	116	67	431	274
Gain on sale of securities	—	13	79	50
Loss on impairment of securities	(485)	—	(485)	—
Life insurance death benefit	—	—	—	478
Other non-interest income	152	154	422	456

Total non- interest income	(27)	377	954	1,679

Non-interest expense
Salaries and employee benefits	1,292	1,223	3,914	3,665
Net occupancy and equipment expense	353	264	1,027	780
Data processing expense	218	172	630	507
Advertising and promotions	90	118	258	318
Professional fees	97	121	282	302
Other operating expenses	393	334	1,227	1,113

Total non interest expense	2,443	2,232	7,338	6,685

Income (loss) before income taxes	(1,108)	456	(1,728)	2,039
Provision (benefit) for income taxes	(308)	98	(682)	383

Net income (loss)	$(800)	$358	$(1,046)	$1,656

Earnings (loss) per share
Basic	$(0.64)	$0.26	$(0.84)	$1.20
Diluted	$(0.64)	$0.26	$(0.84)	$1.20
Average shares outstanding basic	1,245,267	1,375,278	1,246,280	1,375,268
Average shares outstanding diluted	1,245,267	1,380,983	1,249,020	1,380,294
Dividends per share	$0.00	$0.06	$0.12	$0.18

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2008 and 2007

(In thousands, except share data)

(Unaudited)

	Number of Common Shares	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2008	1,250,880	$4,999	$13,630	$(124)	$18,505
Net loss	—	—	(1,046)	—	(1,046)
Change in unrealized net loss on securities available-for-sale, net of reclassifications and tax effects	—	—	—	(438)	(438)

Total comprehensive loss					(1,484)
Cash dividends ($0.12 per share)	—	—	(149)	—	(149)
Stock option expense	—	13	—	—	13
Tax benefit of stock options exercised	—	1	—	—	1
Stock repurchased	(6,333)	(165)	—	—	(165)
Stock options exercised	720	15	—	—	15

Balance at September 30, 2008	1,245,267	$4,863	$12,435	$(562)	$16,736

Balance at January 1, 2007	1,375,228	$8,231	$12,361	$9	$20,601
Net income	—	—	1,656	—	1,656
Change in unrealized net gain on securities available-for-sale, net of reclassifications and tax effects	—	—	—	(220)	(220)

Total comprehensive income					1,436
Cash dividends ($0.18 per share)	—	—	(248)	—	(248)
Stock option expense	—	13	—	—	13
Stock options exercised	50	1	—	—	1

Balance at September 30, 2007	1,375,278	$8,245	$13,769	$(211)	$21,803

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2008 and 2007

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,046)	$1,656
Adjustments to reconcile net income (loss) to net cash from operating activities
Amortization on securities, net	12	55
Depreciation	505	403
Provision for loan losses	1,625	10
Gain on sale of securities	(79)	(50)
Gain on sale of loans	(431)	(274)
Loss on impairment of securities	485	—
Originations of loans for sale	(20,276)	(13,627)
Proceeds from sales of loans	20,708	13,901
Compensation cost of stock options	13	13
Change in cash value of life insurance	(165)	(214)
Change in interest receivable and other assets	296	(109)
Change in interest payable and other liabilities	(1,350)	(167)

Net cash from operating activities	297	1,597
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(9,187)	(12,951)
Maturities and calls of securities available-for-sale	11,316	3,909
Proceeds from sales of securities available-for-sale	2,118	7,431
Net change in loans	4,327	(13,937)
Proceeds of life insurance death benefit	—	478
Property and equipment expenditures, net	(891)	(2,093)

Net cash from (used in) investing activities	7,683	(17,163)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in:
Non-interest bearing and interest bearing demand deposits and savings	8,720	(334)
Certificates and other time deposits	(14,804)	7,498
Short term borrowings	(5,500)	—
Proceeds of borrowings	10,500	10,609
Repayments of borrowings	(9,000)	(3,609)
Purchase of stock	(165)	—
Exercise of stock options	15	1
Tax benefit of stock options exercised	1	—
Dividends paid	(149)	(248)

Net cash from (used in) financing activities	(10,382)	13,917

Change in cash and cash equivalents	(2,402)	(1,649)

Cash and cash equivalents at beginning of period	7,789	10,629

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,387	$8,980

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

September 30, 2008 and 2007

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements. The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management of Community Financial Shares, Inc. (the “Company”), for a fair statement of results for the interim periods presented. Results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

NOTE 2 – EARNINGS (LOSS) PER SHARE

The number of shares used to compute basic and diluted earnings (loss) per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss) (in thousands)	$(800)	$358	$(1,046)	$1,656

Weighted Average Shares outstanding	1,245,267	1,375,278	1,246,280	1,375,268
Effect of dilutive securities:
Stock options	—	5,705	2,740	5,026

Shares used to compute diluted earnings per share	1,245,267	1,380,983	1,249,020	1,380,294

Earnings (loss) per share:
Basic	$(0.64)	$0.26	$(0.84)	$1.20
Diluted	(0.64)	0.26	(0.84)	1.20

There were 3,340 and 2,140 anti-dilutive shares for the three and nine months ended September 30, 2008, respectively, included in the above table. In addition, there were no anti-dilutive shares for the three and nine months ended September 30, 2007.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

September 30, 2008 and 2007

NOTE 3 – CAPITAL RATIOS

At the dates indicated, the Bank’s capital ratios were:

	September 30, 2008		December 31, 2007
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$25,104	10.7%	$23,141	9.4%
Tier I capital (to risk-weighted assets)	22,123	9.3%	21,171	8.6%
Tier I capital (to average assets)	22,123	7.7%	21,171	7.2%

At September 30, 2008, Community Bank-Wheaton/Glen Ellyn (the “Bank”), the Company’s wholly owned subsidiary, was categorized by its regulators as well capitalized in accordance with all regulatory capital requirements. In addition, at December 31, 2007, the Bank was categorized as well capitalized in accordance with the regulatory criteria for Tier 1 capital requirements. However, the Bank was slightly below the well capitalized risk based capital requirement of 10% at December 31, 2007.

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

FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. FAS 157 describes the following three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-sale Securities

If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include certain collateralized mortgage and debt obligations and certain municipal securities. The following table is as of September 30, 2008:

	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale Securities	$27,784,000	$—	$27,784,000	$—

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is reported when scheduled payments under contractual terms are deemed uncollectible. Impaired loans are carried at fair value as estimated using current and prior appraisals, discounting factors, the borrower’s financial ability to repay, estimated cash flows from the property and other relevant factors. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses recorded in current earnings. The following table is as of September 30, 2008:

	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans	$1,435,000	$—	$—	$1,435,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Safe Harbor Statement

This report (including information incorporated herein by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such as defined term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

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

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

Total assets at September 30, 2008 were $285.1 million, which represented a decrease of $13.2 million, or 4.4%, compared to $298.3 million at December 31, 2007. The change in total assets was primarily due to decreases in cash and cash equivalents, investment securities and loans receivable. Cash and cash equivalents decreased by $2.4 million, or 30.8%, to $5.4 million at September 30, 2008. The decrease in cash and cash equivalents is partially due to the repayment of $5.6 million of borrowings during the first nine months of 2008. Investment securities decreased by $5.4 million, or 16.2%, to $27.8 million at September 30, 2008. This decrease is primarily due to $9.1 million of securities being called in the first nine months of 2008. Loans receivable decreased by $6.4 million, or 2.8%, to $221.3 million at September 30, 2008. Net of loans sold, loans receivable increased $200,000 during the first nine months of fiscal 2008. This net growth in loans during the nine months ended September 30, 2008 is primarily due to continued strong relationships within the local business community maintained by our loan staff. The overall decrease in total loans was partially offset by an increase in premises and equipment, which increased $386,000, or 2.3%, to $16.9 million at September 30, 2008 as compared to $16.5 million at December 31, 2007, primarily due to final costs associated with the completion of the Bank’s fourth full service facility in Wheaton.

Total liabilities at September 30, 2008 were $268.4 million, which represented a decrease of $11.4 million, or 4.1%, compared to $279.8 million at December 31, 2007. Deposits decreased $6.1 million, or 2.4%, to $242.9 million at September 30, 2008 as compared to $249.0 million at December 31, 2007. Deposits decreased primarily due to the continued strong competition for certificates of deposit in the Bank’s market area. However, the Bank’s commercial loan staff continues to place an emphasis on obtaining deposit relationships with our current commercial loan clients. Federal Home Loan Bank (“FHLB”) advances and other borrowed money decreased $4.0 million, or 16.0%, to $21.0 million at September 30, 2008 from $25.0 million at December 31, 2007. The opening of the facility in north Wheaton has provided a new source of deposits which has decreased our reliance on FHLB advances to fund loan growth. Deposits from this facility since its opening in November 2007 totaled $13.6 million at September 30, 2008, which is $640,000 higher than June 30, 2008.

Shareholders’ equity decreased by $1.8 million, or 9.6%, to $16.7 million at September 30, 2008 as compared to $18.5 million at December 31, 2007. The decrease in shareholders’ equity was primarily the result of stock repurchases of 6,333 shares totaling $165,000, dividends paid of $149,000, a decrease of $438,000 in the Company’s accumulated other comprehensive loss relating to the change in fair value of its available-for-sale investment portfolio during the first nine months of 2008 and the Company’s net loss for the nine months ended September 30, 2008.

Comparison of Operating Results for the Three Months Ended September 30, 2008 and 2007

General. The Company’s net income (loss) decreased $1.2 million to ($800,000) for the three months ended September 30, 2008, from $358,000 for the three months ended September 30, 2007. This represents a 346.2% decrease in diluted earnings per share to ($0.64) per share for the three months ended September 30, 2008 from $0.26 per share for the three months ended September 30, 2007. The decrease in net income is the result of the combined effect of i) a $795,000 provision for loan losses; ii) a $485,000 write-down of Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock; iii) a $163,000 decrease in net interest income primarily due to a decrease in the yield on interest earning assets; iv) a $210,000 increase in noninterest expense; and v) an $81,000 increase in noninterest income excluding the onetime charge on the FHLMC preferred stock.

Net interest income. The following table summarizes interest and dividend income and interest expense for the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008	2007	$ Change	% Change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$3,314	$3,855	$(541)	(14.03)%
Securities:
Taxable	243	324	(81)	(25.00)
Exempt from federal tax	129	160	(31)	(19.38)
Federal funds sold	—	4	(4)	(100.00)
Federal Home Loan Bank dividends and other	2	61	(59)	(96.72)

Total interest and dividend income	3,688	4,404	(716)	(16.26)

Interest expense:
Deposits	1,275	1,793	(518)	(28.89)
Federal funds purchased	10	12	(2)	(16.67)
Federal Home Loan Bank advances and other borrowings	205	216	(11)	(5.09)
Subordinated debentures	41	62	(21)	(33.87)

Total interest expense	1,531	2,083	(552)	(26.50)

Net interest income	$2,157	$2,321	$(164)	(7.07)

The following table summarizes average balances and annualized average yields or costs for the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008			2007
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$—	—	—%	$283	3	4.86%
Taxable securities	18,868	243	5.10	25,129	324	5.12
Tax-exempt securities	12,241	129	4.19	14,968	160	4.25
Loan receivables, net	224,840	3,314	5.85	209,193	3,855	7.31
Interest-bearing deposits	153	2	5.23	1,624	22	5.29
FHLB stock	5,398	—	0.00	5,398	39	2.86

Total interest-earning assets	261,500	3,688	5.60	256,596	4,404	6.81

Interest-bearing liabilities:
NOW accounts	48,121	138	1.14	33,742	60	0.70
Regular savings	25,745	16	0.25	26,124	47	0.72
Money market accounts	39,989	235	2.33	44,196	361	3.24
Certificates of deposit	101,862	886	3.45	105,502	1,325	4.98
FHLB advances and other	19,000	205	4.28	16,522	216	5.18
Federal funds purchased	1,947	10	2.08	917	12	5.39
Subordinated debentures	3,609	41	4.46	3,609	62	6.79

Total interest-bearing deposits	$240,273	1,531	2.53	$230,612	2,083	3.58

Net interest income		2,157			2,321

Net interest spread			3.07%			3.23%

Net interest income to average interest-earning assets			3.27%			3.59%

Interest Income. Interest income decreased $716,000, or 16.3%, to $3.7 million for the three months ended September 30, 2008, compared to $4.4 million in the same period in 2007. This decrease resulted primarily from a decrease in average yield. The largest component was a decrease of $541,000 in interest income on loans for the three months ended September 30, 2008 compared to the comparable prior year period.

Loan interest income decreased $541,000, or 14.0%, to $3.3 million for the three months ended September 30, 2008, compared to $3.9 million for the comparable prior year period. This decrease resulted from a decrease in the average yield of 146 basis points to 5.85% for the three months ended September 30, 2008 from 7.31% for the comparable prior year period. This decrease was partially offset by in increase in the average balance of $15.6 million to $224.8 million for the three months ended September 30, 2008 from $209.2 million for the comparable prior year period. There was a 225 basis point decrease in the federal funds interest rate since January 2008. The effect of such decreases had a negative impact due to approximately one half of the Bank’s portfolio being comprised of adjustable rate loans. In addition, interest on taxable securities decreased $81,000 for the three months ended September 30, 2008 compared to the comparable prior year period. This decrease is primarily due to a decrease in average balance of $6.2 million to $18.9 million for the three months ended September 30, 2008 from $25.1 million for the three months ended September 30, 2007 partially due to $2.0 million of securities being called in the three months ended September 30, 2008. In addition, the average yield on taxable securities decreased 2 basis points to 5.10% for the three months ended September 30, 2008 from 5.12% for the comparable prior year period.

Interest Expense. Interest expense decreased by $552,000, or 26.5%, to $1.5 million for the three months ended September 30, 2008, from $2.1 million for the three months ended September 30, 2007. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities of 105 basis points to 2.53% for the three months ended September 30, 2008 from 3.58% for the comparable prior year period. This decrease was partially offset by an increase in the average balance of interest bearing liabilities of $9.7 million to $240.3 million for the three months ended September 30, 2008 from $230.6 million for the three months ended September 30, 2007. Interest expense resulting from FHLB advances and other borrowings decreased $11,000 during the three months ended September 30, 2008. The average balance on these borrowings increased $2.5 million to $19.0 million for the three months ended September 30, 2008 from $16.5 million for the comparable prior year period. Partially offsetting this increase was a decrease in average cost of 90 basis points to 4.28% for the three months ended September 30, 2008 from 5.18% for the comparable period in 2007.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses decreased $163,000, or 7.1%, to $2.2 million for the three months ended September 30, 2008 from $2.3 million for the comparable period in 2007. The Company’s net interest margin expressed as a percentage of average earning assets fell to 3.27% for the three months ended September 30, 2008 as compared to 3.59% for the three months ended September 30, 2007, however, the margin increased 11 basis points from the three months ended June 30, 2008. The yield on average earning assets decreased to 5.60% for the three months ended September 30, 2008 from 6.81% for the comparable period ended September 30, 2007, a 121 basis point decrease. This decrease in the yield on earning assets was primarily due to a decrease in loan yield, which resulted from the 225 basis point decrease in the federal funds interest rate since January 2008. The yield on average loans decreased to 5.85% for the three months ended September 30, 2008 from 7.31% for the three months ended September 30, 2007. In addition, there was a 105 basis point decrease in the cost of interest-bearing liabilities to 2.53% for the three months ended September 30, 2008 as compared to 3.58% a year earlier.

Provision for Loan Losses. The Bank’s provision for loan losses increased to $795,000 for the three months ended September 30, 2008 from $10,000 for the comparable period in 2007. The increase in the provision was the result of management’s quarterly analysis of the allowance for loan loss. At September 30, 2008, December 31, 2007 and September 30, 2007, non-performing loans totaled $5.0 million, $697,000 and $156,000, respectively. At September 30, 2008, the ratio of the allowance for loan losses to non-performing loans was 69.8% compared to 282.7% at December 31, 2007 and 995.7% at September 30, 2007. The ratio of the allowance to total loans was 1.55%, 0.86% and 0.73%, at September 30, 2008, December 31, 2007 and September 30, 2007, respectively. The increase in nonperforming loans was primarily the result of the addition of a $1.8 million condominium construction loan located in the western suburbs of Chicago, Illinois and a $2.2 million commercial and industrial loan relationship. These credits represent approximately 80% of total nonperforming loans at September 30, 2008 and are being closely monitored by senior management.

The amounts of the provision and allowance for loan losses are influenced by a number of factors, including current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. Should the local economic climate begin to deteriorate, borrowers may experience difficulty paying off loans and the level of non-performing loans, charge- offs, and delinquencies could rise and require increases in the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions. Management has concluded that the allowance for loan losses is adequate at September 30, 2008. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses. The FDIC examines the Bank periodically and, accordingly, as part of this examination the allowance is reviewed utilizing specific guidelines. Based upon their review, the regulators may from time to time require reserves in addition to those previously provided.

	Three Months Ended September 30,
	2008	2007	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$190	$143	$47	32.87%
Gain on sale of loans	116	67	49	73.13
Gain on sale of securities	—	13	(13)	—
Loss on impairment	(485)	—	(485)	—
Other non-interest income	152	154	(2)	(1.30)

Total non-interest income (loss)	$(27)	$377	$(404)	(107.16)

Noninterest Income. Noninterest income (loss) totaled ($27,000) and $377,000 for the three months ended September 30, 2008 and 2007, respectively. Loss on impairment relates to the $485,000 write-down of our investment in FHLMC preferred stock. Gain on sale of loans increased $49,000 to $116,000 for the three months ended September 30, 2008 from $67,000 for the comparable prior year period and are down from $144,000 the three months ended June 30, 2008. The mortgage department continues to operate in a difficult interest rate environment and overall real estate market. In addition, service charges on deposit accounts increased $47,000 to $190,000 for the three months ended September 30, 2008 from $143,000 for the comparable prior year period and are up from $171,000 for the three months ended June 30, 2008. This increase is partially due to an increase in the number of deposit accounts.

	Three Months Ended September 30,
	2008	2007	$ Change	% Change
	(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$1,292	$1,223	$69	5.64%
Net occupancy and equipment expense	353	264	89	33.71
Data processing expense	218	172	46	26.74
Advertising and promotions	90	118	(28)	(23.73)
Professional fees	97	121	(24)	(19.83)
Other operating expenses	393	334	59	17.66

Total non-interest expenses	$2,443	$2,232	$211	9.45

Noninterest Expense. Noninterest expense increased by $211,000 to $2.4 million for the three months ended September 30, 2008 from $2.2 million for the comparable prior year period and is unchanged from the three months ended June 30, 2008. Salaries and employee benefits increased by $69,000, or 5.6%, to $1.3 million for the three months ended September 30, 2008 compared to $1.2 million for the three months ended September 30, 2007. This increase is primarily due to a combination of annual salary increases and the addition of staff. The additional staff expenses are partially due to the opening of our fourth full service facility, which opened November 21, 2007.

Other operating expenses, including occupancy, data processing, and marketing and advertising expenses, increased by a net $107,000, or 19.3%, to $661,000 for the three months ended September 30, 2008 from $554,000 for the prior year period. Of this increase, $46,000 is related to data processing expense, which is partially due to increased volume and $89,000 is related to occupancy expenses, which is due to higher depreciation expenses related to the new facility and higher real estate taxes. These increases were partially offset by lower advertising and promotion expenses, which decreased $28,000 from the prior year period. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Expense. Income tax (benefit)/expense totaled ($308,000) and $98,000 for the three months ended September 30, 2008 and 2007, respectively. The decrease in income tax expense is primarily the result of a decrease in income before income taxes of $1.6 million to ($1.1 million) for the three months ended September 30, 2008 compared to $456,000 for the comparable prior year period.

Comparison of Operating Results for the Nine Months Ended September 30, 2008 and 2007

General. The Company’s net income (loss) decreased $2.7 million to ($1.0 million) for the nine months ended September 30, 2008, from $1.7 million for the nine months ended September 30, 2007. This represents a 170.0% decrease in diluted earnings (loss) per share to ($0.84) per share for the nine months ended September 30, 2008 from $1.20 per share for the nine months ended September 30, 2007. The decrease in net income is partially the result of the combined effect of i) a $1.6 million increase in provision for loan losses; ii) a $485,000 write-down of FHLMC preferred stock; iii) a $773,000 decrease in net interest income primarily due to a decrease in net interest margin and a decrease in the yield on interest earning assets; and iv) the absence of a $478,000 life insurance benefit that was present in the prior year period.

Net interest income. The following table summarizes interest and dividend income and interest expense for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended September 30,
	2008	2007	$ Change	% Change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$10,530	$11,263	$(733)	(6.51)%
Securities:
Taxable	717	904	(187)	(20.69)
Exempt from federal tax	391	479	(88)	(18.37)
Federal funds sold	—	33	(33)	(100.00)
Federal Home Loan Bank dividends and other	19	232	(213)	(91.81)

Total interest and dividend income	11,657	12,911	(1,254)	(9.71)

Interest expense:
Deposits	4,531	5,127	(596)	(11.62)
Federal funds purchased	51	25	26	104.00
Federal Home Loan Bank advances and other borrowings	656	480	176	36.67
Subordinated debentures	138	224	(86)	(38.39)

Total interest expense	5,376	5,856	(480)	(8.20)

Net interest income	$6,281	$7,055	$(774)	(10.97)

The following table summarizes average balances and annualized average yields or costs for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended September 30,
	2008			2007
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$—	—	—%	$841	33	5.18%
Taxable securities	18,152	717	5.26	23,952	904	5.05
Tax-exempt securities	12,234	391	4.26	14,750	479	4.35
Loan receivables, net	229,290	10,530	6.12	202,211	11,263	7.45
Interest-bearing deposits	956	19	2.69	2,702	108	5.34
FHLB stock	5,398	—	0.00	5,398	124	3.07

Total interest-earning assets	266,030	11,657	5.84	249,854	12,911	6.91
Interest-bearing liabilities:
NOW accounts	45,346	359	1.05	35,194	161	0.61
Regular savings	25,840	58	0.30	27,423	147	0.72
Money market accounts	40,280	730	2.41	40,713	913	3.00
Certificates of deposit	108,873	3,384	4.14	104,538	3,905	4.99
FHLB advances and other	19,189	656	4.55	12,566	480	5.11
Federal funds purchased	2,373	51	2.86	562	25	5.95
Subordinated debentures	3,609	138	5.10	3,688	224	8.13

Total interest-bearing deposits	$245,510	5,376	2.92	$224,684	5,856	3.48
Net interest income		6,281			7,055

Net interest spread			2.92%			3.43%

Net interest income to average interest-earning assets			3.15%			3.77%

Interest Income. Interest income decreased $1.2 million, or 9.7%, to $11.7 million for the nine months ended September 30, 2008, compared to $12.9 million in the same period in 2007. This decrease resulted primarily from a decrease in average yield. The largest component was a decrease of $733,000 in interest income on loans for the nine months ended September 30, 2008 compared to the comparable prior year period. In addition, FHLB dividends decreased $213,000 for the nine months ended September 30, 2008 compared to the comparable prior year period. This resulted from a decision by the FHLB of Chicago to not declare a dividend for the nine months ended September 30, 2008.

Loan interest income decreased $733,000, or 6.5%, to $10.5 million for the nine months ended September 30, 2008, compared to $11.3 million for the comparable prior year period. This decrease resulted from a decrease in the average yield of 133 basis points to 6.12% for the nine months ended September 30, 2008 from 7.45% for the comparable prior year period. This decrease was partially offset by in increase in the average balance of $27.1 million to $229.3 million for the nine months ended September 30, 2008 from $202.2 million for the comparable prior year period. The decrease in yield is primarily due to a 225 basis point decrease in the federal funds interest rate since January 2008, and the effect such decreases have had on the Bank’s loan portfolio, approximately one half of which is comprised of adjustable rate loans. In addition, interest on taxable securities decreased $188,000 for the nine months ended September 30, 2008 compared to the comparable prior year period. This decrease is primarily due to a decrease in average balance of $5.8 million to $18.2 million for the nine months ended September 30, 2008 from $24.0 million for the nine months ended September 30, 2007. This decrease was partially offset by an increase in average yield on taxable securities of 21 basis points to 5.26% for the nine months ended September 30, 2008 from 5.05% for the comparable prior year period.

Interest Expense. Interest expense decreased by $480,000, or 8.2%, to $5.4 million for the nine months ended September 30, 2008, from $5.9 million for the nine months ended September 30, 2007. This increase resulted from an increase in the average balance of interest bearing liabilities of $20.8 million, or 9.3%, to $245.5 million for the nine months ended September 30, 2008 from $224.7 million for the comparable prior year period. This increase was partially offset by a decrease in the average rate paid on interest bearing liabilities of 56 basis points to 2.92% for the nine months ended September 30, 2008 from 3.48% for the comparable prior year period. Interest expense resulting from FHLB advances and other borrowings increased $175,000 during the nine months ended September 30, 2008. The average balance on these borrowings increased $6.6 million to $19.2 million for the nine months ended September 30, 2008 from $12.6 million for the comparable prior year period. Partially offsetting this increase was a decrease in average cost of 56 basis points to 4.55% for the nine months ended September 30, 2008 from 5.11% for the comparable period in 2007.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses decreased $773,000, or 11.0%, to $6.3 million for the nine months ended September 30, 2008 from $7.1 million for the comparable period in 2007. The Company’s net interest margin expressed as a percentage of average earning assets fell to 3.15% for the nine months ended September 30, 2008 as compared to 3.77% for the nine months ended September 30, 2007. The yield on average earning assets decreased to 5.84% for the nine months ended September 30, 2008 from 6.91% for the comparable period ended September 30, 2007, a 107 basis point decrease. This decrease in the yield on earning assets was primarily due to a decrease in loan yield, which resulted from the 225 basis point decrease in the federal funds interest rate since January 2008. The yield on average loans decreased to 6.12% for the nine months ended September 30, 2008 from 7.45% for the nine months ended September 30, 2007. In addition, there was a 56 basis point decrease in the cost of interest-bearing liabilities to 2.92% for the nine months ended September 30, 2008 as compared to 3.48% a year earlier.

Provision for Loan Losses. The Bank’s provision for loan losses increased to $1.6 million for the nine months ended September 30, 2008 from $10,000 for the comparable period in 2007. The increase in the provision was the result of management’s quarterly analysis of the allowance for loan loss. At September 30, 2008, December 31, 2007 and September 30, 2007, non-performing loans totaled $5.0 million, $697,000 and $156,000, respectively. At September 30, 2008, the ratio of the allowance for loan losses to non-performing loans was 69.8% compared to 282.7% at December 31, 2007 and 995.7% at September 30, 2007. The ratio of the allowance to total loans was 1.55%, 0.86% and 0.73%, at September 30, 2008, December 31, 2007 and September 30, 2007, respectively. The increase in nonperforming loans was primarily the result of the addition of a $1.8 million condominium construction loan located in the western suburbs of Chicago, Illinois and a $2.2 million commercial and industrial loan relationship. These credits represent approximately 80% of total nonperforming loans at September 30, 2008 and are being closely monitored by senior management.

	Nine Months Ended September 30,
	2008	2007	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$507	$421	$86	20.43%
Gain on sale of loans	431	274	157	57.30
Gain on sale of securities	79	50	29	58.00
Loss on impairment	(485)	—	(485)	—
Life insurance benefit	—	478	(478)	(100.00)
Other non-interest income	422	456	(34)	(7.46)

Total non-interest income	$954	$1,679	$(725)	(43.18)

Noninterest Income. Noninterest income totaled $954,000 and $1.7 million for the nine months ended September 30, 2008 and 2007, respectively. Loss on impairment relates to the $485,000 other than temporary write-down of our investment in FHLMC preferred stock. Life insurance death benefits decreased $478,000 to $0 for the nine months ended September 30, 2008 from the prior year period which included a benefit related to BOLI. Gain on sale of loans increased $157,000 to $431,000 for the nine months ended September 30, 2008 from $274,000 for the comparable prior year period. This increase is due to a greater emphasis placed on this area during the 2008 period. Gain on sale of securities increased $29,000 to $79,000 for the nine months ended September 30, 2008 from

$50,000 for the comparable prior year period. In addition, service charges on deposit accounts increased $86,000 to $507,000 for the nine months ended September 30, 2008 from $421,000 for the comparable prior year period. This increase is partially due to an increase in the number of deposit accounts.

	Nine Months Ended September 30,
	2008	2007	$ Change	% Change
	(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$3,914	$3,665	$249	6.79%
Net occupancy and equipment expense	1,027	780	247	31.67
Data processing expense	630	507	123	24.26
Advertising and promotions	258	318	(60)	(18.87)
Professional fees	282	302	(20)	(6.62)
Other operating expenses	1,227	1,113	114	10.24

Total non-interest expenses	$7,338	$6,685	$653	9.77

Noninterest Expense. Noninterest expense increased by $653,000, to $7.3 million for the nine months ended September 30, 2008 from $6.7 million for the comparable prior year period. Salaries and employee benefits increased by $249,000, or 6.8%, to $3.9 million for the nine months ended September 30, 2008 compared to $3.7 million for the nine months ended September 30, 2007. This increase is primarily due to a combination of annual salary increases and the addition of staff in connection with the opening of our fourth full service facility, which opened November 21, 2007. Other operating expenses, including occupancy, data processing, and marketing and advertising expenses, increased by a combined $310,000, or 19.3%, to $1.9 million for the nine months ended September 30, 2008 from $1.6 million for the prior year period. Of this increase, $123,000 is related to data processing expense and $247,000 is related to occupancy expenses, which increased due to higher depreciation expenses related to the new facility and higher real estate taxes. These increases were partially offset by lower advertising and promotion expenses, which decreased $60,000 from the prior year period. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Expense. Income tax (benefit)/expense totaled ($682,000) and $383,000 for the nine months ended September 30, 2008 and 2007, respectively. The decrease in income tax expense is primarily the result of a decrease in income (loss) before income taxes of $3.8 million to ($1.7 million) for the nine months ended September 30, 2008 compared to $2.0 million for the comparable prior year period.

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

Financial Accounting Standards Board Statement No. 161 (“SFAS 161”), “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133,” was issued in March 2008 and amends and expands the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

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

Contractual Obligations

The following table discloses contractual obligations of the Company as of September 30, 2008:

(Dollars in Thousands)	2008	2009	2010	2011	2012	2013 and after	Total
Federal Home Loan Bank advances	$4,500	$6,000	$6,500	—	—	—	$17,000
Line of credit Subordinated debentures	2,000 —	— —	— —	— —	— —	— 3,609	2,000 3,609
Data Processing (1), (2)	131	541	561	581	601	—	2,415

Total	$6,631	$6,541	$7,061	$581	$601	$3,609	$25,024

(1)	Estimated contract amount based on transaction volume. Actual expense was $461,000 and $444,000 in 2007 and 2006, respectively.
(2)	Contract expires September 30, 2012.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see Note 15 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC. We currently have no plans to engage in hedging activities in the future. For the year ended December 31, 2007 and for the nine months ended September 30, 2008, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 through July 31, 2008	—	—	—	—

August 1, 2008 through August 31, 2008	—	—	—	—

September 1, 2008 through September 30, 2008	—	—	—	—

(1)	On February 25, 2008, the Company announced that its Board of Directors had approved a stock repurchase program authorizing the Company to purchase up to 15,000 shares of the Company’s common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL SHARES, INC.
(Registrant)

/s/ Scott W. Hamer
Scott W. Hamer
Dated: November 14, 2008
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Eric J. Wedeen
Eric J. Wedeen
Dated: November 14, 2008
Chief Financial Officer
(Principal Financial Officer)