Form 10-K
period 2008-12-31
COMMUNITY FINANCIAL SHARES INC
filed 2009-03-31
CIK 1123735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $21,200,000 based upon the average bid and asked price of such common equity as of the last business day of registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 21, 2009
Common Stock, no par value per share	1,245,267 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 13, 2009 are incorporated by reference into Part III of this Form 10-K.

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

Because of these and other uncertainties, the Company’s actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Company’s past results of operations do not necessarily indicate its future results. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date such forward-looking statement is made.

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

Market Area

The Company is located in the village of Glen Ellyn in DuPage County in Illinois. Glen Ellyn is a suburb of Chicago and is located approximately 20 miles directly west of the city. The combined population of Wheaton and Glen Ellyn is approximately 82,000 while the county of DuPage currently has approximately 930,000 residents. The median household income within the Bank’s market area is above $65,000 which is higher than the area average. The economic base of both communities is comprised primarily of professionals and service related industry. There are no dominant employers in the area. However, the DuPage County offices as well as the College of DuPage, both of whom are nearby, are likely the largest. The local economy remains stable which is reflected in the local real estate values which have been generally stable over the past several years.

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

The Company’s loan portfolio by major category as of December 31 for each of the past five years is shown below.

	2008	2007	2006	2005	2004
	(In thousands)
Real estate
Commercial	$84,103	$87,746	$85,598	$83,744	$74,769
Construction	31,243	39,016	27,903	23,020	9,580
Residential	18,790	21,279	21,526	23,007	24,962
Home Equity	59,727	51,498	38,132	35,413	28,790

Total real estate	193,863	199,539	173,159	165,184	138,101
Commercial	27,175	28,228	26,318	26,334	26,309
Consumer	1,762	1,895	1,876	2,576	1,991

Total loans	222,800	229,662	201,353	194,094	166,401
Deferred loan costs, net	115	44	16	(50)	22
Allowance for loan losses	(3,300)	(1,970)	(1,549)	(1,381)	(1,367)

Loans, net	$219,615	$227,736	$199,820	$192,663	$165,056

Loan Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of total loans outstanding as of December 31, 2008 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

	Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$22,043	$5,132	$—	$27,175
Real Estate	62,621	72,882	58,360	193,863
Consumer	595	1,167	—	1,762

Totals	$85,259	$79,181	$58,360	$222,800

Below is a schedule of loan amounts maturing or re-pricing, classified according to sensitivity to changes in interest rates, as of December 31, 2008.

	Interest Sensitivity
	Fixed Rate	Variable Rate	Total
	(Dollars in thousands)
Due within three months	$8,242	$24,009	$32,251
Due after three months but within one year	22,918	28,687	51,605
Due after one but within five years	68,140	11,073	79,213
Due after five years	4,591	55,140	59,731

Total	$103,891	$118,909	$222,800

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

In addition to loans originated for the secondary market, the Bank has portfolio loans secured by one-to-four family residential real estate that totaled approximately $18.8 million, or 8.4% of the Bank’s total loan portfolio, as of December 31, 2008.

Commercial Real Estate Lending. Loans secured by commercial real estate totaled approximately $84.1 million, or 37.7% of the Bank’s total loan portfolio, at December 31, 2008. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the property. Such appraised value is generally determined by independent appraisers previously approved by the Board of Directors of the Bank.

The Bank’s commercial real estate loans are permanent portfolio loans secured by improved property such as office buildings, retail stores, warehouses, churches, and other non-residential buildings. Of the commercial real estate loans outstanding at December 31, 2008, most are secured by properties located within 10 miles of the Bank’s offices in Wheaton and Glen Ellyn and were made to local customers of the Bank. In addition, borrowers generally must personally guarantee loans secured by commercial real estate. Commercial real estate loans generally have a 10 to 25 year amortization period and are made at rates based upon competitive local market rates, specific loan risk, and structure usage and type. Such loans generally have a five-year maturity.

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

At December 31, 2008, the Bank had $31.2 million in construction loans outstanding, which represented 14.0% of the Bank’s loan portfolio at such date. The Bank presently charges both fixed and variable interest rates on construction and end loans. Loans, with proper credit, may be made for up to 80% of the anticipated value of the property upon completion. Funds are usually disbursed based upon percentage of completion generally verified by an on-site inspection by Bank personnel and generally through a local title company construction escrow account.

Consumer Lending. As a community-oriented lender, the Bank offers consumer loans for any worthwhile purpose. Although the Bank offers signature unsecured loans, consumer loans are generally secured by automobiles, boats, mobile homes, stocks, bonds, and other personal property. Consumer loans totaled $1.8 million or 0.8% of the total loan portfolio of the Bank at December 31, 2008. Consumer loans generally have higher yields than residential mortgage loans since they involve a higher credit risk and smaller volumes with which to cover basic costs.

Home Equity Lending. Home equity loans are generally made not to exceed 80% of the first and second combined mortgage loan to value. These loans generally made for five-year terms and are generally revolving credit lines with minimum payment structures of interest only. The interest rate on these lines of credit adjusts at a rate based on the prime rate of interest. Additionally, the Bank offers five-year amortizing fixed rate home equity balloon loans for those who desire to limit interest rate risk. At December 31, 2008, the outstanding home equity loan balance was $59.7 million or 26.8% of the total loan portfolio of the Bank.

Commercial Lending. The Bank actively engages in general commercial lending within its market area. These loans are primarily revolving working capital lines, inventory loans, and equipment loans. The commercial loans are generally based on serving the needs of small businesses in the Bank’s market area while limiting the Bank’s business risks to reasonable lending standards. Commercial loans are made with both fixed and adjustable rates and are generally secured by equipment, accounts receivable, inventory, and other assets of the business. Personal guarantees generally support these credit facilities. The Bank also provides commercial and standby letters of credit to assist small businesses in their financing of special purchasing or bonding needs. Standby letters of credit outstanding at December 31, 2008 totaled $1.5 million. Commercial loans totaled approximately $27.2 million or 12.2% of the Bank’s total loan portfolio at December 31, 2008.

Loan Concentration

At December 31, 2008, the Company did not have any concentration of loans exceeding 10% of total loans which are otherwise not disclosed. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

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

The allowance for loan losses is particularly subject to change as it is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other environmental factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

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

The allowance for loan losses was $3.3 million, representing 1.48% of total loans, as of December 31, 2008, compared to an allowance of $2.0 million or 0.87% of total loans at year-end 2007 and $1.5 million or 0.74% of total loans at year-end 2006. The increase in the provision was the result of the Bank’s loan growth during the year as well as management’s quarterly analysis of the allowance for loan losses. Management believes that, based on information available at December 31, 2008, the Bank’s allowance for loan losses was adequate to cover probable incurred losses inherent in its loan portfolio at that time. However, no assurances can be given that the Bank’s level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic or other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance. In addition, the FDIC as an integral part of its examination processes, periodically review the Bank’s allowance for loan losses and may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management.

The following table details the component changes in the Company’s allowance for loan losses for each of the past five years:

	Amount as of December 31, (Dollars in thousands)
	2008	2007	2006	2005	2004
Net Total Loans at Year-end	$219,615	$227,736	$199,820	$192,663	$165,056
Average daily balances for loans for the year	225,245	205,326	197,410	178,373	158,568
Allowance for loan losses at beginning of period	$1,970	$1,549	$1,381	$1,367	$1,676
Loan charge-offs during the period
Commercial	(771)	(14)	(20)	(200)	(365)
Real Estate	(125)	0	0	(53)	(46)
Consumer	(9)	0	0	(18)	(73)

Total Charge-offs	(905)	(14)	(20)	(271)	(484)
Loan recoveries during the period
Commercial	20	15	23	7	108
Real Estate	0	0	0	0	0
Consumer	0	0	0	13	17

Total recoveries	20	15	23	20	125

Net recoveries (charge-offs)	(885)	1	3	(251)	(359)
Provision charged to expense	2,215	420	165	265	50

Allowance for loan losses at end of period	$3,300	$1,970	$1,549	$1,381	$1,367

Ratio of net recoveries/(charge-offs) during the period to average loans outstanding	(0.39)%	0.00%	0.00%	0.14%	0.23%
Allowance for loan losses to loans outstanding at year-end	1.48%	0.86%	0.77%	0.71%	0.83%

Allocation of the Allowance For Loan Losses

Presented below is an analysis of the composition of the allowance for loan losses and percent of loans in each category to total loans as of the dates indicated:

	2008		2007		2006
	(Dollars in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent
Balance at December 31:
Commercial and industrial (1)	$349	10.6%	$872	12.3%	$658	13.1%
Real estate mortgage (2)	2,920	88.5	844	86.9	802	86.0
Individuals’ loans for household and other personal expenditures, including other loans	31	0.9	36	0.8	39	0.9
Unallocated	—		218		50

Totals	$3,300	100.0%	$1,970	100.0%	$1,549	100.0%

(1)	Category also includes lease financing, loans to financial institutions, tax-exempt loans, agricultural production financing and other loans to farmers and construction real estate loans.
(2)	Category includes commercial, farmland and residential real estate loans.

One measurement used by management in assessing the risk inherent in the loan portfolio is the level of nonperforming loans. Nonperforming loans are comprised of non-accrual loans and other loans 90 days or more past due. Nonperforming loans and other assets were as follows at the dates indicated.

	At December 31, (Dollars in thousands)
	2008	2007	2006	2005	2004
Non-accrual loans	$2,725	$62	$25	$115	$21
Other loans 90 days past due	32	635	645	752	1,168

Total nonperforming loans	2,757	697	670	867	1,189
Other real estate	198	—	—	—	—

Total nonperforming assets	$2,955	$697	$670	$867	$1,189

Nonperforming loans to total loans	1.24%	0.30%	0.34%	0.45%	0.72%
Allowance for loan losses
To nonperforming loans	119.70%	282.64%	231.19%	159.28%	114.97%
Total nonperforming assets
To total stockholders’ equity	17.79%	3.77%	3.25%	4.70%	7.11%
Total nonperforming assets
To total assets	1.01%	0.23%	0.25%	0.32%	0.50%

The provision for loan losses in 2008 totaled $2.2 million, which represents a $1.8 million increase from the amount provided for in 2007. This increase is the result of the Bank’s loan growth during the year as well as management’s quarterly analysis of the allowance for loan losses. Levels of nonperforming loans are considered manageable at year end 2008. Total nonperforming loans as a percentage of total loans totaled 1.24% at December 31, 2008 compared to 0.30% for the prior year. Based on its analysis of the loan portfolio risks discussed above, including historical loss experience and levels of nonperforming loans, management believes that the allowance for loan losses is adequate at December 31, 2008 to cover any potential losses.

Net (charge-offs) recoveries for the years ended December 31, 2008 and 2007 totaled ($885,000) and $1,000, respectively. Net (charges-offs) recoveries for 2006 and 2005 totaled $3,000 and ($251,000), respectively. The current years’ charge-offs are in part due to deteriorating economic conditions and the effect that has upon smaller businesses within the marketplace. In 2005 management formed a credit quality committee that was charged with monitoring problem credits and directing their resolution. The committee has been successful in identifying existing problem credits and meets on a monthly basis to monitor troubled credits. The management of the Company is confident that any past problems which resulted from weaknesses in processes have been identified and addressed.

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

	2008	2007	2006
U.S. Government Agencies	$10,110	$12,773	$10,631
Mortgage-backed Securities	4,724	6,748	9,316
States and Political Subdivisions	10,745	12,780	14,347
Agency Preferred Stock	6	380	—
SBA Guaranteed Pool	387	482	630

Total Investment Securities	$25,972	$33,163	$34,924

The following table shows the weighted average yield for each security group by term to final maturity as of December 31, 2008.

Security Type	Less than 1 year	Yield	1 to 5 years	Yield	5 to 10 years	Yield	Over 10 years	Yield
U.S. Government Agencies	$0	0.00%	$0	0.00%	$3,044	5.50%	$7,066	5.85%
Mortgage-Backed Securities	0	0.00%	1,029	3.52%	0	0.00%	3,695	4.71%
States and Political Subdivisions(1)	1,125	5.22%	773	5.87%	1,998	6.77%	6,848	6.08%
Agency Preferred Stock	0	0.00%	0	0.00%	0	0.00%	6	0.00%
SBA Guaranteed Pool	0	0.00%	0	0.00%	47	4.31%	341	4.03%

Total Investment Securities	$1,125	5.22%	$1,802	4.53%	$5,089	5.99%	$17,956	5.67%

[1]	Fully taxable equivalent

At December 31, 2008, the Company did not own any security of any one issuer where the aggregate carrying value of such securities exceeded 10 percent of the Company’s stockholder’s equity, except for certain debt securities of the U.S. Government agencies and corporations.

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

At December 31, 2008, the Bank’s deposits totaled $253.5 million, or 91.6% of interest-bearing liabilities. This represents a slight increase from December 31, 2007 when the Bank’s deposits of $249.0 million represented 89.7% of interest-bearing liabilities. For the year ended December 31, 2008, the average balance of core deposits (savings, NOW, money market and non-interest bearing accounts) totaled $140.8 million, or 56.6% of total average deposits compared to $130.5 million or 54.9% of total average deposits for the prior year. Although the Bank has a significant portion of its deposits in core deposits, management monitors activity on the Bank’s core deposits and, based on historical experience and the Bank’s current pricing strategy, believes it will continue to retain a large portion of such accounts.

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

	At December 31, 2008		At December 31, 2007
			(Dollars in thousands)
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Non interest-bearing accounts	$27,271	—%	$28,289	—%
NOW accounts	55,801	1.09%	39,584	0.63%
Regular savings accounts	23,043	0.28%	24,397	0.69%
Money market accounts	38,776	2.38%	39,386	2.94%
Certificates of deposit	108,624	3.98%	117,376	4.99%

Total deposits	$253,515	2.34%	$249,032	2.99%

The following table shows the maturity schedule for the Company’s time deposits of $100,000 or more as of December 31, 2008 and December 31, 2007.

	2008	2007
	(In thousands)
Three months or less	$6,997	$11,492
Three months through six months	20,139	20,181
Six months through twelve months	10,167	6,744
Over twelve months	6,298	2,295

	$43,601	$40,712

Personnel

As of December 31, 2008, the Company and its subsidiaries had a total of 70 full-time employees and 19 part-time employees. This compares to 72 full-time and 21 part-time employees as of December 31, 2007. None of these employees are subject to a collective bargaining agreement. We believe our relationship with our employees is good.

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

The Bank’s deposits are insured up to applicable legal limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC amended its risk-based assessment system in 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005. Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned, with the least risky institutions paying the lowest assessments. The FDIC has authority to increase insurance assessments and any material such increase would likely have an adverse effect on the operating expenses and operating results of the Bank. For 2009, the FDIC has adopted a seven basis point increase in its deposit insurance assessment scale and adopted a special emergency basis point assessment to cover losses to the Deposit Insurance Fund. The FDIC has also indicated that additional emergency assessments of up to 10 basis points per quarter may be imposed if deemed necessary.

Capital Requirements

The Federal Reserve Board and the FDIC have established guidelines for risk-based capital of bank holding companies and banks. These guidelines establish a risk adjusted ratio relating total capital to risk-weighted assets and off-balance sheet exposures. These capital guidelines primarily define the components of capital, categorize assets into different risk classes, and include certain off-balance sheet items in the calculation of capital requirements. Generally, Tier 1 capital consists of shareholders’ equity less intangible assets and unrealized gain or loss on securities available for sale, and Tier 2 capital consists of Tier 1 capital plus qualifying loan loss reserves. The agencies also apply leverage requirements which establish a required ratio of Tier 1 capital to total adjusted assets. As a result of discussions with the regulators, management has agreed to maintain a ratio of total capital to risk-weighted assets of 10.5 percent at December 31, 2008 and work towards a ratio of 11 percent. While the Bank’s ratio remains below the future agreed upon level, management must provide a plan for reaching 11 percent.

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

An investment in the Company’s common stock involves a number of risks. We urge you to read all of the information contained in this annual report on Form 10-K. In addition, we urge you to consider carefully the following factors before you invest in shares of the registrant’s common stock.

A continued deterioration in national and local economic conditions may negatively impact our financial condition and results of operations.

We currently are operating in a challenging and uncertain economic environment, both nationally and in the local markets that we serve. Financial institutions continue to be affected by sharp declines in financial and real estate values. Continued declines in real estate values and home sales, and an increase in the financial stress on borrowers stemming from an uncertain economic environment, including rising unemployment, could have an adverse effect on our borrowers or their customers, which could adversely impact the repayment of the loans we have made. The overall deterioration in economic conditions also could subject us to increased regulatory scrutiny. In addition, a prolonged recession, or further deterioration in local economic conditions, could result in an increase in loan delinquencies; an increase in problem assets and foreclosures; and a decline in the value of the collateral for our loans. Furthermore, a prolonged recession or further deterioration in local economic conditions could drive the level of loan losses beyond the level we have provided for in our loan loss allowance, which could necessitate increasing our provision for loan losses, which would reduce our earnings. Additionally, the demand for our products and services could be reduced, which would adversely impact our liquidity and the level of revenues we generate.

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

We are subject to credit risks in connection with the concentration of adjustable rate loans in our portfolio.

A majority of our loans held for investment are adjustable rate loans. Borrowers with adjustable rate mortgage loans are exposed to increased monthly payments when the related mortgage interest rate adjusts upward under the terms of the loan from the initial fixed rate or low introductory rate, as applicable, to the rate computed in accordance with the applicable index and margin. Any rise in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans, increasing the possibility of default. Borrowers seeking to avoid these increased monthly payments by refinancing their mortgage loans may no longer be able to find available replacement loans at comparably low interest rates. In addition, a decline in housing prices may also leave borrowers with insufficient equity in their homes to permit them to refinance. Borrowers who intend to sell their homes on or before the expiration of the fixed rate periods on their mortgage loans may also find that they cannot sell their properties for an amount equal to or greater than the unpaid principal balance of their loans. These events, along or in combination, may contribute to higher delinquency rates and negatively impact earnings.

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

Short-term market interest rates (which we use as a guide to price our deposits) have until recently risen from historically low levels, while longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin. For the years ended December 31, 2008 and 2007, respectively, our net interest margin was 3.13% compared to 3.63%. If short-term interest rates rise, and if rates on our deposits re-price upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. During 2008, however, the U.S. Federal Reserve decreased its target for the federal funds rate to a range of zero to 0.25%. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income. For further discussion of how changes in interest rates could impact us, see “Interest Rate Risk” under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Our emphasis on commercial and construction lending may expose us to increased lending risks.

At December 31, 2008, our loan portfolio included $84.1 million, or 37.7% of commercial real estate loans, $31.2 million, or 14.0% of construction loans and $27.2 million, or 12.2% of commercial loans. We intend to continue to increase our emphasis on the origination of commercial type lending. However, this type of loan generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Our regulators may require us to increase capital levels in the future and our continued pace of growth may require us to raise additional capital to support our operations, but additional capital may not be available when needed.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. In addition to such requirements, we have agreed with our regulators to maintain a ratio of total capital to risk-weighted assets of 10.5% at December 31, 2008 and to work towards a ratio of total capital to risk-weighted assets of 11.0% subsequent to December 31, 2008. In the event that our regulators increase our minimum capital levels, or in the event that we need to increase funds to support our continued growth, we may need to raise additional capital in the future. If we raise capital through the issuance of additional shares of our common stock or other securities, it would dilute the ownership interests of current investors and may dilute the per share book value of our common stock. New investors may also have rights, preferences, and privileges senior to our current shareholders, which may adversely impact our current shareholders.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to comply with any increased regulatory capital requirements or to further expand our operations through internal growth and acquisitions could be materially impaired.

Future Federal Deposit Insurance Corporation assessments will hurt our earnings.

In February 2009, the Federal Deposit Insurance Corporation adopted an interim final rule imposing a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment is expected to amount to 10 to 20 basis points of insured deposits as of June 30, 2009. The assessment will be collected on September 30, 2009. The special assessment will negatively impact the Company’s earnings and the Company expects that non-interest expenses will increase approximately $262,000 to $525,000 in 2009 as compared to 2008 depending on the final determination of the assessment. In addition, the interim rule would also permit the Federal Deposit Insurance Corporation to impose additional emergency special assessments after June 30, 2009, of up to 10 basis points per quarter if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures. Any additional emergency special assessment imposed by the Federal Deposit Insurance Corporation will further hurt the Company’s earnings.

We need to generate liquidity to fund our lending activities.

We must have adequate cash or borrowing capacity to meet our customers’ needs for loans and demand for their deposits. We generate liquidity primarily through the origination of new deposits. We also have access to secured borrowings, Federal Home Loan Bank borrowings and various other lines of credit. The inability to increase deposits or to access other sources of funds would have a negative effect on our ability to meet customer needs, could slow loan growth and could adversely affect our results of operations.

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

We cannot assure you that our monitoring procedures and policies will reduce certain lending risks or that our allowance for loan losses will be adequate to cover actual losses. In addition, as a result of the growth in our loan portfolio, loan losses may be greater than management’s estimates. Loan losses can cause insolvency and failure of a financial institution and, in such an event, our shareholders could lose their entire investment. In addition, future provisions for loan losses could materially and adversely affect our profitability. Any loan losses will reduce the loan loss allowance. A reduction in the loan loss allowance will be restored by an increase in our provision for loan losses. This would reduce our earnings which could have an adverse effect on our stock price.

If we lose key employees with significant business contacts in our market area, our business may suffer.

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

Current and future legislation and the policies established by federal and state regulatory authorities will affect our operations. We are subject to supervision and periodic examination by the Federal Deposit Insurance Corporation as well as the Illinois Department of Financial and Professional Regulation (the “IDFPR”). Our principal subsidiary, Community Bank-Wheaton/ Glen Ellyn, as a state chartered commercial bank, is also subject to regulation and examination by the FDIC and the IDFPR. Banking regulations are designed primarily for the protection of depositors rather than stockholders, and they may limit our growth and the return to you as an investor by restricting its activities, such as:

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

Our stock trading volume has been low compared to larger bank holding companies. Accordingly, the value of your common stock may be subject to sudden decreases due to the volatility of the price of our common stock.

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

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition, results of operations, and cash flows.

The legislation that established U.S. Treasury’s Troubled Assets Relief Program (“TARP”), was signed into law on October 3, 2008. As part of TARP, the U.S. Treasury established the TARP Capital Purchase Program (“CPP”) to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Then, on February 17, 2009, further legislation was signed into law as a sweeping economic recovery package intended to stimulate the economy and provide for broad infrastructure, energy, health, and education needs. There can be no assurance as to the actual impact any of this legislation will have on the national economy or financial markets. The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

There have been numerous actions undertaken in connection with or following the recent legislation by the Federal Reserve, Congress, U.S. Treasury, the SEC and the federal bank regulatory agencies in efforts to address the current liquidity and credit crisis in the financial industry that followed the sub-prime mortgage market meltdown which began in late 2007. These measures include homeowner relief that encourages loan restructuring and modification; the temporary increase in FDIC deposit insurance from $100,000 to $250,000, the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to help stabilize the U.S. banking system. The recent legislation and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The following table sets forth information related to the offices from which the Company conducts its business at December 31, 2008. These properties are suitable and adequate for the Company’s business needs.

Entity	Description	Address	City/State	Approximate Square Feet	Owned/ Leased
Community Bank- Wheaton/Glen Ellyn	Main office	357 Roosevelt Road	Glen Ellyn, IL	10,000	Owned

Community Bank- Wheaton/Glen Ellyn	Wheaton office	100 N. Wheaton Ave.	Wheaton, IL	12,500	Owned

Community Bank- Wheaton/Glen Ellyn	County Farm office	370 S. County Farm Rd.	Wheaton, IL	7,000	Owned

Community Bank- Wheaton/Glen Ellyn	North Wheaton office	1901 Gary Ave.	Wheaton, IL	4,700	Owned

Item 3.	Legal Proceedings

Neither the Company nor the Bank is a party to, and none of their property is subject to, any material legal proceedings at this time.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 1, 2009, the Company’s stock was held by approximately 550 shareholders of record. The Company’s stock is quoted on the Over-the-Counter Electronic Bulletin Board (“OTCBB”) under the symbol “CFIS”. The following table sets forth quarterly high and low sales information reported on the OTCBB for the Company’s common stock for the years ended December 31, 2008 and 2007. These quotes reflect inter-dealer prices without mark-ups, mark-downs or commissions and may not necessarily reflect actual transactions.

On February 27, 2008, the Company purchased 6,333 shares at $26.00 for a total cost of $165,000 under a previously announced repurchase program. On August 14, 2007, the Company commenced a self-tender offer to purchase up to 200,000 shares of its common stock. Company shareholders were given the opportunity to sell part or all of their shares to the Company at a price of $26.00 per share. The offer to purchase shares expired on September 28, 2007. On October 1, 2007, the Company announced that it accepted for purchase 125,698 shares of its common stock, representing 9.1% of the outstanding shares of Company common stock at that date, at a purchase price of $26.00 per share for a total cost of $3.3 million, excluding fees and expenses relating to the offer.

Common Stock Price and Dividend History

	High	Low	Dividend (per share)
2008
First Quarter	$26.00	$25.00	$0.06
Second Quarter	25.00	15.00	0.06
Third Quarter	20.00	16.50	0.00
Fourth Quarter	17.50	17.50	0.00

2007
First Quarter	$24.00	$22.50	$0.06
Second Quarter	23.00	22.40	0.06
Third Quarter	26.50	22.50	0.06
Fourth Quarter	25.60	25.60	0.12

It has been a policy of the Company to pay only small to moderate dividends so as to retain earnings to support growth. However, on October 15, 2008 the board of directors voted to suspend the payment of the quarterly cash dividend on the Company’s common stock in an effort to conserve capital. Dividends declared in 2008 were approximately $150,000. In 2007, dividends of $398,000 represented 23.9% of after tax earnings.

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

Because of these and other uncertainties, the Company’s actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Company’s past results of operations do not necessarily indicate its future results. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date such forward-looking statement is made.

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

(Dollars in thousands)	2008			2007			2006
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Interest-earning assets:
Federal funds sold	$321	$1	0.37%	$629	$33	5.18%	$681	$34	4.95%
Taxable securities	17,688	931	5.26%	23,363	1,191	5.10%	19,091	731	3.83%
Tax-exempt securities	12,204	520	4.26%	14,537	627	4.32%	14,378	618	4.30%
Loans	227,759	13,705	6.02%	206,884	15,164	7.33%	199,015	14,429	7.25%
Interest-bearing deposits	1,102	27	2.46%	2,096	111	5.25%	1,640	75	4.56%
FHLB stock	5,398	—	0.00%	5,398	86	1.60%	8,688	260	3.00%

Total interest-earning assets	264,472	15,184	5.74%	252,907	17,212	6.81%	243,493	16,147	6.63%

Total non-interest-earning assets	28,746			26,812			24,917

Total assets	$293,218			$279,719			$268,410

Interest-bearing liabilities:
Deposits
NOW	$46,910	513	1.09%	$35,162	223	0.63%	$36,177	203	0.56%
Savings	25,412	72	0.28%	26,067	181	0.69%	30,872	225	0.74%
Money market	39,917	950	2.38%	41,031	1,207	2.94%	42,308	978	2.30%
Time	108,014	4,304	3.98%	107,384	5,357	4.99%	92,135	4,138	4.49%
FHLB advances and other	18,971	838	4.42%	13,810	707	5.12%	10,396	492	4.74%
Federal funds purchased and Repurchase agreements	1,883	55	2.90%	1,481	77	5.18%	1,224	65	5.28%
Subordinated debentures	3,609	178	4.93%	3,668	291	7.93%	3,609	313	8.66%

Total interest-bearing Liabilities	244,716	6,910	2.82%	228,603	8,043	3.52%	216,721	6,414	2.96%

Non-interest-bearing liabilities:	30,268			30,415			32,014
Stockholders’ equity	18,234			20,701			19,675

Total liabilities and stockholders’ equity	$293,218			$279,719			$268,410

Net interest income		$8,274			$9,169			$9,733

Net interest spread			2.92%			3.29%			3.67%
Net interest income to average interest-earning assets			3.13%			3.63%			4.00%

Rate/Volume Analysis. The following table allocates changes in interest income and interest expense in 2008 compared to 2007 and in 2007 compared to 2006 between amounts attributable to changes in rate and changes in volume for the various categories of interest-earning assets and interest-bearing liabilities. The changes in interest income and interest expense due to both volume and rate have been allocated proportionally.

	(Dollars in thousands)
	2008 Compared to 2007			2007 Compared to 2006
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change

Interest Earning Assets:
Federal funds sold	$(21)	$(11)	$(32)	$2	$(3)	$(1)
Taxable securities	38	(298)	(260)	281	179	460
Tax exempt securities	(8)	(99)	(107)	3	7	10
Loans receivable	(2,891)	1,431	(1,460)	159	575	734
FHLB stock and other	(146)	(23)	(169)	(59)	(79)	(138)

Total interest-earning assets	(3,028)	1,000	(2,028)	386	679	1,065

Interest-bearing liabilities
Deposits	(1,467)	338	(1,129)	1,192	232	1,424
FHLB advances and other borrowed funds	(144)	253	109	41	186	227
Subordinated debentures	(108)	(5)	(113)	(27)	5	(22)

Total int.-bearing liabilities	(1,719)	586	(1,133)	1,206	423	1,629
Change in net interest income	$(1,309)	$414	$(895)	$(819)	$256	$(564)

Comparison of Financial Condition for the Years Ended December 31, 2008 and December 31, 2007

Total assets as of December 31, 2008 were $293.4 million, which represented a decrease of $5.0 million, or 1.7%, compared to $298.3 million at December 31, 2007. The change in total assets was primarily due to decreases in loans receivable and investment securities. Loans receivable, net, decreased by $8.1 million, or 3.6%, to $219.6 million at December 31, 2008 as compared to $227.7 million at December 31, 2007. The decrease in loans receivable was attributable to a $7.8 million decrease in the Bank’s real estate construction loans, a $3.6 million decrease in the commercial real estate loan portfolio, a $2.5 million decrease in the residential real estate loan portfolio, and a $1.1 million decrease in the commercial loan portfolio. Partially offsetting these decreases was an increase of $8.2 million in the Bank’s home equity lines of credit. Investment securities decreased by $7.2 million, or 21.7%, to $26.0 million at December 31, 2008. This decrease is primarily due to $9.1 million of securities being called during 2008. Cash and cash equivalents increased by $8.0 million, or 103.2%, to $15.8 million at December 31, 2008 as compared to $7.8 million at December 31, 2007. This increase is due to a combination of investment securities being called and an increase in deposits. Premises and equipment increased $300,000, or 1.9%, to $16.1 million at December 31, 2008 as compared to $16.5 million at December 31, 2007. The increase in premises and equipment is primarily due to final costs associated with the completion of the Bank’s fourth full service facility in Wheaton, Illinois. This facility in north Wheaton was opened in November 2007.

Deposits increased $4.5 million, or 1.8%, to $253.5 million at December 31, 2008 as compared to $249.0 million at December 31, 2007. The increase in deposits is primarily due to increased advertising of special promotional rates and, to a lesser extent, the opening of the new north Wheaton facility. Federal Home Loan Bank (“FHLB”) advances and other borrowed money decreased $6.0 million, or 24.0%, to $19.0 million at December 31, 2008 from $25.0 million at December 31, 2007. The opening of the facility in north Wheaton has provided a new source of deposits which decreased our reliance on borrowings in 2008. Deposits from this facility since its opening in November 2007 totaled $15.6 million at December 31, 2008, which is $2.0 million higher than at September 30, 2008. Stockholders’ equity decreased $1.9 million, or 10.2%, to $16.6 million at December 31, 2008 from $18.5 million at December 31, 2007. The decrease in stockholders’ equity was primarily the result of stock repurchases of 6,333 shares totaling $165,000, dividends paid of $150,000, a decrease of $330,000 in the Company’s accumulated other comprehensive loss relating to the change in fair value of its available-for-sale investment portfolio during 2008 and the Company’s net loss for the year ended December 31, 2008.

Comparison of Operating Results for the Years Ended December 31, 2008 and December 31, 2007

General. The Company’s net income decreased $2.9 million to ($1.3 million) for the year ended December 31, 2008, from $1.7 million for the year ended December 31, 2007. This represents a 182.3% decrease in diluted earnings (loss) per share to ($1.03) per share for the year ended December 31, 2008 from $1.24 per share for the year ended December 31, 2007. The decrease in net income is partially the result of the combined effect of i) a $1.8 million increase in provision for loan losses; ii) a $485,000 other than temporary impairment write-down of Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock; iii) an $895,000 decrease in net interest income primarily due to a decrease in net interest margin and a decrease in the yield on interest earning assets; and iv) the absence of a $478,000 life insurance benefit that was present in the prior year period.

Net interest income. The following table summarizes interest and dividend income and interest expense for the year ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007	$ Change	% Change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$13,705	$15,164	$(1,459)	(9.62%)
Securities:
Taxable	931	1,191	(260)	(21.83)
Exempt from federal tax	520	627	(107)	(17.07)
Federal funds sold	1	33	(32)	(96.97)
Federal Home Loan Bank dividends and other	27	197	(170)	(86.29)

Total interest and dividend income	15,184	17,212	(2,028)	(11.78)

Interest expense:
Deposits	5,839	6,968	(1,129)	(16.20)
Federal funds purchased	55	77	(22)	(28.57)
Federal Home Loan Bank advances and other borrowings	838	707	131	18.53
Subordinated debentures	178	291	(113)	(38.83)

Total interest expense	6,910	8,043	(1,133)	(14.09)

Net interest income	$8,274	$9,169	$(895)	(9.76)

Interest Income. Interest income decreased $2.0 million, or 11.8%, to $15.2 million for the year ended December 31, 2008, compared to $17.2 million in the same period in 2007. This decrease resulted primarily from a decrease in average yield. The largest component was a decrease of $1.5 million in interest income on loans for the year ended December 31, 2008 compared to the comparable prior year. In addition, FHLB dividends and other interest and dividend income decreased $170,000 for the year ended December 31, 2008 compared to the comparable prior year period. This resulted from a decision by the FHLB of Chicago to not declare a dividend for the year ended December 31, 2008.

Loan interest income decreased $1.5 million, or 9.6%, to $13.7 million for the year ended December 31, 2008, compared to $15.2 million for the comparable prior year period. This decrease resulted from a decrease in the average yield of 131 basis points to 6.02% for the year ended December 31, 2008 from 7.33% for the comparable prior year period. This decrease was partially offset by an increase in the average balance of $20.9 million to $227.8 million for the year ended December 31, 2008 from $206.9 million for the comparable prior year period. The decrease in yield is primarily due to a 400 basis point decrease in the federal funds interest rate since January 2008, and the effect such decreases have had on the Bank’s loan portfolio, approximately one half of which is comprised of adjustable rate loans. In addition, interest on taxable securities decreased $260,000 for the year ended December 31, 2008 compared to the comparable prior year period. This decrease is primarily due to a decrease in the average balance of $5.7 million to $17.7 million for the year ended December 31, 2008 from $23.4 million for the year ended December 31, 2007. This decrease was partially offset by an increase in average yield on taxable securities of 16 basis points to 5.26% for the year ended December 31, 2008 from 5.10% for the comparable prior year period.

Interest Expense. Interest expense decreased by $1.1 million, or 14.1%, to $6.9 million for the year ended December 31, 2008, from $8.0 million for the year ended December 31, 2007. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities of 70 basis points to 2.82% for the year ended December 31, 2008 from 3.52% for the comparable prior year period. This decrease was partially offset by an increase in the average balance of interest bearing liabilities of $16.1 million, or 7.0%, to $244.7 million for the year ended December 31, 2008 from $228.6 million for the comparable prior year period. Interest expense resulting from FHLB advances and other borrowings increased $131,000 during the year ended December 31, 2008. The average balance on these borrowings increased $5.2 million to $19.0 million for the year ended December 31, 2008 from $13.8 million for the comparable prior year period. Partially offsetting this increase was a decrease in average cost of 70 basis points to 4.42% for the year ended December 31, 2008 from 5.12% for the comparable period in 2007.

On June 21, 2007, the Company and its newly formed financing trust subsidiary, Community Financial Shares Statutory Trust II, a Delaware statutory trust, consummated the issuance and sale of an aggregate amount of $3.5 million of the Trust’s floating rate capital securities in a pooled trust preferred transaction. The subordinated debentures accrue interest at a variable rate based on three-month LIBOR plus 1.62%, reset and payable quarterly. No underwriting commissions or placement fees were paid in connection with the issuance. The Company has guaranteed the Trust’s obligations with respect to the debentures. On June 21, 2007, the Company redeemed the trust preferred securities issued by Community Financial Shares Statutory Trust I. The redemption price was at 100% of the liquidation amount of $1,000 per preferred security, plus accrued and unpaid interest to the redemption date, which was June 26, 2007. These debentures accrued interest at three-month LIBOR plus 3.45%. As a result of the redemption and issuance of trust preferred securities discussed above the Company saved approximately $113,000 for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses decreased $895,000, or 9.8%, to $8.3 million for the year ended December 31, 2008 from $9.2 million for the comparable period in 2007. The Company’s net interest margin expressed as a percentage of average earning assets fell to 3.13% for the year ended December 31, 2008 as compared to 3.63% for the year ended December 31, 2007. The yield on average earning assets decreased to 5.74% for the year ended December 31, 2008 from 6.81% for the comparable period ended December 31, 2007, a 107 basis point decrease. This decrease in the yield on average earning assets was primarily due to a decrease in loan yield, which resulted from the 400 basis point decrease in the federal funds interest rate since January 2008. The yield on average loans decreased to 6.02% for the year ended December 31, 2008 from 7.33% for the year ended December 31, 2007. In addition, there was a 70 basis point decrease in the cost of interest-bearing liabilities to 2.82% for the year ended December 31, 2008 as compared to 3.52% a year earlier. Increasing net interest margin is dependent on the Bank’s ability to generate higher yielding assets and lower-cost deposits. Management continues to closely monitor the net interest margin.

Provision for Loan Losses. The Bank’s provision for loan losses increased to $2.2 million for the year ended December 31, 2008 from $420,000 for the comparable period in 2007. The increase in the provision was the result of management’s quarterly analysis of the allowance for loan loss. At December 31, 2008, September 30, 2008 and December 31, 2007, non-performing loans totaled $2.8 million, $5.0 million and $697,000, respectively. At December 31, 2008, the ratio of the allowance for loan losses to non-performing loans was 119.7% compared to 69.8% at September 30, 2008 and 282.7% at December 31, 2007. The ratio of the allowance to total loans was 1.48%, 1.55% and 0.86%, at December 31, 2008, September 30, 2008 and December 31, 2007, respectively. The increase in nonperforming loans from December 31, 2007 to December 31, 2008 was primarily the result of the addition of a $1.6 million condominium construction loan located in the western suburbs of Chicago, Illinois. This credit represented approximately 59% of total nonperforming loans at December 31, 2008 and was paid off at the end of January 2009. Management periodically performs an allowance sufficiency analysis based on the portfolio composition, asset classifications, loan-to-value ratios, impairments in the current portfolio, and other factors. This analysis is designed to reflect credit losses for specifically identified loans, as well as credit losses in the remainder of the portfolio. The reserve methodology employed by management reflects the difference in degree of risk between the various categories of loans in the Bank’s portfolio. The reserve methodology also critically assesses those loans adversely classified in the portfolio by management. While management estimates loan losses using the best available information, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management’s control. In addition, the FDIC, as an integral part of their examination process, periodically reviews the Bank’s allowance for loan losses. As a result of its review the FDIC may require the Bank to make additional provisions for estimated losses based upon judgments different from those of management.

	Year Ended December 31,
	2008	2007	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$680	$578	$102	17.65%
Gain on sale of loans	512	384	128	33.33
Gain on sale of securities	79	50	29	58.00
Loss on impairment	(485)	—	(485)	—
Life insurance benefit	—	478	(478)	(100.00)
Other non-interest income	572	737	(165)	(22.39)

Total non-interest income	$1,358	$2,227	$(869)	(39.02)

Noninterest Income. Noninterest income consists primarily of service charges on customer deposit accounts, gain on sale of loans, and other service charges and fees. Noninterest income decreased $869,000, or 39.0%, to $1.4 million for the year ended December 31, 2008 as compared to the prior year period primarily due to a decrease in life insurance benefit of $478,000 and a loss on impairment of securities of $485,000. These decreases were partially offset by increases of $102,000 in service charges on deposit accounts, $128,000 in gain on sale of loans and a $29,000 gain on sale of securities. The loss on impairment relates to the $485,000 other than temporary impairment write-down of our investment in FHLMC preferred stock. Life insurance death benefits decreased $478,000 to $0 for the year ended December 31, 2008 from the prior year period which included a benefit related to bank-owned life insurance policies maintained by the Bank in 2007. Gain on sale of loans increased $128,000 to $512,000 for the year ended December 31, 2008 from $384,000 for the comparable prior year period. This increase is due to a greater emphasis placed on this area during the 2008 period. Gain on sale of securities increased $29,000 to $79,000 for the year ended December 31, 2008 from $50,000 for the comparable prior year period. In addition, service charges on deposit accounts increased $102,000 to $680,000 for the year ended December 31, 2008 from $578,000 for the comparable prior year period. This increase is partially due to an increase in the number of deposit accounts.

	Year Ended December 31,
	2008	2007	$ Change	% Change
	(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$5,254	$4,928	$326	6.62%
Net occupancy and equipment expense	1,377	1,103	274	24.84
Data processing expense	904	684	220	32.16
Advertising and promotions	353	455	(102)	(22.42)
Professional fees	470	403	67	16.63
Other operating expenses	1,583	1,452	131	9.02

Total non-interest expenses	$9,941	$9,025	$916	10.15

Noninterest Expense. Noninterest expense increased by $916,000, to $9.9 million for the year ended December 31, 2008 from $9.0 million for the comparable prior year period. Salaries and employee benefits increased by $326,000, or 6.6%, to $5.3 million for the year ended December 31, 2008 compared to $4.9 million for the twelve months ended December 31, 2007. This increase is primarily due to a combination of annual salary increases and the addition of staff in connection with the opening of our fourth full service facility, which opened November 21, 2007. Other operating expenses, including occupancy, data processing, and marketing and advertising expenses, increased by a combined $392,000, or 17.5%, to $2.6 million for the year ended December 31, 2008 from $2.2 million for the prior year period. Of this increase, $220,000 is related to data processing expense and $274,000 is related to occupancy expenses, which increased due to higher depreciation expenses related to the new facility and higher real estate taxes. These increases were partially offset by lower advertising and promotion expenses, which decreased $102,000 from the prior year period. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Expense. Income tax (benefit)/expense totaled ($1.2 million) for the year ended December 31, 2008 compared to $284,000 for the comparable prior year period. The decrease in income tax expense is primarily the result of a decrease in income (loss) before income taxes of $4.5 million to ($2.5 million) for the year ended December 31, 2008 compared to $2.0 million for the comparable prior year period.

Asset/Liability Management

The primary objectives of the Company’s asset/liability management policies are to:

a) Manage and minimize interest rate risk;

b) Manage the investment portfolio to maximize yield;

c) Assess and monitor general risks of operations; and

d) Maintain adequate liquidity to meet the withdrawal requirements of depositors and the financing needs of borrowers.

Liquidity

The Company’s primary source of funds is dividends it receives from the Bank. Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits for the current year plus those of the previous two years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. Total stockholder’s equity of the Bank totaled $22.0 million at December 31, 2008. The Bank’s primary sources of funds are deposits, proceeds from principal and interest payments on loans, maturities of securities, federal funds purchased, and to a lesser extent advances from the Federal Home Loan Bank. While maturities and scheduled amortization of loans and securities are generally predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

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

A primary investing activity of the Company is the origination of loans. Loans made to customers, net of principal collections, were ($4.3) million in 2008, $28.9 million in 2007 and $7.3 million in 2006. The Company’s strongest loan growth was in the home equity line of credit lending sector with the loans in this category increasing by $8.2 million. In 2008, construction loans decreased by $7.8 million, commercial real estate loans decreased by $3.6 million and commercial loans decreased by $1.1 million.

Deposits grew by $4.5 million, $14.3 million and $5.0 million in 2008, 2007 and 2006, respectively. Despite intense competition for deposits from the many financial institutions in the Company’s market area, the Company has been successful in attracting sufficient deposits to provide for the majority of its funding needs. However, funding through retail deposits continues to grow more challenging as well as more expensive than in past years.

During 2008, the Company reduced the outstanding balance of advances with the FHLB by $500,000 bringing the total FHLB borrowings to $17.0 million. In addition, the Company reduced the amount of federal funds purchased from $7.5 million at December 31, 2007 to zero at December 31, 2008 and borrowed $2,000,000 on a line of credit with M & I Bank.

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

Valuation of Securities. The Company’s available-for-sale security portfolio is reported at fair value. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Available-for-sale securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s ability to hold the security to maturity. A decline in value that is considered to be other-than-temporary is recorded as a loss within other operating income in the consolidated statement of income.

Accounting Matters

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). Effective January 1, 2008, the Company adopted SFAS 157 for existing fair value measurement requirements related to financial and nonfinancial assets and liabilities. SFAS 157 establishes a hierarchy to be used in performing measurements of fair value. Additionally, SFAS 157 emphasizes that fair value should be determined from the perspective of a market participant while also indicating that valuation methodologies should first reference available market data before using internally developed assumptions. SFAS 157 also provides expanded disclosure requirements regarding the effects of fair value measurements on the financial statements. The adoption of SFAS 157 did not have a material impact on the consolidated financial condition or results of operations, or liquidity.

On October 10, 2008 the Financial Accounting Standards Board (“FASB”) issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The Company adopted FSP FAS 157-3 for the period ended September 30, 2008 and the adoption did not have any significant impact on consolidated statements of financial position, consolidated statement of operations, or disclosures.

Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). In February 2007, the FASB issued SFAS 159 which permits companies to elect to measure certain eligible items at fair value. Subsequent unrealized gains and losses on those items will be reported in earnings. Upfront costs and fees related to those items will be reported in earnings as incurred and not deferred. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company may apply this guidance to assets or liabilities in the future as permitted under SFAS 159.

Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). During December 2007, the FASB issued SFAS 141(R). This Statement replaces SFAS 141 “Business Combinations” (“Statement 141”). SFAS 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (called the ‘purchase method’) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This is broader than in Statement 141 which applied only to business combinations in which control was obtained by transferring consideration. This Statement requires an acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) recognizes and measures the goodwill acquired in the business combination and defines a bargain purchase as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess as a gain attributable to the acquirer. In contrast, Statement 141 required the “negative goodwill” amount to be allocated as a pro rata reduction of the amounts assigned to assets acquired. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008. An entity may not apply it before that date.

Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). During December 2007, the FASB issued SFAS 160 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statement, but separate from the parent’s equity. Before the Statement was issued these so-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented in the consolidated statement of income. This Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Management does not anticipate that this Statement will have a material impact on the Company’s consolidated financial condition or results of operations.

Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). During March 2008, the FASB issued SFAS 161. SFAS 161 amends and expands the disclosure requirement of SFAS 133 No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instrument and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivative, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged.

Statement of Financial Accounting Standards, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). During May 2008, the FASB issued SFAS 162. This Statement identifies the sources of account principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Adoption of SFAS 162 will not be a change in the Company’s current accounting practices; therefore, it will not have a material impact on the Company’s consolidated financial condition or results of operations.

FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). During June 2008, the FASB issued FSP EITF 03-6-1. FSP EITF 03-6-1 clarifies whether instruments, such as restricted stock, granted in share-based payments are participating securities prior to vesting. Such participating securities must be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and requires a company to retrospectively adjust its earning per share data. Early adoption is not permitted. It is not expected that the adoption of FSP EITF 03-6-1 will have a material effect on consolidated results of operations or earnings per share.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company monitors and manages risks associated with changes in interest rates and mismatched asset and deposit maturities. Significant changes in rates can adversely affect net interest income, market value of securities, and the economic value of equity. Based on the Company’s current simulation model, the following schedule indicates the estimated effects of an immediate upward rate shift of 100, 200 and 300 basis points as of December 31, 2008. As of December 31, 2007, these effects totaled 9.0%, 18.0% and 26.9% for net interest income and -5.9%, -11.7% and -17.1% for economic value of equity.

	100 Basis Point Rate Shift Up	200 Basis Point Rate Shift Up	300 Basis Point Rate Shift Up
Net interest income	-2.9%	+3.7%	+11.2%
Economic value of equity	-6.3%	-8.1%	-8.8%

Based on the Company’s current simulation model, the following schedule indicates the estimated effects of an immediate downward rate shift of 100, 200, 300 basis points as of December 31, 2008. As of December 31, 2007, these effects totaled -6.1%, -12.3% and -18.6% for net interest income and 4.1%, 10.3% and 17.2% for economic vale of equity.

	100 Basis Point Rate Shift Down	200 Basis Point Rate Shift Down	300 Basis Point Rate Shift Down
Net interest income	-4.1%	N/A	N/A
Economic value of equity	+18.2%	N/A	N/A

Due to the current interest rate environment being at historic lows, a 200 and 300 a basis point decrease is considered unlikely and therefore not presented. All other measures of interest rate risk are within policy guidelines.

Item 8.	Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors

Community Financial Shares, Inc.

Glen Ellyn, Illinois

We have audited the accompanying consolidated balance sheets of Community Financial Shares, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Financial Shares, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 15, the Company changed its method of accounting for fair value measurements in accordance with Statement of Financial Accounting Standards No. 157 in 2008.

BKD, LLP

Indianapolis, Indiana

March 30, 2009

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

(Dollars in thousands)

	2008	2007
ASSETS
Cash and due from banks	$7,286	$7,789
Interest-baring deposits	8,539	—

Cash and cash equivalents	15,825	7,789

Interest bearing time deposits	992	—
Securities available for sale	25,972	33,163
Loans held for sale	1,410	600
Loans, less allowance for loan losses of $3,300 and $1,970	219,615	227,736
Federal Home Loan Bank stock	5,398	5,398
Premises and equipment, net	16,112	16,515
Cash value of life insurance	5,469	5,247
Interest receivable and other assets	3,884	1,863

Total assets	$294,677	$298,311

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$253,515	$249,032
Federal Home Loan Bank advances	17,000	17,500
Other borrowings	2,000	7,500
Subordinated debentures	3,609	3,609
Interest payable and other liabilities	1,940	2,165

Total liabilities	278,064	279,806

Commitments and contingencies

Stockholders’ equity
Common stock-no par value, 5,000,000 shares authorized; 1,245,267 and 1,250,880 shares issued and outstanding	—	—
Paid-in capital	4,866	4,999
Retained earnings	12,201	13,630
Accumulated other comprehensive loss	(454)	(124)

Total stockholders’ equity	16,613	18,505

Total liabilities and stockholders’ equity	$294,677	$298,311

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2008 and 2007

(Dollars in thousands, except per share data)

	2008	2007
Interest income
Loans	$13,705	$15,164
Securities
Taxable	931	1,191
Exempt from federal income tax	520	627
Federal funds sold	1	33
Federal Home Loan Bank dividends and other	27	197

Total interest income	15,184	17,212

Interest expense
Deposits	5,839	6,968
Federal Home Loan Bank advances and other borrowed funds	893	784
Subordinated debentures	178	291

Total interest expense	6,910	8,043

Net interest income	8,274	9,169

Provision for loan losses	2,215	420

Net interest income after provision for loan losses	6,059	8,749

Noninterest income
Service charges on deposit accounts	680	578
Gain on sale of loans	512	384
Loss on impairment of securities	(485)	—
Gain on sale of premises and equipment	—	14
Life insurance benefit	—	478
Gain on sale of securities	79	50
Other service charges and fees	572	723

Total noninterest income	1,358	2,227

Noninterest expense
Salaries and employee benefits	5,254	4,928
Net occupancy expense	851	593
Equipment expense	525	510
Data processing	904	684
Advertising and marketing	353	455
Professional fees	470	403
Other operating expenses	1,584	1,452

Total noninterest expense	9,941	9,025

Income (loss) before income taxes	(2,524)	1,951

Income tax (benefit) expense	(1,245)	284

Net income (loss)	$(1,279)	$1,667

Earnings (loss) per share
Basic	$(1.03)	$1.24
Diluted	$(1.03)	$1.24

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2008 and 2007

(Dollars in thousands, except share data)

	Number of Common Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2007	1,375,228	$8,231	$12,361	$9	$20,601

Comprehensive income
Net income	—	—	1,667	—	1,667
Change in unrealized gain on securities available for sale, net of tax of $85	—	—	—	(133)	(133)

Total comprehensive income					1,534

Cash dividends ($0.30 per share)	—	—	(398)	—	(398)
Stock repurchase	(125,698)	(3,268)	—	—	(3,268)
Tax benefit of stock options exercised	—	8	—	—	8
Amortization of stock option compensation	—	14	—	—	14
Exercise of stock options, net of tax	1,350	14	—	—	14

Balance at December 31, 2007	1,250,880	4,999	13,630	(124)	18,505

Comprehensive loss
Net loss	—	—	(1,279)	—	(1,279)
Change in unrealized loss on securities available for sale, net of tax of $208	—	—	—	(330)	(330)

Total comprehensive loss					(1,609)

Cash dividends ($0.12 per share)	—	—	(150)	—	(150)
Stock repurchase	(6,333)	(165)	—	—	(165)
Tax benefit of stock options exercised	—	1	—	—	1
Amortization of stock option compensation	—	16	—	—	16
Exercise of stock options, net of tax	720	15	—	—	15

Balance at December 31, 2008	1,245,267	$4,866	$12,201	$(454)	$16,613

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2008 and 2007

(Dollars in thousands)

	2008	2007
Cash flows from operating activities
Net income (loss)	$(1,279)	$1,667
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization on securities, net	14	67
Depreciation	665	557
Provision for loan losses	2,215	420
Gain on sale of securities	(79)	(50)
Impairment loss on securities	485	—
Gain on sale of loans	(512)	(384)
Originations of loans for sale	(23,531)	(20,302)
Proceeds from sales of loans	23,233	20,086
Deferred income taxes	(801)	(174)
Tax benefit of stock options exercised	(1)	(8)
Compensation cost of stock options	16	14
Change in cash value of life insurance	(222)	(693)
Change in interest receivable and other assets	(222)	616
Change in interest payable and other liabilities	(224)	(34)

Net cash provided by (used in) operating activities	(243)	1,782

Cash flows from investing activities
Purchases of securities available for sale	(8,195)	(12,952)
Maturities and calls of securities available for sale	12,310	7,047
Proceeds from sales of securities available for sale	2,118	7,431
Change in interest-bearing time deposits	(992)	—
Net (increase) decrease in loans	5,906	(28,337)
Proceeds of life insurance benefit	—	478
Premises and equipment expenditures, net	(977)	(3,528)

Net cash provided by (used in) investing activities	10,170	(29,861)

Cash flows from financing activities
Change in
Non-interest bearing and interest bearing demand deposits and savings	13,236	3,442
Certificates and other time deposits	(8,753)	10,866
Short-term borrowings	(7,500)	7,500
Proceeds from borrowings	10,500	25,109
Repayment of borrowings	(9,000)	(18,109)
Purchase of stock	(165)	(3,268)
Exercise of stock options	15	14
Tax benefit of stock options exercised	1	8
Dividends paid	(225)	(323)

Net cash provided by (used in) financing activities	(1,891)	25,239

Net change in cash and cash equivalents	8,036	(2,840)

Cash and cash equivalents at beginning of year	7,789	10,629

Cash and cash equivalents at end of year	$15,825	$7,789

Supplemental disclosures
Interest paid	$7,231	$7,939
Income taxes paid	—	529

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Table dollar amounts in thousands, except share data)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements include Community Financial Shares, Inc. (the Holding Company) and its wholly owned subsidiary, Community Bank - Wheaton/Glen Ellyn (the Bank) together referred to herein as the Company.

The Bank was chartered by the Illinois Commissioner of Banks and Real Estate in 1994. The Bank provides a range of banking and financial services through its operation as a commercial bank with offices located in Wheaton and Glen Ellyn, Illinois. The Bank’s primary activities include deposit services and commercial and retail lending. Interest income is also earned on investments in debt securities, federal funds sold, and short-term investments.

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

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Table dollar amounts in thousands, except share data)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Federal Home Loan Bank Stock: Federal Home Loan Bank (FHLB) stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula.

The Bank owned $5,398,000 of FHLB stock as of December 31, 2008 and 2007. During the third quarter of 2007, the FHLB of Chicago received a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The FHLB will continue to provide liquidity and funding through advances; however, the draft order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board. The FHLB of Chicago did not pay a dividend during 2008. The FHLB will continue to assess their dividend capacity each quarter, and will obtain the necessary approval if a dividend is to be made. Management performed an analysis and deemed the investment in FHLB stock was not impaired.

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

Stock Compensation: At December 31, 2008, the Company has a stock-based employee compensation plan, which is described more fully in Note 13. Prior to 2006, the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities, computed using enacted tax rates.

The Company or one of its subsidiaries files income tax returns in the U.S. federal and Illinois jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local examinations by tax authorities for years before 2005.

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

Statements of Cash Flows: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Most federal funds are sold for one-day periods. Net cash flows are reported for customer loan and deposit transactions.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Table dollar amounts in thousands, except share data)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share: Basic earnings per share is net income divided by the weighted average number of shares outstanding during the year. Diluted earnings per share include the dilutive effect of additional potential shares issuable under stock options.

Comprehensive Income or Loss: Comprehensive income or loss consists of net income or loss and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on securities available for sale, which are also recognized as a separate component of equity.

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

Recently Issued Accounting Standards: Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). Effective January 1, 2008, the Company adopted SFAS 157 for existing fair value measurement requirements related to financial and nonfinancial assets and liabilities. SFAS 157 establishes a hierarchy to be used in performing measurements of fair value. Additionally, SFAS 157 emphasizes that fair value should be determined from the perspective of a market participant while also indicating that valuation methodologies should first reference available market data before using internally developed assumptions. SFAS 157 also provides expanded disclosure requirements regarding the effects of fair value measurements on the financial statements. The adoption of SFAS 157 did not have a material impact on the consolidated financial condition or results of operations, or liquidity.

On October 10, 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The Company adopted FSP FAS 157-3 for the period ended September 30, 2008 and the adoption did not have any significant impact on consolidated statements of financial position, consolidated statement of operations, or disclosures.

Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). In February 2007, the FASB issued SFAS 159 which permits companies to elect to measure certain eligible items at fair value. Subsequent unrealized gains and losses on those items will be reported in earnings. Upfront costs and fees related to those items will be reported in earnings as incurred and not deferred. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company may apply this guidance to assets or liabilities in the future as permitted under SFAS 159.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Table dollar amounts in thousands, except share data)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). During December 2007, the FASB issued SFAS 141(R). This Statement replaces SFAS 141 “Business Combinations” (“Statement 141”). SFAS 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (called the ‘purchase method’) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This is broader than in Statement 141 which applied only to business combinations in which control was obtained by transferring consideration.

This Statement requires an acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) recognizes and measures the goodwill acquired in the business combination and defines a bargain purchase as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess as a gain attributable to the acquirer. In contrast, Statement 141 required the “negative goodwill” amount to be allocated as a pro rata reduction of the amounts assigned to assets acquired. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008. An entity may not apply it before that date.

Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). During December 2007, the FASB issued SFAS 160 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statement, but separate from the parent’s equity. Before the Statement was issued these so-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented in the consolidated statement of income. This Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Management does not anticipate that this Statement will have a material impact on the Company’s consolidated financial condition or results of operations.

Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). During March 2008, the FASB issued SFAS 161. SFAS 161 amends and expands the disclosure requirement of SFAS 133 No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instrument and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivative, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Table dollar amounts in thousands, except share data)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Statement of Financial Accounting Standards, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). During May 2008, the FASB issued SFAS 162. This Statement identifies the sources of account principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Adoption of SFAS 162 will not be a change in the Company’s current accounting practices; therefore, it will not have a material impact on the Company’s consolidated financial condition or results of operations.

FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). During June 2008, the FASB issued FSP EITF 03-6-1. FSP EITF 03-6-1 clarifies whether instruments, such as restricted stock, granted in share-based payments are participating securities prior to vesting. Such participating securities must be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and requires a company to retrospectively adjust its earning per share data. Early adoption is not permitted. It is not expected that the adoption of FSP EITF 03-6-1 will have a material effect on consolidated results of operations or earnings per share.

Current Economic Conditions: The current economic environment presents financial institutions with unprecedented circumstances and challenges which in some cases have resulted in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans. The financial statements have been prepared using values and information currently available to the Company. Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses and capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

NOTE 2 - CASH AND CASH EQUIVALENTS

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

Cash on hand or on deposit with the Federal Reserve Bank of $1,996,000 was required to meet regulatory reserve and clearing requirements at year-end 2008.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Table dollar amounts in thousands, except share data)

NOTE 3 - SECURITIES AVAILABLE FOR SALE

The fair value of securities available for sale at year end is as follows:

2008

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U. S. government agencies	$10,110	$107	$—
States and political subdivisions	10,745	75	(892)
Mortgage-backed	4,724	21	(37)
Preferred stock	6	—	(9)
SBA guaranteed	387	—	(6)

	$25,972	$203	$(944)

2007

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U. S. government agencies	$12,773	$17	$(14)
States and political subdivisions	12,780	145	(178)
Mortgage-backed	6,748	11	(70)
Preferred stock	380	—	(120)
SBA guaranteed	482	7	(3)

	$33,163	$180	$(385)

Securities classified as U. S. government agencies include notes issued by government-sponsored enterprises such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank. The SBA-guaranteed securities are pools of the loans guaranteed by the Small Business Administration.

The fair values of securities available for sale at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$1,122	$1,125
Due after one year through five years	785	773
Due after five years through ten years	5,084	5,042
Due after ten years	14,574	13,915

Mortgage-backed	4,740	4,724
Preferred stock	15	6
SBA guaranteed	393	387

	$26,713	$25,972

Securities with a carrying value of approximately $19,276,000 and $12,826,000 at December 31, 2008 and 2007 were pledged to secure public deposits, Federal Home Loan Bank advances and for other purposes as required or permitted by law.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Table dollar amounts in thousands, except share data)

NOTE 3 - SECURITIES AVAILABLE FOR SALE (Continued)

The Company experienced an other-than-temporary write-down on an investment in Federal Home Loan Mortgage Corporation preferred stock. This write-down, which was realized in the third quarter of 2008, totaled $485,000.

Sales of securities were as follows:

	2008	2007
Proceeds	$2,118	$7,431
Gross gains	79	82
Gross losses	—	(32)
Tax expense	27	17

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2008 and 2007 was $8,994,000 and $17,986,000, respectively, which is approximately 34.6% and 54.2% of the Company’s investment portfolio, respectively. These declines primarily resulted from changes in market interest rates and current depressed market conditions. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following tables shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008 and 2007:

2008

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and political subdivisions	$5,493	$(625)	$1,101	$(268)	$6,594	$(893)
Mortgage-backed securities	757	(5)	1,303	(32)	2,060	(37)
Preferred stock	6	(9)	—	—	6	(9)
SBA guaranteed	233	(3)	101	(2)	334	(5)

Total temporarily impaired securities	$6,489	$(642)	$2,505	$(302)	$8,994	$(944)

2007

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. government agencies	$3,103	$(6)	$1,992	$(8)	$5,095	$(14)
State and political subdivisions	4,386	(153)	2,345	(25)	6,731	(178)
Preferred stock	380	(120)	—	—	380	(120)
SBA guaranteed	109	(3)	—	—	109	(3)
Mortgage-backed securities	1,248	(7)	4,423	(63)	5,671	(70)

Total temporarily impaired securities	$9,226	$(289)	$8,760	$(96)	$17,986	$(385)

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Table dollar amounts in thousands, except share data)

NOTE 4 - LOANS

The Company has a geographic concentration of loan and deposit customers within the Chicago metropolitan area. Most of the loans are secured by specific items of collateral including commercial and residential real estate and other business and consumer assets. Commercial loans are expected to be repaid from cash flow from operations of businesses.

Loans consisted of the following at December 31:

	2008	2007
Real estate
Commercial	$84,103	$87,746
Construction	31,243	39,016
Residential	18,790	21,279
Home equity	59,727	51,498

Total real estate loans	193,863	199,539
Commercial	27,175	28,228
Consumer	1,762	1,895

Total loans	222,800	229,662
Deferred loan costs, net	115	44
Allowance for loan losses	(3,300)	(1,970)

Loans, net	$219,615	$227,736

The Bank has entered into transactions, including the making of direct and indirect loans, with certain directors and their affiliates (related parties). Such transactions were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than normal risk of collectibility or present other unfavorable features.

The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2008	$1,830
New loans including renewals	42
Payments, etc., including renewals	(253)

Balances, December 31, 2008	$1,619

Activity in the allowance for loan losses is summarized below:

	2008	2007
Balance at beginning of year	$1,970	$1,549
Provision for loan losses	2,215	420
Charge-offs	(905)	(14)
Recoveries	20	15

Balance at end of year	$3,300	$1,970

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Table dollar amounts in thousands, except share data)

NOTE 4 - LOANS (Continued)

Impaired loans totaled $3,651,000 at December 31, 2008. A specific allowance for loan losses of $1,065,000 relates to impaired loans of $3,636,000 at December 31, 2008. At December 31, 2008, impaired loans of $15,000 had no related specific allowance for loan losses. There were no impaired loans at December 31, 2007.

Interest of $193,000 was recognized on average impaired loans of $3,944,000 for 2008. Interest of $31,000 was recognized on impaired loans on a cash basis during 2008.

Nonperforming loans were as follows:

	2008	2007
Loans past due over 90 days still on accrual	$32	$635
Nonaccrual loans	2,725	62

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at year end:

	2008	2007
Land	$3,908	$4,028
Building	12,220	12,286
Construction in progress	32	—
Furniture and equipment	2,831	2,512

Total cost	18,891	18,826
Accumulated depreciation	(2,879)	(2,311)

Net book value	$16,112	$16,515

NOTE 6 - DEPOSITS

	2008	2007
Non-interest bearing DDA	$27,271	$28,289
NOW	55,801	39,584
Money market	38,776	39,386
Regular savings	23,043	24,397
Certificates and time deposits, $100,000 and over	43,601	40,712
Other certificates and time deposits	65,023	76,664

Total deposits	$253,515	$249,032

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Table dollar amounts in thousands, except share data)

NOTE 6 - DEPOSITS (Continued)

At December 31, 2008, scheduled maturities of certificates of deposit are as follows:

2009	$93,312
2010	9,450
2011	1,681
2012	3,576
2013	605

$108,624

Deposits from related parties, as defined in Note 4, held by the Company at December 31, 2008 and 2007 totaled $3,230,000 and $2,891,000, respectively.

NOTE 7 - ADVANCES FROM THE FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of Chicago totaled $17,000,000 and $17,500,000 at December 31, 2008 and 2007. Advances, at interest rates from 0.52% to 3.99%, are subject to restrictions or penalties in the event of prepayment.

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

At December 31, 2008, scheduled maturities of advances are as follows:

2009	$10,500
2010	6,500

The Company has a $2,000,000 unsecured line of credit with Marshall & Ilsley Bank. This note has an adjustable interest rate of LIBOR plus 3.20% and matures December 15, 2009. At December 31, 2008, this line had an outstanding balance of $2,000,000.

At December 31, 2007, the Company had federal funds purchased of $7,500,000. There were no federal funds purchased at December 31, 2008.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Table dollar amounts in thousands, except share data)

NOTE 8 - SUBORDINATED DEBENTURES

In June 2007, the Company and its newly formed financing trust subsidiary, Community Financial Shares Trust II, a Delaware statutory trust, consummated the issuance and sale of an aggregate amount of $3,500,000 of the Trust’s floating rate capital securities in a pooled trust preferred transaction. The subordinated debentures accrue interest at a variable rate based on three-month LIBOR plus 1.62%, reset and payable quarterly. No underwriting commissions or placement fees were paid in connection with the issuance. The interest rate at December 31, 2008 was 3.62%. The debentures will mature on September 21, 2037, at which time the preferred securities must be redeemed. In addition, the Company may redeem the preferred securities in whole or part, beginning June 21, 2012 at a redemption price of $1,000 per preferred security. The Company redeemed the trust preferred securities issued by Community Financial Shares Statutory Trust I. The redemption price was at 100% of the liquidation amount of $1,000 per preferred security, plus accrued and unpaid interest to the redemption date, which was June 26, 2007. These debentures accrued interest at three-month LIBOR plus 3.45%.

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

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Table dollar amounts in thousands, except share data)

NOTE 9 - CAPITAL REQUIREMENTS (Continued)

The actual capital levels and minimum required levels for the Bank were as follows at December 31:

	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2008
Total capital (to risk-weighted assets) Bank	$24,930	10.5%	$18,951	8.0%	$23,689	10.0%
Tier 1 capital (to risk-weighted assets) Bank	21,965	9.3	9,476	4.0	14,214	6.0
Tier 1 capital (to average assets) Bank	21,965	7.6	11,525	4.0	14,407	5.0

2007
Total capital (to risk-weighted assets) Bank	$23,141	9.5%	$19,564	8.0%	$24,455	10.0%
Tier 1 capital (to risk-weighted assets) Bank	21,171	8.7	9,782	4.0	14,673	6.0
Tier 1 capital (to average assets) Bank	21,171	7.3	11,587	4.0	14,484	5.0

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits (as defined in such regulations) for the current year plus those for the previous two years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. At December 31, 2008, regulatory approval is required for all dividend declarations by both the Bank and the Company. As a result of discussions with the regulators, management has agreed to maintain a ratio of total capital to risk-weighted assets of 10.5% at December 31, 2008 and work towards a ratio of 11%. While the Bank’s ratio remains below the future agreed-upon level, management must provide a plan for reaching 11%.

At December 31, 2008, the Bank was categorized by its regulators as well capitalized in accordance with the regulatory criteria discussed above for all capital measurements.

NOTE 10 - RETIREMENT PLANS

The Company maintains a profit sharing/401(k) plan, which covers substantially all employees. Employees may make contributions to the plan. Employer contributions to the plan are determined at the discretion of the Board of Directors. Annual employer contributions are charged to expense. Profit sharing/401(k) expense was $30,000 and $193,000 in 2008 and 2007, respectively.

The Company also maintains a nonqualified retirement program for directors. Expense for the directors’ retirement program was $49,000 and $43,000 in 2008 and 2007, respectively.

Under agreements with the Company, certain members of the Board of Directors have elected to defer their directors’ fees. The cumulative amount of deferred directors’ fees (included in other liabilities on the Company’s balance sheet) was $816,000 and $706,000 at December 31, 2008 and 2007. The liabilities for the nonqualified retirement program for directors and for directors’ deferred fees are not secured by any assets of the Company. Deferred directors’ fees accounts are credited with interest at 4.38%.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Table dollar amounts in thousands, except share data)

NOTE 11 - INCOME TAXES

Income tax (benefit) expense consists of the following:

	2008	2007
Currently payable tax
Federal	$(459)	$386
State	15	72
Deferred tax	(801)	(174)

Income tax (benefit) expense	$(1,245)	$284

Income tax (benefit) expense differs from federal statutory rates applied to financial statement income due to the following:

	2008	2007
Federal rate of 34 percent	$(858)	$663
Add (subtract) effect of
Tax-exempt income, net of nondeductible interest expense	(158)	(186)
State income tax, net of federal benefit	(149)	32
Cash value of life insurance	(75)	(234)
Other items, net	(5)	9

Income tax (benefit) expense	$(1,245)	$284

Year end deferred tax assets and liabilities were due to the following:

	2008	2007
Deferred tax assets
Allowance for loan losses	$1,243	$644
Deferred compensation	449	389
Other-than-temporary-impairment	200	—
Loss carryforward	107	—
AMT carryover	66	50
Net unrealized losses on securities available for sale	287	79
Other	87	14

Total	2,439	1,176

Deferred tax liabilities
Accumulated depreciation	(526)	(395)
Deferred loan fees and costs, net	(76)	(47)
Prepaid expenses	(89)	(66)
Federal Home Loan Bank stock dividends	(522)	(522)
Other	(88)	(8)

Total	(1,301)	(1,038)

Net deferred tax asset	$1,138	$138

The deferred tax asset is in other assets on the Company’s balance sheet.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Table dollar amounts in thousands, except share data)

NOTE 12 - EARNINGS PER SHARE

The factors used in the earnings (loss) per common share computation follow:

	2008	2007
Basic
Net income (loss)	$(1,279)	$1,667

Weighted-average common shares outstanding	1,246,025	1,344,437

Basic earnings (loss) per share	$(1.03)	$1.24

Diluted
Net income (loss)	$(1,279)	$1,667

Weighted-average common shares outstanding for basic earnings per share	1,246,025	1,344,437
Add dilutive effects of assumed exercise of stock options	—	4,997

Average shares and dilutive potential common shares	1,246,025	1,349,434

Diluted earnings (loss) per share	$(1.03)	$1.24

All options were considered anti-dilutive at December 31, 2008.

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

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model that uses the assumptions in the following table. Expected volatility is based on the historical volatility of the Company’s stock. The expected term of options granted represents the average period of time that options are expected to be outstanding. The risk-free rate for the options granted is based on the U. S. Treasury rate for a similar term as the average expected term of the option.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Table dollar amounts in thousands, except share data)

NOTE 13 - STOCK OPTIONS (Continued)

A summary of the activity in the Plan follows:

	2008	2007
Expected volatility	10.62% - 14.40%	10.65% - 10.93%
Weighted-average volatility	13.82%	10.79%
Expected dividends	0.89% - 1.02%	0.71% - 0.89%
Expected term (in years)	5	5
Risk-free rate	3.00% - 3.57%	3.46% - 5.05%

A summary of option activity under the Plan as of December 31, 2008, and changes during the year then ended, is presented below:

	2008
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	45,700	$19.73
Granted	2,600	23.61
Exercised	(720)	20.08
Forfeited or expired	(5,550)	21.50

Outstanding, end of year	42,030	$19.73	5.2	$35,000

Exercisable, end of year	13,070	$16.81	3.1	$9,000

The weighted-average grant-date fair value of options granted during the years 2008 and 2007 was $4.06 and $4.56, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008 and 2007, was $16,900 and $34,400, respectively.

As of December 31, 2008, there was $116,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of six years.

During 2008, the Company recognized approximately $16,000 of share-based compensation expense and approximately $6,000 of tax benefit related to the share based compensation expense.

Cash received from option exercise under all share-based payment arrangements for the years ended December 31, 2008 and 2007 was $14,000 and $14,000, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $1,000 and $8,000, respectively, for the years ended December 31, 2008 and 2007.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Table dollar amounts in thousands, except share data)

NOTE 14 - COMPREHENSIVE LOSS

Other comprehensive income (loss) components and related taxes were as follows:

	2008	2007
Net unrealized loss on securities available-for-sale	$(944)	$(168)
Less reclassification adjustment for realized (gains) losses included in income	406	(50)

Other comprehensive loss, before tax effect	(538)	(218)
Tax benefit	(208)	(85)

Other comprehensive loss	$(330)	$(133)

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end.

	2008	2007
Financial standby letters of credit	$1,460	$1,442
Commitments to originate loans	1,094	446
Unused lines of credit and letters of credit	72,127	82,694
Performance standby letters of credit	240	1,359

NOTE 16 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Table dollar amounts in thousands, except share data)

NOTE 16 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-Sale Securities

If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include certain collateralized mortgage and debt obligations and certain municipal securities. The following table is as of December 31, 2008:

		Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$25,972	$—	$25,972	$—

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying 2008 balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is reported when scheduled payments under contractual terms are deemed uncollectible. Impaired loans are carried at fair value as estimated using current and prior appraisals, discounting factors, the borrower’s financial ability to repay, estimated cash flows from the property and other relevant factors. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses recorded in current earnings. The following table is as of December 31, 2008:

		Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$2,572	$—	$—	$2,572

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Table dollar amounts in thousands, except share data)

NOTE 16 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The carrying amount and estimated fair value of financial instruments at year end are as follows:

	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$15,825	$15,825	$7,789	$7,789
Interest-bearing time deposits	992	992	—	—
Securities available for sale	25,972	25,972	33,163	33,163
Loans held for sale	1,410	1,410	600	600
Loans receivable, net	219,615	220,502	227,736	228,998
Federal Home Loan Bank stock	5,398	5,398	5,398	5,398
Interest receivable	1,089	1,089	1,287	1,287

Financial liabilities
Deposits	253,515	253,792	249,032	250,668
Federal Home Loan Bank advances	17,000	17,097	17,500	17,542
Other borrowings	2,000	2,000	7,500	7,500
Subordinated debentures	3,609	3,609	3,609	3,609
Interest payable	499	499	863	863

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing time deposits, Federal Home Loan Bank stock, interest receivable and payable, variable rate loans, loans held for sale, other borrowings, and subordinated debentures. For fixed rate loans and time deposits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. The fair value of fixed rate Federal Home Loan Bank advances is based on current rates for similar financing. The fair value of off-balance-sheet items, which is based on the current fees or cost that would be charged to enter into or terminate such arrangements, is immaterial.

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

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Table dollar amounts in thousands, except share data)

NOTE 17 - CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	December 31,
	2008	2007
Assets
Cash on deposit with the Bank	$339	$672
Investment in common stock of the Bank	21,511	21,167
Other assets	381	359

Total assets	$22,231	$22,198

Liabilities
Long-term debt	$3,609	$3,609
Other borrowings	2,000	—
Other liabilities	9	84

Total liabilities	5,618	3,693

Stockholders’ Equity	16,613	18,505

Total liabilities and stockholders’ equity	$22,231	$22,198

Condensed Statements of Operations

	Years Ended December 31,
	2008	2007
Income	$357	$3,642

Expenses
Interest expense	257	291
Other expenses	244	389

Total expenses	501	680

Income (Loss) Before Income Tax and Equity in (Distributions in Excess of) Undistributed Income of the Bank	(144)	2,962

Income Tax Benefit	(191)	(257)

Income Before Equity in (Distributions in Excess of) Undistributed Income of the Bank	47	3,219

Equity in (Distributions in Excess of) Undistributed Income of the Bank	(1,326)	(1,552)

Net Income (Loss)	$(1,279)	$1,667

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Table dollar amounts in thousands, except share data)

NOTE 17 - CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2008	2007
Operating Activities
Net income (loss)	$(1,279)	$1,667
Equity in undistributed income of the Bank	1,326	1,552
Compensation cost of stock options	16	14
Tax benefit of stock options exercised	(1)	(8)
Other changes	(20)	115

Net cash provided by operating activities	42	3,340

Investing Activity
Investment in Bank	(2,000)	—

Financing Activities
Proceeds from borrowings	2,000	—
Purchase of stock	(165)	(3,268)
Exercise of stock options	14	14
Tax benefit of stock options exercised	1	8
Dividends paid	(225)	(323)

Net cash provided by (used in) financing activities	1,625	(3,569)

Net Change in Cash on Deposit With the Bank	(333)	(229)

Cash on Deposit With the Bank at Beginning of Year	672	901

Cash on Deposit With the Bank at End of Year	$339	$672

NOTE 17 - SUBSEQUENT EVENT

Subsequent to December 31, 2008, the Board of Directors of the FDIC voted to adopt an interim rule that would impose a special assessment on insured institutions of 10 to 20 basis points on outstanding deposits as of June 30, 2009. This assessment is to be collected on September 30, 2009. The interim rule would also permit the Board to impose an emergency special assessment after June 30, 2009, of up to 10 basis points on outstanding deposits, if deemed necessary by the Board.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 (e) promulgated under the Exchange Act) as of December 31, 2008. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter ending December 31, 2008, that have materially affected or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Based on our assessment as of December 31, 2008, we make the following assertion:

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

•

Management evaluated the Company’s internal control over financial reporting as of December 31, 2008. The assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Framework.

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information

The following disclosure would other have been filed pursuant to a Form 8-K under the heading: “Item 5.02. Departure of Director or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers”:

On March 27, 2009, the Bank entered into a change in control agreement with its Chief Financial Officer, Eric Wedeen. The agreement provides for the payment of a severance benefit and the continuation of employee benefits if, within 18 months of a “change in control”: (i) Mr. Wedeen’s employment is terminated by reason of his disability, death or retirement pursuant to any retirement plan or policy of the Bank of general application to key employees; (ii) the essential elements of his position, in terms of duties and authority are materially reduced without good cause, each without his voluntary consent; (iii) there is a material reduction in his aggregate compensation, not related to or resulting from documented, diminished performance; or (iv) he is required to regularly perform services at a location which is greater than fifty (50) miles from his principal office at the time of the change of control.

If any of the above events occurs, Mr. Wedeen would be entitled to receive a lump-sum cash payment equal to nine (9) months of his annual salary, exclusive of periodic bonus compensation, plus any unused earned vacation time. He would also be entitled to medical and life insurance coverage provided to him and his family by the Bank, at its cost, until the earlier of: (i) his waiver of coverage by giving written notice of waiver to the Bank; (ii) nine (9) months elapse from the effective date of his termination; or (iii) he becomes a participant in group insurance benefit programs of a new employer. If coverage is not permitted under applicable policy terms, the Bank will provide equivalent benefits.

Under the agreement, a “change in control” of the Bank or the Company occurs if (i) a third person, including a “group” as defined in Section 13(d) (3) of the Securities Exchange Act of 1934 becomes the beneficial owner of shares of the Company having greater than fifty percent (50%) or more of the total number of votes that may be cast for the election of directors of the Company, including for this purpose any shares beneficially owned by such third person or group as of the date of the agreement; or, (ii) as the result of, or in connection with, any cash tender or exchange offer, merger or other business combination, sale of assets or contested election, or any combination of the foregoing transactions, the persons who were directors of the Bank before the Transaction shall cease to constitute a majority of the Board of Directors of the Bank or any successor to the Bank.

The description of the change in control agreement is qualified in its entirety by reference to the agreement itself which is attached as Exhibit 10.4 to this Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

For information relating to the Company’s directors, the section captioned “Proposal 1—Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2009 is incorporated herein by reference.

Executive Officers

For information relating to officers of the Company, the section captioned “Executive Officers” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2009 is incorporated herein by reference.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, the cover page to this Annual Report on Form 10-K and the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2009 are incorporated by reference.

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

Corporate Governance

For information regarding the Audit Committee and its composition and the Audit Committee financial expert, the section captioned “Meetings and Committees of the Board – Audit Committee” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2009 is incorporated herein by reference.

Item 11.	Executive Compensation

The information relating to director and executive compensation is incorporated herein by reference to the section titled “Executive Compensation” contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the sections titled “Voting Security Ownership of Certain Beneficial Owners and Management” contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2009. The Company’s management knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan information as of December 31, 2008:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans*
	A	B	C
Equity compensation plans approved by security holders	42,030	$19.73	75,145
Equity compensation plans not approved by security holders	0	N/A	0

Total	42,030	$19.73	75,145

*	Excluding securities reflected in column A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Review, Approval or Ratification of Transactions with Related Persons” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2009 is incorporated by reference.

Corporate Governance

For information regarding director independence, the section captioned “Corporate Governance—Director Independence” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2009 is incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information relating to the principal accountant fees and expenses is incorporated herein by reference to the section captioned “Relationship with Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) and (2) The following is a list of the financial statements of Community Financial Shares, Inc. included in this annual report on Form 10-K which are filed herewith in response to Part II Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007.

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008 and 2007.

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007.

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

COMMUNITY FINANCIAL SHARES, INC.
Registrant

By	/s/ Scott W. Hamer
President and Chief Executive Officer
Date	March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2009 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ Donald H. Fischer	Chairman of the Board
Donald H. Fischer

/s/ Scott W. Hamer	Director, President and Chief Executive Officer
Scott W. Hamer	(Principal Executive Officer)

/s/ Eric J. Wedeen	Vice President and Chief Financial Officer
Eric J. Wedeen	(Principal Accounting and Financial Officer)

/s/ William F. Behrmann	Director
William F. Behrmann

/s/ Penny A. Belke	Director
Penny A. Belke

/s/ H. David Clayton	Director
H. David Clayton

/s/ Raymond A. Dieter, Jr.	Director
Raymond A. Dieter, Jr.

/s/ Robert F. Haeger	Director
Robert F. Haeger

/s/ Mary Beth Moran	Director
Mary Beth Moran

/s/ Joseph S. Morrissey	Director
Joseph S. Morrissey

/s/ John M. Mulherin	Director
John M. Mulherin

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1.1	Certificate of Incorporation of Community Financial Shares, Inc. (Incorporated by reference to Exhibit 3.1.1 to the Company’s Form 10-K for the year ended December 31, 2006)

3.1.2	Certificate of Amendment to the Certificate of Incorporation of Community Financial Shares, Inc. as amended November 29, 2006. (Incorporated by reference to Exhibit 3.1.2 to the Company’s Form 10-K for the year ended December 31, 2006)

3.2	Bylaws of Community Financial Shares, Inc. (Incorporated by reference to Annex B to the Company’s Registration Statement on Form S-4, File No. 333-46622, filed September 26, 2000)

4.1	Specimen Common Stock certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 2005)

4.2	Community Bank–Wheaton/Glen Ellyn Non-Qualified Stock Option Plan, as amended effective November 29, 2006. (Incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K for the year ended December 31, 2006)*

10.0	Form of Community Bank Directors Retirement Plan agreement (Incorporated by reference to Exhibit 10.0 to the Company’s Form 10-KSB for the year ended December 31, 2000)*

10.1	Form of Community Bank Directors Deferred Compensation Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2005)*

10.2	Form of change of control letter agreement (Incorporated by reference to Exhibit 10.0 to the Company’s Form 10-QSB for the quarterly period ended June 30, 2002)*

10.3	Employment agreement between Community Financial Shares, Inc., Community Bank Wheaton/Glen Ellyn and Donald H. Fischer dated November 28, 2006. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2006)*

**10.4	Change in Control Agreement between Community Bank-Wheaton/Glen Ellyn and Eric Wedeen dated March 27, 2009*

11.0	Statement re: Computation of Per Share Earnings is incorporated herein by reference to Part II, Item 8, “Financial Statements”

14.0	Code of Ethics – A copy of the Code of Ethics is incorporated herein. (Incorporated by reference to Exhibit 14.0 to the Company’s Form 10-K for the year ended December 31, 2006)

**21.0	Subsidiaries of the Company.

**23.0	Consent of Independent Registered Public Accounting Firm (filed herein)

**31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

**31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

**32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

**32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

*	Denotes management contract or compensatory plan.
**	Exhibit filed herewith.