Form 10-Q
period 2009-03-31
COMMUNITY FINANCIAL SHARES INC
filed 2009-05-13
CIK 1123735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2009
Common Stock, no par value per share	1,245,267 shares

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and due from banks	$6,510	$7,286
Interest-bearing deposits	22,521	8,539

Cash and cash equivalents	29,031	15,825

Interest-bearing time deposits	—	992
Securities available for sale	31,334	25,972
Loans held for sale	1,775	1,410
Loans, less allowance for loan losses of $3,169 and $3,300 at March 31, 2009 and December 31, 2008, respectively	215,471	219,615
Federal Home Loan Bank stock	5,398	5,398
Premises and equipment, net	16,029	16,112
Cash value of life insurance	5,525	5,469
Interest receivable and other assets	4,043	3,884

Total assets	$308,606	$294,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$267,225	$253,515
Federal Home Loan Bank advances	17,000	17,000
Other borrowings	2,000	2,000
Subordinated debentures	3,609	3,609
Interest payable and other liabilities	2,036	1,940

Total liabilities	291,870	278,064

Commitments and contingent liabilities

Shareholders’ equity
Common stock - no par value, 5,000,000 shares authorized; 1,245,267 and 1,245,267 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	—	—
Paid-in capital	4,870	4,866
Retained earnings	12,283	12,201
Accumulated other comprehensive loss	(417)	(454)

Total shareholders’ equity	16,736	16,613

Total liabilities and shareholders’ equity	$308,606	$294,677

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended March 31, 2009 and 2008

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Interest income
Loans	$3,064	$3,743
Securities:
Taxable	227	263
Exempt from federal income tax	125	132
Federal Home Loan Bank dividends and other	11	4

Total interest income	3,427	4,142
Interest expense
Deposits	1,247	1,798
Federal funds purchased	—	31
Federal Home Loan Bank advances and other borrowed funds	132	232
Subordinated debentures	32	57

Total interest expense	1,411	2,118

Net interest income	2,016	2,024
Provision for loan losses	90	30

Net interest income after provision for loan losses	1,926	1,994
Non-interest income
Service charges on deposit accounts	159	145
Gain on sale of loans	233	172
Gain on sale of securities	50	79
Loss on sale of foreclosed assets	(63)	—
Other non-interest income	149	132

Total non-interest income	528	528

Non-interest expense
Salaries and employee benefits	1,289	1,331
Net occupancy and equipment expense	375	355
Data processing expense	215	204
Advertising and promotions	67	71
Professional fees	115	88
Other operating expenses	366	445

Total non-interest expense	2,427	2,494

Income before income taxes	27	28
Provision (benefit) for income taxes	(55)	(53)

Net income	$82	$81

Earnings per share
Basic	$0.07	$0.06
Diluted	$0.07	$0.06

Average shares outstanding basic	1,245,267	1,248,666
Average shares outstanding diluted	1,245,344	1,254,898
Dividends per share	$0.00	$0.06

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2009 and 2008

(In thousands, except share data)

(Unaudited)

	Number of Common Shares	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2009	1,245,267	$4,866	$12,201	$(454)	$16,613
Net income	—	—	82	—	82
Change in unrealized net loss on securities available for sale, net of reclassifications and tax effects	—	—	—	37	37

Total comprehensive income					119
Stock option expense	—	4	—	—	4

Balance at March 31, 2009	1,245,267	$4,870	$12,283	$(417)	$16,736

Balance at January 1, 2008	1,250,880	$4,999	$13,630	$(124)	$18,505
Net income	—	—	81	—	81
Change in unrealized net loss on securities available for sale, net of reclassifications and tax effects	—	—	—	(93)	(93)

Total comprehensive loss					(12)
Cash dividends ($0.06 per share)	—	—	(75)	—	(75)
Stock repurchased	(6,333)	(165)	—	—	(165)
Stock option expense	—	6	—	—	6
Stock options exercised	120	3	—	—	3

Balance at March 31, 2008	1,244,667	$4,843	$13,636	$(217)	$18,262

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2009 and 2008

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$82	$81
Adjustments to reconcile net income to net cash from operating activities
Amortization on securities, net	4	2
Depreciation	159	170
Provision for loan losses	90	30
Gain on sale of securities	(50)	(79)
Loss on sale of foreclosed assets	63	—
Gain on sale of loans	(233)	(172)
Originations of loans for sale	(12,291)	(9,362)
Proceeds from sales of loans	12,524	9,534
Compensation cost of stock options	4	6
Change in cash value of life insurance	(56)	(54)
Change in interest receivable and other assets	(244)	117
Change in interest payable and other liabilities	96	(122)

Net cash from operating activities	148	151
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(10,097)	(4,180)
Maturities and calls of securities available for sale	2,778	7,116
Proceeds from sales of securities available for sale	3,054	2,118
Net change in loans	3,689	(2,275)
Property and equipment expenditures, net	(77)	(649)

Net cash from (used in) investing activities	(653)	2,130
CASH FLOWS FROM FINANCING ACTIVITIES
Change in:
Non-interest bearing and interest bearing demand deposits and savings	12,171	10,210
Certificates and other time deposits	1,540	(4,143)
Short term borrowings	—	(7,500)
Proceeds of borrowings	2,000	6,000
Repayments of borrowings	(2,000)	(2,000)
Purchase of stock	—	(165)
Exercise of stock options	—	3
Dividends paid	—	(75)

Net cash from financing activities	13,711	2,330

Change in cash and cash equivalents	13,206	4,611

Cash and cash equivalents at beginning of period	15,825	7,789

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,031	$12,400

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

March 31, 2009 and 2008

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements. The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management of Community Financial Shares, Inc. (the “Company”), for a fair statement of results for the interim periods presented. Results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other period.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial period and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the U.S. Securities and Exchange Commission on March 31, 2009. The condensed consolidated balance sheet of the Company as of December 31, 2008 has been derived from the audited consolidated balance sheet as of that date.

NOTE 2 – EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2009	2008
Net income (in thousands)	$82	$81

Weighted Average Shares outstanding	1,245,267	1,248,666
Effect of dilutive securities:
Stock options	77	6,232

Shares used to compute diluted earnings per share	1,245,344	1,254,898

Earnings per share:
Basic	$0.07	$0.06
Diluted	0.07	0.06

There were 34,730 anti-dilutive shares for the three months ended March 31, 2009 included in the above table. There were no anti-dilutive shares for the three months ended March 31, 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

March 31, 2009 and 2008

NOTE 3 – CAPITAL RATIOS

At the dates indicated, the capital ratios of Community Bank-Wheaton/Glen Ellyn, the Company’s wholly owned subsidiary (the “Bank”), were as follows:

	March 31, 2009		December 31, 2008
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$24,996	10.8%	$24,930	10.5%
Tier I capital (to risk-weighted assets)	22,100	9.5%	21,965	9.3%
Tier I capital (to average assets)	22,100	7.3%	21,965	7.6%

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits (as defined in such regulations) for the current year plus those for the previous two years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. At March 31, 2009, regulatory approval is required for all dividend declarations by both the Bank and the Company. As a result of discussions with the Bank’s regulators, management has agreed to maintain a ratio of total capital to risk-weighted assets of 10.5% at December 31, 2008 and work towards a ratio of 11.0%. While the Bank’s ratio of total capital to risk-weighted assets remains below the 11.0% future agreed-upon level, management is preparing a written plan for reaching 11.0% to be submitted to the Bank’s regulators pursuant to management’s previous conversations with such regulators.

At March 31, 2009 and December 31, 2008, the Bank was categorized by its regulators as well capitalized in accordance with all regulatory capital requirements.

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

Available for Sale Securities

If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include certain collateralized mortgage and debt obligations and certain municipal securities. The following tables are as of March 31, 2009 and December 31, 2008, respectively:

	Fair Value	Fair Value Measurements Using
		Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$31,334	$—	$31,334	$—

	Fair Value	Fair Value Measurements Using
		Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$25,972	$—	$25,972	$—

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying March 31, 2009 and December 31, 2008 balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is reported when scheduled payments under contractual terms are deemed uncollectible. Impaired loans are carried at fair value as estimated using current and prior appraisals, discounting factors, the borrower’s financial ability to repay, estimated cash flows from the property and other relevant factors. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses recorded in current earnings. The following tables are as of March 31, 2009 and December 31, 2008, respectively:

	Fair Value	Fair Value Measurements Using
		Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$2,817	$—	$—	$2,817

	Fair Value	Fair Value Measurements Using
		Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$2,572	$—	$—	$2,572

NOTE 5 – ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). During May 2008, the FASB issued SFAS 162. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Adoption of SFAS 162 will not be a change in the Company’s current accounting practices; therefore, it will not have a material impact on the Company’s consolidated financial condition or results of operations.

In April 2009, the FASB issued the following new accounting standards:

FASB Staff Position FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, or FSP FAS 157-4; FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 115-2, FAS 124-2, FAS 124-2, and EITF 99-20-2 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

These standards are effective for periods ending after June 15, 2009. We are evaluating the impact that these standards will have on our financial statements.

NOTE 6 – SUBSEQUENT EVENT

On March 12, 2009 the Company received preliminary approval on its application for participation in the Troubled Asset Relief Program Capital Purchase Program under the Emergency Economic Stabilization Act of 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting the financial condition and results of operations of the Company for the periods indicated. The discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes included in this Form 10-Q. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed elsewhere in this report.

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

•	The potential impact of the Company’s participation in the U.S. Department of Treasury’s Troubled Asset Relief Program’s Capital Purchase Program.

•	The economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks.

•	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters.

•	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of the Company’s assets) and the policies of the Board of Governors of the Federal Reserve System.

•	The ability of the Company to compete with other financial institutions as effectively as the Company currently intends due to increases in competitive pressures in the financial services sector.

•	The inability of the Company to obtain new customers and to retain existing customers.

•	The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.

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

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

Total assets at March 31, 2009 were $308.6 million, which represented an increase of $13.9 million, or 4.7%, compared to $294.7 million at December 31, 2008. The change in total assets was primarily due to increases in cash and cash equivalents and investment securities. Cash and cash equivalents increased by $13.2 million, or 83.4%, to $29.0 million at March 31, 2009. The increase in cash and cash equivalents is primarily due to significant growth in deposits and a decrease in loan demand. Investment securities increased by $5.3 million, or 20.6%, to $31.3 million at March 31, 2009 from $26.0 million at December 31, 2008. This increase is primarily due to the net result of $10.1 million of securities purchased, $3.1 million in securities sold and $2.3 million in securities either called or matured in the first three months of 2009. Loans receivable decreased by $4.1 million, or 1.9%, to $215.5 million at March 31, 2009 from $219.6 million at December 31, 2008. The decrease in loans is primarily due to the payoff of one large commercial line of credit.

Total liabilities at March 31, 2009 were $291.9 million, which represented an increase of $13.8 million, or 5.0%, compared to $278.1 million at December 31, 2008. Deposits increased $13.7 million, or 5.4%, to $267.2 million at March 31, 2009 as compared to $253.5 million at December 31, 2008. The increase in deposits primarily consists of increases in the Bank’s core deposit accounts. Interest bearing demand deposit accounts increased by $8.9 million, or 15.9%, to $64.7 million at March 31, 2009 from $55.8 million at December 31, 2008 and regular savings accounts increased $2.7 million, or 11.2%, to $25.7 million at March 31, 2009 from $23.0 million at December 31, 2008. The Bank’s commercial loan staff continues to place an emphasis on obtaining deposit relationships with our current commercial loan clients. The percentage of interest bearing deposit accounts to total deposits increased to 24.2% at March 31, 2009 from 22.0% at December 31, 2008 and the percentage of certificates of deposit decreased to 41.2% at March 31, 2009 from 42.8% at December 31, 2008. Federal Home Loan Bank (“FHLB”) advances and other borrowed money remained unchanged at $19.0 million as of March 31, 2009 and December 31, 2008.

Shareholders’ equity increased by $123,000, or 0.74%, to $16.7 million at March 31, 2009 as compared to $16.6 million at December 31, 2008. The increase in shareholders’ equity was primarily the result of increased net income for the three months ended March 31, 2009 and an increase of $37,000 in the Company’s accumulated other comprehensive loss relating to the change in fair value of its available-for-sale investment portfolio during the first three months of 2009.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008

General. The Company’s net income increased $1,000 to $82,000 for the three months ended March 31, 2009, from $81,000 for the three months ended March 31, 2008. This represents a 16.7% increase in basic and diluted earnings per share to $0.07 per share for the three months ended March 31, 2009 from $0.06 per share for the three months ended March 31, 2008. The slight increase in net income during the first quarter of 2009 is the result of the combined effect of i) a $67,000 decrease in noninterest expenses; ii) an $8,000 decrease in net interest income; and iii) a $60,000 increase in the Bank’s provision for loan losses.

Net interest income. The following table summarizes interest and dividend income and interest expense for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$3,064	$3,743	$(679)	(18.14)%
Securities:
Taxable	227	263	(36)	(13.69)
Exempt from federal tax	125	132	(7)	(5.30)
Federal Home Loan Bank dividends and other	11	4	7	175.00

Total interest and dividend income	3,427	4,142	(715)	(17.26)

Interest expense:
Deposits	1,247	1,798	(551)	(30.65)
Federal funds purchased	—	31	(31)	(100.00)
Federal Home Loan Bank advances and other borrowings	132	232	(100)	(43.10)
Subordinated debentures	32	57	(25)	(43.86)

Total interest expense	1,411	2,118	(707)	(33.38)

Net interest income	$2,016	$2,024	$(8)	(0.39)

The following table summarizes average balances and annualized average yields or costs for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009			2008
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Taxable securities	$17,625	$227	5.24%	$19,454	$263	5.41%
Tax-exempt securities	11,509	125	4.41	12,221	132	4.35
Loan receivables, net	221,391	3,064	5.61	232,738	3,743	6.45
Interest-bearing deposits	16,251	10	0.25	343	2	2.42
FHLB stock	5,398	1	0.07	5,398	2	0.13

Total interest-earning assets	272,174	3,427	5.11	270,154	4,142	6.15
Interest-bearing liabilities:
NOW accounts	59,251	164	1.13	41,326	102	0.99
Regular savings	24,345	9	0.15	26,077	26	0.39
Money market accounts	38,848	157	1.64	39,803	262	2.64
Certificates of deposit	110,795	917	3.36	117,404	1,408	4.81
FHLB advances and other	19,000	132	2.82	19,610	232	4.75
Federal funds purchased	—	—	—	3,536	31	3.50
Subordinated debentures	3,609	32	3.55	3,609	57	6.36

Total interest-bearing deposits	$255,848	1,411	2.24	$251,365	2,118	3.38

Net interest income		$2,016			$2,024

Net interest spread			2.87%			2.77%

Net interest income to average interest-earning assets			3.00%			3.01%

Interest Income. Interest income decreased $715,000, or 17.3%, to $3.4 million for the three months ended March 31, 2009, compared to $4.1 million in the same period in 2008. This decrease resulted primarily from a decrease in average yield. The largest component was a decrease of $679,000 in interest income on loans for the three months ended March 31, 2009 compared to the comparable prior year period.

Loan interest income decreased $679,000, or 18.1%, to $3.1 million for the three months ended March 31, 2009, compared to $3.7 million for the comparable prior year period. This decrease resulted from a decrease in the average yield of 84 basis points to 5.61% for the three months ended March 31, 2009 from 6.45% for the comparable prior year period and a decrease in the average balance of $11.3 million to $221.4 million for the three months ended March 31, 2009 from $232.7 million for the comparable prior year period. There was a 225 basis point decrease in the federal funds interest rate since April 2008. The effect of such decreases had a negative impact due to approximately one half of the Bank’s portfolio being comprised of adjustable rate loans. In addition, interest on taxable securities decreased $36,000 for the three months ended March 31, 2009 compared to the comparable prior year period. This decrease is primarily due to a decrease in average balance of $1.9 million to $17.6 million for the three months ended March 31, 2009 from $19.5 million for the three months ended March 31, 2008. In addition, the average yield on taxable securities decreased 17 basis points to 5.24% for the three months ended March 31, 2009 from 5.41% for the comparable prior year period.

Interest Expense. Interest expense decreased by $707,000, or 33.4%, to $1.4 million for the three months ended March 31, 2009, from $2.1 million for the three months ended March 31, 2008. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities of 114 basis points to 2.24% for the three months ended March 31, 2009 from 3.38% for the comparable prior year period. This decrease was partially offset by an increase in the average balance of interest bearing liabilities of $4.4 million to $255.8 million for the three months ended March 31, 2009 from $251.4 million for the three months ended March 31, 2008. Interest expense resulting from FHLB advances and other borrowings decreased $100,000 during the three months ended March 31, 2009. The average balance on these borrowings decreased $610,000 to $19.0 million for the three months ended March 31, 2009 from $19.6 million for the comparable prior year period and there was a decrease in average cost of 193 basis points to 2.82% for the three months ended March 31, 2009 from 4.75% for the comparable period in 2008.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses decreased $8,000, or 0.39%, to $2.0 million for the three months ended March 31, 2009 compared to the comparable period in 2008. The Company’s net interest margin expressed as a percentage of average earning assets fell to 3.00% for the three months ended March 31, 2009 as compared to 3.01% for the three months ended March 31, 2008. The yield on average earning assets decreased to 5.11% for the three months ended March 31, 2009 from 6.15% for the comparable period ended March 31, 2008, a 104 basis point decrease. This decrease in yield on average earning assets was primarily due to a decrease in loan yield, which resulted from the 225 basis point decrease in the federal funds interest rate since April 2008. The yield on average loans decreased to 5.61% for the three months ended March 31, 2009 from 6.45% for the three months ended March 31, 2008. In addition, there was a 114 basis point decrease in the cost of interest-bearing liabilities to 2.24% for the three months ended March 31, 2009 as compared to 3.38% a year earlier.

Provision for Loan Losses. The Bank’s provision for loan losses increased to $90,000 for the three months ended March 31, 2009 from $30,000 for the comparable period in 2008. The increase in the provision was the result of management’s quarterly analysis of the allowance for loan loss. At March 31, 2009, December 31, 2008 and March 31, 2008, non-performing loans totaled $3.0 million, $2.8 million and $454,000, respectively. At March 31, 2009, the ratio of the allowance for loan losses to non-performing loans was 104.0% compared to 119.7% at December 31, 2008 and 441.3% at March 31, 2008. The ratio of the allowance to total loans was 1.45%, 1.48% and 0.86%, at March 31, 2009, December 31, 2008 and March 31, 2008, respectively.

The amounts of the provision and allowance for loan losses are influenced by a number of factors, including current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. Should the local economic climate begin to deteriorate, borrowers may experience difficulty paying off loans and the level of non-performing loans, charge- offs, and delinquencies could rise and require increases in the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions. Management believes that, based on information available at March 31, 2009, the Bank’s allowance for loan losses was adequate to cover probable incurred losses inherent in its loan portfolio at that time. However, no assurances can be given that the Bank’s level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance will not be necessary if economic or other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance. In addition, the FDIC as an integral part of its examination processes, periodically review the Bank’s allowance for loan losses and may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management. The FDIC examines the Bank periodically and, accordingly, as part of this examination the allowance is reviewed utilizing specific guidelines. Based upon their review, the regulators may from time to time require reserves in addition to those previously provided.

Noninterest Income

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$159	$145	$14	9.66%
Gain on sale of loans	233	172	61	35.46
Gain on sale of securities	50	79	(29)	(36.71)
Loss on sale of foreclosed assets	(63)	—	(63)	—
Other non-interest income	149	132	17	12.88

Total non-interest income	$528	$528	$—	—

Noninterest income totaled $528,000 for both the three months ended March 31, 2009 and 2008. Loss on sale of foreclosed assets totaled $63,000 for the three months ended March 31, 2009. Gain on sale of loans increased $61,000 to $233,000 for the three months ended March 31, 2009 from $172,000 for the comparable prior year period and increased from $80,000 for the three months ended December 31, 2008. The Bank’s mortgage department has recently experienced an increase in loan applications due to the lower interest rate environment for mortgage loans. In addition, service charges on deposit accounts increased $14,000 to $159,000 for the three months ended March 31, 2009 from $145,000 for the comparable prior year period and are down from $174,000 for the three months ended December 31, 2008. The recent increase is partially due to the increase in deposit accounts.

Noninterest Expense

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$1,289	$1,331	$(42)	(3.16)%
Net occupancy and equipment expense	375	355	20	5.63
Data processing expense	215	204	11	5.39
Advertising and promotions	67	71	(4)	(5.63)
Professional fees	115	88	27	30.68
Other operating expenses	366	445	(79)	(17.75)

Total non-interest expenses	$2,427	$2,494	$(67)	(2.69)

Noninterest expense decreased by $67,000 to $2.4 million for the three months ended March 31, 2009 from $2.5 million for the comparable prior year period and decreased by $175,000 from the three months ended December 31, 2008. Salaries and employee benefits decreased by $42,000, or 3.2%, to $1.3 million for the three months ended March 31, 2009. This decrease is primarily due to lower health insurance expenses incurred by the Company. Other operating expenses, including occupancy, data processing, and marketing and advertising expenses, increased by a net $27,000, or 4.3%, to $657,000 for the three months ended March 31, 2009 from $630,000 for the prior year period. Of this increase, $11,000 is related to data processing expense, which is partially due to increased volume resulting from deposit account growth and $20,000 is related to occupancy expenses, which is partially due to higher real estate taxes. These increases were partially offset by lower advertising and promotion expenses, which decreased $4,000 from the prior year period. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Expense. Income tax benefit remained relatively unchanged and totaled $55,000 and $53,000 for the three months ended March 31, 2009 and 2008, respectively.

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2008, which was filed with the U.S. Securities and Exchange Commission on March 31, 2009. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given year. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize the sale of securities available-for-sale, federal funds lines of credit from correspondent banks, and borrowings from the Federal Home Loan Bank of Chicago and M&I Bank.

Contractual Obligations

The following table discloses contractual obligations of the Company as of March 31, 2009:

(Dollars in Thousands)	2009	2010	2011	2012	2013	2014 and after	Total
Federal Home Loan Bank advances	$6,500	$4,000	$6,500	—	—	—	$17,000
Line of credit	2,000	—	—	—	—	—	2,000
Subordinated debentures	—	—	—	—	—	3,609	3,609
Data Processing (1), (2)	405	561	581	601	—	—	2,148

Total	$8,905	$4,561	$7,081	$601	$—	$3,609	$24,757

(1)	Estimated contract amount based on transaction volume. Actual expense was $551,000 and $461,000 in 2008 and 2007, respectively.
(2)	Contract expires September 30, 2012.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see Note 15 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 31, 2009. We currently have no plans to engage in hedging activities in the future. For the year ended December 31, 2008 and for the three months ended March 31, 2009, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Interest Rate Risk

For a discussion of the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31,

2008. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity. Based on, among other factors, such reviews, management believes that there have been no material changes in the market risk of the Company’s asset and liability position since December 31, 2008.

ITEM 4(T):	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2008.

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
Dated: May 13, 2009
President and Chief Executive Officer (Principal Executive Officer)

/s/ Eric J. Wedeen
Eric J. Wedeen
Dated: May 13, 2009
Chief Financial Officer (Principal Financial Officer)