Form 10-Q
period 2009-06-30
COMMUNITY FINANCIAL SHARES INC
filed 2009-08-14
CIK 1123735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2009
Common Stock, no par value per share	1,245,267 shares

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and due from banks	$6,766	$7,286
Interest-bearing deposits	7,427	8,539

Cash and cash equivalents	14,193	15,825

Interest-bearing time deposits	—	992
Securities available for sale	40,331	25,972
Loans held for sale	2,686	1,410
Loans, less allowance for loan losses of $3,995 and $3,300 at June 30, 2009 and December 31, 2008, respectively	226,625	219,615
Other real estate owned	880	112
Federal Home Loan Bank stock	5,398	5,398
Premises and equipment, net	15,962	16,112
Cash value of life insurance	5,583	5,469
Interest receivable and other assets	4,239	3,772

Total assets	$315,897	$294,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$267,956	$253,515
Federal Home Loan Bank advances	17,000	17,000
Other borrowings	2,000	2,000
Subordinated debentures	3,609	3,609
Interest payable and other liabilities	2,174	1,940

Total liabilities	292,739	278,064

Commitments and contingent liabilities

Shareholders’ equity
Common stock—no par value, 5,000,000 shares authorized; 1,245,267 and 1,245,267 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	—	—
Preferred stock—$1.00 par value, 1,000,000 shares authorized; 7,319 shares outstanding at June 30, 2009, no shares outstanding at December 31, 2008	7	—
Paid-in capital	11,846	4,866
Retained earnings	11,884	12,201
Accumulated other comprehensive loss	(579)	(454)

Total shareholders’ equity	23,158	16,613

Total liabilities and shareholders’ equity	$315,897	$294,677

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2009 and 2008

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income
Loans	$3,126	$3,473	$6,190	$7,216
Securities:
Taxable	250	212	477	474
Exempt from federal income tax	123	129	248	262
Federal funds sold	—	13	—	17
Other interest income	16	—	28	—

Total interest income	3,515	3,827	6,943	7,969
Interest expense
Deposits	1,172	1,459	2,419	3,256
Federal funds purchased	—	10	—	41
Federal Home Loan Bank advances and other borrowed funds	149	218	282	450
Subordinated debentures	26	40	58	98

Total interest expense	1,347	1,727	2,759	3,845

Net interest income	2,168	2,100	4,184	4,124
Provision for loan losses	870	800	960	830

Net interest income after provision for loan losses	1,298	1,300	3,224	3,294
Non-interest income
Service charges on deposit accounts	162	171	320	316
Gain on sale of loans	337	144	570	315
Gain on sale of securities	—	—	50	79
Gain (loss) on sale of foreclosed assets	8	—	(54)	—
Other non-interest income	193	139	342	271

Total non-interest income	700	454	1,228	981

Non-interest expense
Salaries and employee benefits	1,389	1,291	2,677	2,622
Net occupancy and equipment expense	336	319	712	674
Data processing expense	226	208	441	412
Advertising and promotions	73	98	139	168
Professional fees	185	97	300	185
FDIC insurance premiums	285	59	369	141
Other operating expenses	245	331	528	693

Total non-interest expense	2,739	2,403	5,166	4,895

Loss before income taxes	(741)	(649)	(714)	(620)
Benefit for income taxes	(351)	(322)	(406)	(374)

Net loss	(390)	(327)	(308)	(246)

Preferred stock dividend and accretion	(56)	—	(56)	—

Net loss available to common shareholders	$(446)	$(327)	$(364)	$(246)

Loss per share
Basic	$(0.36)	$(0.26)	$(0.29)	$(0.20)
Diluted	$(0.36)	$(0.26)	$(0.29)	$(0.20)

Average shares outstanding basic	1,245,267	1,244,918	1,245,267	1,246,792
Average shares outstanding diluted	1,245,295	1,248,439	1,245,320	1,251,570
Dividends per share	$0.00	$0.06	$0.00	$0.12

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2009 and 2008

(In thousands, except share and per share data)

(Unaudited)

	Number of Common Shares	Preferred Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2009	1,245,267	—	$4,866	$12,201	$(454)	$16,613
Net loss	—	—	—	(308)	—	(308)
Change in unrealized net loss on securities available for sale, net of reclassifications and tax effects	—	—	—	—	(125)	(125)

Total comprehensive loss						(433)
Preferred stock issued	—	7	6,963	—	—	6,970
Discount on preferred stock	—	—	9	(9)	—	—
Stock option expense	—	—	8	—	—	8

Balance at June 30, 2009	1,245,267	$7	$11,846	$11,884	$(579)	$23,158

Balance at January 1, 2008	1,250,880	—	$4,999	$13,630	$(124)	$18,505
Net loss	—	—	—	(246)	—	(246)
Change in unrealized net loss on securities available for sale, net of reclassifications and tax effects	—	—	—	—	(244)	(244)

Total comprehensive loss						(490)
Cash dividends ($0.12 per share)	—	—	—	(149)	—	(149)
Tax benefit of stock options exercised	—	—	1	—	—	1
Stock repurchased	(6,333)	—	(165)	—	—	(165)
Stock option expense	—	—	11	—	—	11
Stock options exercised	720	—	15	—	—	15

Balance at June 30, 2008	1,245,267	—	$4,861	$13,235	$(368)	$17,728

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2009 and 2008

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(308)	$(246)
Adjustments to reconcile net income to net cash from operating activities
Amortization on securities, net	43	8
Depreciation	326	337
Provision for loan losses	960	830
Gain on sale of securities	(50)	(79)
Loss on sale of foreclosed assets	54	—
Change in other real estate owned	(768)	—
Gain on sale of loans	(570)	(315)
Originations of loans for sale	(31,420)	(15,655)
Proceeds from sales of loans	31,989	15,970
Compensation cost of stock options	8	11
Change in cash value of life insurance	(114)	(109)
Change in interest receivable and other assets	(441)	93
Change in interest payable and other liabilities	234	(861)

Net cash used in operating activities	(57)	(16)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(24,668)	(9,187)
Maturities and calls of securities available for sale	8,049	8,909
Proceeds from sales of securities available for sale	3,054	2,118
Net change in loans	(9,246)	3,298
Property and equipment expenditures, net	(176)	(819)

Net cash from (used in) investing activities	(22,987)	4,319
CASH FLOWS FROM FINANCING ACTIVITIES
Change in:
Non-interest bearing and interest bearing demand deposits and savings	14,846	12,574
Certificates and other time deposits	(404)	(15,812)
Short term borrowings	—	(5,100)
Proceeds of borrowings	4,000	8,500
Repayments of borrowings	(4,000)	(7,000)
Proceeds from issuance of preferred stock	6,970	—
Purchase of stock	—	(165)
Exercise of stock options	—	15
Tax benefit of stock options exercised	—	1
Dividends paid	—	(149)

Net cash from (used in) financing activities	21,412	(7,136)

Change in cash and cash equivalents	(1,632)	(2,833)

Cash and cash equivalents at beginning of period	15,825	7,789

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,193	$4,956

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

June 30, 2009 and 2008

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are consistent with those used in the preparation of annual consolidated financial statements. The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management of Community Financial Shares, Inc. (the “Company”), for a fair statement of results for the interim periods presented. Results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other period.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial period and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the U.S. Securities and Exchange Commission on March 31, 2009. The condensed consolidated balance sheet of the Company as of December 31, 2008 has been derived from the audited consolidated balance sheet as of that date.

NOTE 2 – EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
(in thousands)
Net loss	$(390)	$(327)	$(308)	$(246)
Less: Accretion of discount on preferred stock	(9)	—	(9)	—
Dividends on preferred stock	(47)	—	(47)	—

Income available to common shareholders	$(446)	$(327)	$(364)	$(246)

Weighted Average Shares outstanding	1,245,267	1,244,918	1,245,267	1,246,792
Effect of dilutive securities:
Stock options	—	—	—	—

Shares used to compute diluted loss per share	1,245,295	1,248,439	1,245,320	1,251,570

Loss per share:
Basic	$(0.36)	$(0.26)	$(0.29)	$(0.20)
Diluted	(0.36)	(0.26)	(0.29)	(0.20)

There were 32,630 anti-dilutive shares for both the three and six months ended June 30, 2009 included in the above table. In addition, there were 1,280 and 50 anti-dilutive shares for the three and six months ended June 30, 2008, respectively, included in the above table.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

June 30, 2009 and 2008

NOTE 3 – CAPITAL RATIOS

At the dates indicated, the capital ratios of Community Bank-Wheaton/Glen Ellyn, the Company’s wholly owned subsidiary (the “Bank”), were as follows:

	June 30, 2009		December 31, 2008
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$27,850	11.4%	$24,930	10.5%
Tier I capital (to risk-weighted assets)	24,794	10.1%	21,965	9.3%
Tier I capital (to average assets)	24,794	7.9%	21,965	7.6%

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits (as defined in such regulations) for the current year plus those for the previous two years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. At June 30, 2009, regulatory approval is required for all dividend declarations by both the Bank and the Company. As a result of discussions with the Bank’s regulators, management has agreed to maintain a ratio of total capital to risk-weighted assets of 10.5% at December 31, 2008 and to work towards a ratio of 11.0%, which was exceeded as of June 30, 2009.

At June 30, 2009 and December 31, 2008, the Bank was categorized by its regulators as well capitalized in accordance with all regulatory capital requirements.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The fair value of securities available for sale at June 30, 2009 is as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U. S. government agencies	$13,648	$10	$(363)
State and political subdivisions	14,012	133	(742)
Mortgage-backed	12,288	74	(46)
Preferred stock	9	—	(6)
SBA guaranteed	374	—	(5)

	$40,331	$217	$(1,162)

Securities classified as U. S. government agencies include notes issued by government-sponsored enterprises such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank. The SBA-guaranteed securities are pools of the loans guaranteed by the Small Business Administration.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009:

	Less than 12 Months		12 Months or More			Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
U.S. government agencies	$7,640	$(360)	$—	$		$7,640	$(363)
State and political subdivisions	1,853	(13)	6,264		(728)	8,117	(742)
Mortgage-backed securities	5,008	(39)	598		(7)	5,606	(46)
SBA guaranteed	74	(2)	249		(3)	323	(5)
Preferred stock	9	(6)	—		—	9	(6)

Total temporarily impaired securities	$14,584	$(420)	$7,111		$(738)	$21,695	$(1,162)

The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized costs basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2009.

The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate increases. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2009.

Unrealized gains and losses within the investment portfolio are determined to be temporary. The Company has performed an evaluation of its investments for other than temporary impairment and there was no impairment identified during the second quarter of 2009. The entire portfolio is classified as available for sale, however, management has no specific intent to sell any securities, and it is more likely than not that the Company will not have to sell any security before recovery of its amortized cost basis.

Sales activities for securities for the six months ended June 30, 2009 are shown in the following table. All sales were of securities identified as available for sale.

Sales proceeds	$3,054
Gross gains on sales	50
Loss from other than temporary impairment	—
Tax expense	10

The fair values of securities available for sale at June 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$1,120	$1,126
Due after one year through five years	1,184	1,189
Due after five years through ten years	3,736	3,654
Due after ten years	22,583	21,691

Mortgage-backed	12,260	12,288
Preferred stock	15	9
SBA guaranteed	378	374

	$41,276	$40,331

Securities with a carrying value of approximately $14.9 million at June 30, 2009 were pledged to secure public deposits, Federal Home Loan Bank advances and for other purposes as required or permitted by law.

NOTE 5 – DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

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

Available for Sale Securities

If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include certain collateralized mortgage and debt obligations and certain municipal securities. Third party vendors compile prices from various sources and may apply such techniques as matrix pricing to determine the value of identical or similar investment securities (Level 2). Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather on the investment securities’ relationship to other benchmark quoted investment securities. The following tables are as of June 30, 2009 and December 31, 2008, respectively:

		At June 30, 2009
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. government agencies	$13,648		$13,648
State and political subdivisions	14,012		14,012
Mortgage-backed securities	12,288		12,288
Preferred stock	9		9
SBA guaranteed	374		374

Total available for sale securities	$40,331	—	$40,331	—

NOTE 5 – DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

		At December 31, 2008
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. government agencies	$10,110		$10,110
State and political subdivisions	10,745		10,745
Mortgage-backed securities	4,723		4,723
Preferred stock	6		6
SBA guaranteed	388		388

Total available for sale securities	$25,972	—	$25,972	—

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying June 30, 2009 and December 31, 2008 balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is reported when scheduled payments under contractual terms are deemed uncollectible. Impaired loans are carried at fair value as estimated using current and prior appraisals, discounting factors, the borrower’s financial ability to repay, estimated cash flows from the property and other relevant factors. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses recorded in current earnings. The following tables are as of June 30, 2009 and December 31, 2008, respectively:

		At June 30, 2009
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Impaired loans	$3,885	—	—	$3,885

		At December 31, 2008
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Impaired loans	$2,572	—	—	$2,572

NOTE 5 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The carrying amount and estimated fair value of financial instruments at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$14,193	$14,193	$15,825	$15,825
Interest bearing time deposits	—	—	992	992
Securities available for sale	40,331	40,331	25,972	25,972
Loans held for sale	2,686	2,686	1,410	1,410
Loans receivable, net	226,625	227,283	219,615	220,502
Federal Home Loan Bank stock	5,398	5,398	5,398	5,398
Interest receivable	1,221	1,221	1,089	1,089

Financial liabilities
Deposits	267,956	275,212	253,515	253,792
Federal Home Loan Bank advances	17,000	17,104	17,000	17,097
Other borrowings	2,000	2,000	2,000	2,000
Subordinated debentures	3,609	3,609	3,609	3,609
Interest payable	458	458	499	499

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, loans held for sale, Federal Home Loan Bank stock, interest receivable and payable, deposits due on demand, variable rate loans, other borrowings and subordinated debentures. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans and time deposits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. The fair value of fixed rate Federal Home Loan Bank advances is based on current rates for similar financing. The fair value of off-balance-sheet items, which is based on the current fees or cost that would be charged to enter into or terminate such arrangements, is immaterial.

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

NOTE 6 – CAPITAL PURCHASE PROGRAM

On May 15, 2009, the Company entered into a Letter Agreement and the related Securities Purchase Agreement, with the United States Department of the Treasury, pursuant to which the Company issued 6,970 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and a warrant for the purchase of 349 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, for an aggregate purchase price of $6,970,000 in cash.

The Series A preferred stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum until February 15, 2014. Beginning February 16, 2014, the dividend rate will increase to 9% per annum. The Series A preferred stock may be redeemed, in whole or in part, at any time from time to time, at the option of the Company, subject to consultation with the Company’s primary federal banking regulator, provided that any partial redemption must be for at least 25% of the issue price of the Series A preferred stock.

As part of the transaction, the Treasury exercised the Warrant and received 349 shares of Series B preferred stock. The Series B preferred stock will pay cumulative dividends at a rate of 9% per annum. The Series B preferred stock may also be redeemed, in whole or in part, at any time from time to time, at the option of the Company, subject to consultation with the Company’s primary federal regulator, provided that any partial redemption must be for at least 25% of the liquidation value of the Series B preferred stock. The Series B preferred stock cannot be redeemed until all of the outstanding shares of Series A preferred stock have been redeemed.

The Purchase Agreement also subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (EESA), as modified by the American Recovery and Reinvestment Act of 2009. The Company will take all necessary action to ensure that its benefit plans with respect to senior executive officers comply with Section 111(b) of the EESA and has agreed to not adopt any benefit plans with respect to, or which cover, its senior executive officers that do not comply with the EESA, and the applicable executives have consented to the foregoing.

NOTE 7 – FUTURE ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”). On June 12, 2009, the FASB issued SFAS 166 which removes the concept of a qualifying special-purpose entity (“QSPE”) from Statement 140, and eliminates the exception for QSPEs from the consolidation guidance of FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities (“FIN 46 (R)”). Concurrent with the issuance of SFAS 166, the FASB issued SFAS 167, Amendment to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 addresses the effect of eliminating the QSPE concept from Statement 140 and enhances the transparency of an entity’s involvement in a variable interest entity (“VIE”). SFAS 166 is effective as of the beginning of the Corporation’s first annual reporting period beginning after November 15, 2009. Earlier adoption is prohibited. The Corporation does not expect the adoption of the provisions of SFAS 166 to have a material effect on the Corporation’s financial condition and results of operations.

Statement of Financial Accounting Standards No. 167, Amendment to FASB Interpretation No. 46 (R) (“SFAS 167”). On June 12, 2009, the FASB issued SFAS 167 to address the effects of eliminating the QSPE concept from FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Liabilities and enhance the transparency of an entity’s involvement in a variable interest entity (“VIE”). SFAS 167 is effective as of the beginning of the Corporation’s first annual reporting period beginning after November 15, 2009. Earlier adoption is prohibited. The Corporation does not expect the adoption of the provisions of SFAS 167 to have a material effect on the Corporation’s financial condition and results of operations.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through August 14, 2009, which is the date the financial statements were issued.

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

Overview

Community Financial Shares, Inc. (the “Company”) is the holding company for Community Bank- Wheaton/Glen Ellyn (the “Bank”). The Company is headquartered in Glen Ellyn, Illinois and operates four offices in its primary market area, which is comprised of Glen Ellyn, Illinois and Wheaton, Illinois. One location is in Glen Ellyn and three are located in Wheaton.

The Company’s principal business is conducted by the Bank and consists of offering a full range of community-based financial services, including commercial and retail banking services. The profitability of the Company’s operations depends primarily on its net interest income, provision for loan losses, other income, and other expenses. Net interest income is the difference between the income the Company receives on its loan and securities portfolios and its cost of funds, which consists of interest paid on deposits and borrowings. The provision for loan losses reflects the cost of credit risk in the Company’s loan portfolio. Other income consists of service charges on deposit accounts, gains on loan sales, securities gains (losses), and other income. Other expenses include salaries and employee benefits expenses, as well as occupancy and equipment expenses and other noninterest expenses.

Net interest income is dependent on the amounts and yields of interest-earning assets as compared to the amounts and rates of interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the Company’s asset/liability management procedures in coping with such changes. The provision for loan losses is dependent upon management’s assessment of the collectibility of the loan portfolio under current economic conditions.

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

Total assets at June 30, 2009 were $315.9 million, which represented an increase of $21.2 million, or 7.2%, compared to $294.7 million at December 31, 2008. The change in total assets was primarily due to increases in investment securities and loans receivable. Investment securities increased by $14.4 million, or 55.3%, to $40.3 million at June 30, 2009. The increase in investment securities is primarily due to significant growth in deposits and a slight decrease in loan demand early in the year. However, there has recently been an increase in overall loan demand. Loans receivable increased by $7.0 million, or 3.2%, to $226.6 million at June 30, 2009 from $219.6 million at December 31, 2008. In addition, loans receivable increased $11.1 million from $215.5 million at March 31, 2009. This increase is primarily due to continued strong relationships within our community maintained by our loan staff.

Total liabilities at June 30, 2009 were $292.7 million, which represented an increase of $14.6 million, or 5.3%, compared to $278.1 million at December 31, 2008. Deposits increased $14.5 million, or 5.7%, to $268.0 million at June 30, 2009 as compared to $253.5 million at December 31, 2008. The increase in deposits primarily consists of increases in the Bank’s core deposit accounts. Interest bearing demand deposit accounts increased by $11.1 million, or 19.8%, to $66.9 million at June 30, 2009 from $55.8 million at December 31, 2008, regular savings accounts increased $2.0 million, or 8.5%, to $25.0 million at June 30, 2009 from $23.0 million at December 31, 2008 and money market accounts increased $1.9 million, or 4.9%, to $40.7 million at June 30, 2009 from $38.8 at December 31, 2008. The Bank’s commercial loan staff continues to place an emphasis on obtaining deposit relationships with our current commercial loan clients. The percentage of interest bearing deposit accounts to total deposits increased to 24.6% at June 30, 2009 from 22.0% at December 31, 2008 and the percentage of certificates of deposit decreased to 39.8% at June 30, 2009 from 42.8% at December 31, 2008. Federal Home Loan Bank (“FHLB”) advances and other borrowed money remained unchanged at $19.0 million as of June 30, 2009 and December 31, 2008.

Shareholders’ equity increased by $6.6 million, or 39.4%, to $23.2 million at June 30, 2009 as compared to $16.6 million at December 31, 2008. The increase in shareholders’ equity was primarily the result of the receipt of a $6.97 million investment from the U.S. Department of the Treasury in exchange for 6,970 shares of the Company’s preferred stock pursuant to the TARP Capital Purchase Program provided for under the Emergency Economic Stabilization Act of 2008. Partially offsetting this increase was an increase of $125,000 in the Company’s accumulated other comprehensive loss relating to the change in fair value of its available-for-sale investment portfolio and the Company’s net loss for the six months ended June 30, 2009.

Comparison of Operating Results for the Three Months Ended June 30, 2009 and 2008

General. The Company’s net loss increased $63,000 to ($390,000) for the three months ended June 30, 2009, from ($327,000) for the three months ended June 30, 2008. This represents a 38.5% decrease in basic and diluted loss per share to ($0.36) per share for the three months ended June 30, 2009 from ($0.26) per share for the three months ended June 30, 2008. The increase in net loss during the second quarter of 2009 is the result of the combined effect of i) a $337,000 increase in noninterest expenses; ii) a $247,000 increase in non interest income; iii) a $70,000 increase in the Bank’s provision for loan losses and iv) a $68,000 increase in net interest income.

Net interest income. The following table summarizes interest and dividend income and interest expense for the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$3,126	$3,473	$(347)	(10.00%)
Securities:
Taxable	250	212	38	17.93
Exempt from federal tax	123	129	(6)	(4.65)
Federal funds sold	—	13	(13)	100.00
Other interest income	16	—	16	—

Total interest and dividend income	3,515	3,827	(312)	(8.15)

Interest expense:
Deposits	1,172	1,459	(287)	(19.67)
Federal funds purchased	—	10	(10)	(100.00)
Federal Home Loan Bank advances and other borrowings	149	218	(69)	(31.65)
Subordinated debentures	26	40	(14)	(35.00)

Total interest expense	1,347	1,727	(380)	(22.00)

Net interest income	$2,168	$2,100	$68	(3.24)

The following table summarizes average balances and annualized average yields or costs for the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009			2008
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Taxable securities	$22,454	$250	4.46%	$15,954	$212	5.32%
Tax-exempt securities	11,520	123	4.29	12,238	129	4.23
Loan receivables, net	222,367	3,126	5.64	230,342	3,473	6.05
Interest-bearing deposits	22,108	16	0.30	2,403	13	2.25
FHLB stock	5,398	—	0.00	5,398	—	0.00

Total interest-earning assets	283,847	3,515	4.97	266,335	3,827	5.76

Interest-bearing liabilities:
NOW accounts	68,327	186	1.09	46,559	119	1.02
Regular savings	26,415	10	0.15	26,887	17	0.25
Money market accounts	38,970	162	1.66	39,940	233	2.34
Certificates of deposit	107,346	814	3.04	107,431	1,090	4.07
FHLB advances and other	19,000	149	3.16	19,000	218	4.60
Federal funds purchased	—	—	—	1,642	10	2.42
Subordinated debentures	3,609	26	2.87	3,609	40	4.48

Total interest-bearing deposits	$263,667	1,347	2.05	$245,068	1,727	2.83

Net interest income		$2,168			$2,100

Net interest spread			2.92%			2.93%

Net interest income to average interest-earning assets			3.06%			3.16%

Interest Income. Interest income decreased $312,000, or 8.2%, to $3.5 million for the three months ended June 30, 2009, compared to $3.8 million for the same period in 2008. This decrease resulted primarily from a decrease in average loan yield. The largest component was a decrease of $347,000 in interest income on loans for the three months ended June 30, 2009 compared to the comparable prior year period.

Loan interest income decreased $347,000, or 10.0%, to $3.1 million for the three months ended June 30, 2009, compared to $3.5 million for the comparable prior year period. This decrease resulted from a decrease in the average loan yield of 41 basis points to 5.64% for the three months ended June 30, 2009 from 6.05% for the comparable prior year period and a decrease in the average balance of loans of $7.9 million to $222.4 million for the three months ended June 30, 2009 from $230.3 million for the comparable prior year period. There was a 225 basis point decrease in the federal funds interest rate since April 2008, which has negatively impacted interest income due to approximately one half of the Bank’s portfolio being comprised of adjustable rate loans. In addition, interest on taxable securities increased $38,000 for the three months ended June 30, 2009 compared to the comparable prior year period. This increase is primarily due to an increase in the average balance of taxable securities of $6.5 million to $22.5 million for the three months ended June 30, 2009 from $16.0 million for the three months ended June 30, 2008. Partially offsetting the increase in average balance was a decrease in the average yield on taxable securities of 86 basis points to 4.46% for the three months ended June 30, 2009 from 5.32% for the comparable prior year period.

Interest Expense. Interest expense decreased by $380,000, or 22.0%, to $1.3 million for the three months ended June 30, 2009, from $1.7 million for the three months ended June 30, 2008. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities of 78 basis points to 2.05% for the three months ended

June 30, 2009 from 2.83% for the comparable prior year period. This decrease was partially offset by an increase in the average balance of interest bearing liabilities of $18.6 million to $263.7 million for the three months ended June 30, 2009 from $245.1 million for the three months ended June 30, 2008. Interest expense resulting from FHLB advances and other borrowings decreased $68,000 during the three months ended June 30, 2009. The average cost on these borrowings decreased 144 basis points to 3.16% for the three months ended June 30, 2009 from 4.60% for the comparable period in 2008.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses increased $68,000, or 3.2%, to $2.2 million for the three months ended June 30, 2009 compared to the comparable period in 2008. The Company’s net interest margin expressed as a percentage of average earning assets decreased to 3.06% for the three months ended June 30, 2009 as compared to 3.16% for the three months ended June 30, 2008. The yield on average earning assets decreased to 4.97% for the three months ended June 30, 2009 from 5.76% for the comparable period ended June 30, 2008, a 79 basis point decrease. This decrease in yield on average earning assets was primarily due to a decrease in loan yield, which resulted from the 225 basis point decrease in the federal funds interest rate since April 2008. The yield on average loans decreased to 5.64% for the three months ended June 30, 2009 from 6.05% for the three months ended June 30, 2008. In addition, there was a 78 basis point decrease in the cost of interest-bearing liabilities to 2.05% for the three months ended June 30, 2009 as compared to 2.83% for the comparable 2008 period.

Provision for Loan Losses. The Bank’s provision for loan losses increased to $870,000 for the three months ended June 30, 2009 from $800,000 for the comparable period in 2008. The increase in the provision was the result of management’s quarterly analysis of the allowance for loan loss. At June 30, 2009, December 31, 2008 and June 30, 2008, non-performing loans totaled $4.6 million, $2.8 million and $3.1 million, respectively. At June 30, 2009, the ratio of the allowance for loan losses to non-performing loans was 86.6% compared to 119.7% at December 31, 2008 and 89.2% at June 30, 2008. The ratio of the allowance to total loans was 1.73%, 1.48% and 1.24%, at June 30, 2009, December 31, 2008 and June 30, 2008, respectively.

The amounts of the provision and allowance for loan losses are influenced by a number of factors, including current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. Should the local economic climate continue to deteriorate, borrowers may experience increased difficulties paying off loans and the level of non-performing loans, charge- offs, and delinquencies could continue to rise, which would require us to further increase the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions. Management believes that, based on information available at June 30, 2009, the Bank’s allowance for loan losses was adequate to cover probable incurred losses inherent in its loan portfolio at that time. However, no assurances can be given that the Bank’s level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance will not be necessary if economic or other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance. In addition, the FDIC as an integral part of its examination processes, periodically reviews the Bank’s allowance for loan losses and may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management. The FDIC examines the Bank periodically and, accordingly, as part of this examination the allowance is reviewed utilizing specific guidelines. Based upon its review, the FDIC may accordingly from time to time require reserves in addition to those previously provided.

Noninterest Income

	Three Months Ended June 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$162	$171	$(9)	(5.26)%
Gain on sale of loans	337	144	193	134.40
Other non-interest income	201	139	62	44.60

Total non-interest income	$700	$454	$246	54.19

Noninterest income totaled $700,000 and $454,000 for the three months ended June 30, 2009 and 2008, respectively. Gain on sale of loans increased $193,000 to $337,000 for the three months ended June 30, 2009 from $144,000 for the comparable prior year period. The Bank’s mortgage department has experienced an increase in loan applications during the second quarter of 2009 due to the lower interest rate environment for mortgage loans. In addition, fees generated from the Company’s investment center increased $14,000 for the three months ended June 30, 2009 as compared to the prior year period. Partially offsetting these increases was a decrease in service charges on deposit accounts of $9,000 to $162,000 for the three months ended June 30, 2009 from $171,000 for the comparable prior year period.

Noninterest Expense

	Three Months Ended June 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$1,389	$1,291	$98	7.59%
Net occupancy and equipment expense	336	319	17	5.33
Data processing expense	226	208	18	8.65
Advertising and promotions	73	98	(25)	(25.51)
Professional fees	185	97	88	90.72
Other operating expenses	530	390	140	35.90

Total non-interest expenses	$2,739	$2,403	$336	13.98

Noninterest expense increased by $336,000 to $2.7 million for the three months ended June 30, 2009 from $2.4 million for the comparable prior year period. This increase is primarily due to an increase in FDIC premiums of $79,000 and a special FDIC assessment totaling $148,000 for the three months ended June 30, 2009 as compared to the prior year period. Salaries and employee benefits expenses increased by $98,000, or 7.6%, to $1.4 million for the three months ended June 30, 2009. This increase is primarily due to the result of annual merit increases. Other operating expenses, including occupancy, data processing, and marketing and advertising expenses, increased by a net $10,000, or 1.6%, to $635,000 for the three months ended June 30, 2009 from $625,000 for the prior year period. Of this increase, $18,000 is related to data processing expense, which is partially due to increased volume resulting from deposit account growth, and $17,000 is related to occupancy expenses, which is partially due to higher real estate taxes. These increases were partially offset by lower advertising and promotion expenses, which decreased $25,000 from the prior year period. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Expense. Income tax benefit remained relatively unchanged and totaled $351,000 and $322,000 for the three months ended June 30, 2009 and 2008, respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2009 and 2008

General. The Company’s net loss increased $62,000 to ($308,000) for the six months ended June 30, 2009, from ($246,000) for the six months ended June 30, 2008. This represents a 45.0% decrease in basic and diluted loss per share to ($0.29) per share for the six months ended June 30, 2009 from ($0.20) per share for the six months ended June 30, 2008. The increase in net loss during the first half of 2009 is the result of the combined effect of i) a $270,000 increase in noninterest expenses; ii) a $247,000 increase in non interest income; iii) a $130,000 increase in the Bank’s provision for loan losses; and iv) a $60,000 increase in net interest income.

Net interest income. The following table summarizes interest and dividend income and interest expense for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$6,190	$7,216	$(1,026)	(14.22)%
Securities:
Taxable	477	474	3	0.63
Exempt from federal tax	248	262	(14)	(5.34)
Federal funds sold	—	17	(17)	100.00
Other interest income	28	—	28	—

Total interest and dividend income	6,943	7,969	(1,026)	(12.88)

Interest expense:
Deposits	2,419	3,256	(837)	(25.71)
Federal funds purchased	—	41	(41)	(100.00)
Federal Home Loan Bank advances and other borrowings	282	450	(168)	(37.33)
Subordinated debentures	58	98	(40)	(40.82)

Total interest expense	2,759	3,845	(1,086)	(28.24)

Net interest income	$4,184	$4,124	$60	1.46

The following table summarizes average balances and annualized average yields or costs for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,
	2009			2008
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Taxable securities	$19,636	$477	4.90%	$17,920	$474	5.31%
Tax-exempt securities	11,515	248	4.35	12,230	262	4.29
Loan receivables, net	221,882	6,190	5.63	231,540	7,216	6.25
Interest-bearing deposits	20,135	28	0.28	1,362	17	2.54
FHLB stock	5,398	—	0.00	5,398	—	0.00

Total interest-earning assets	278,566	6,943	5.03	268,450	7,969	5.95

Interest-bearing liabilities:
NOW accounts	63,815	351	1.11	43,943	221	1.01
Regular savings	25,385	19	0.15	26,023	42	0.33
Money market accounts	38,909	318	1.65	40,310	495	2.46
Certificates of deposit	109,061	1,731	3.20	112,418	2,498	4.46
FHLB advances and other	19,000	282	2.99	18,942	450	4.77
Federal funds purchased	—	—	—	2,589	41	3.16
Subordinated debentures	3,609	58	3.21	3,609	98	5.42

Total interest-bearing deposits	$259,779	2,759	2.14	$247,834	3,845	3.11
Net interest income
		$4,184			$4,124

Net interest spread			2.89%			2.84%

Net interest income to average interest-earning assets			3.03%			3.08%

Interest Income. Interest income decreased $1.1 million, or 12.9%, to $6.9 million for the six months ended June 30, 2009, compared to $8.0 million for the same period in 2008. This decrease resulted primarily from a decrease in average loan yield. The largest component was a decrease of $1.0 million in interest income on loans for the six months ended June 30, 2009 compared to the comparable prior year period.

Loan interest income decreased $1.0 million, or 14.2%, to $6.2 million for the six months ended June 30, 2009, compared to $7.2 million for the comparable prior year period. This decrease resulted from a decrease in the average loan yield of 62 basis points to 5.63% for the six months ended June 30, 2009 from 6.25% for the comparable prior year period and a decrease in the average balance of loans of $9.6 million to $221.9 million for the six months ended June 30, 2009 from $231.5 million for the comparable prior year period. There was a 225 basis point decrease in the federal funds interest rate since April 2008, which has negatively impacted interest income due to approximately one half of the Bank’s portfolio being comprised of adjustable rate loans. In addition, interest on tax-exempt securities decreased $13,000 for the six months ended June 30, 2009 compared to the comparable prior year period. This increase is primarily due to an increase in the average yield on tax-exempt securities of 6 basis points to 4.35% for the six months ended June 30, 2009 from 4.29% for the comparable prior year period. Partially offsetting this increase was a decrease in the average balance of tax exempt securities of $715,000 to $11.5 million for the six months ended June 30, 2009 from $12.2 million for the six months ended June 30, 2008.

Interest Expense. Interest expense decreased by $1.0 million, or 28.3%, to $2.8 million for the six months ended June 30, 2009, from $3.8 million for the six months ended June 30, 2008. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities of 97 basis points to 2.14% for the six months ended June 30, 2009 from 3.11% for the comparable prior year period. This decrease was partially offset by an increase in the average balance of interest bearing liabilities of $12.0 million to $259.8 million for the six months ended June 30, 2009 from $247.8 million for the six months ended June 30, 2008. Interest expense resulting from FHLB advances and other borrowings decreased $168,000 during the six months ended June 30, 2009. The average cost on these borrowings decreased 178 basis points to 2.99% for the six months ended June 30, 2009 from 4.77% for the comparable period in 2008.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses increased $60,000, or 1.5%, to $4.2 million for the six months ended June 30, 2009 compared to the comparable period in 2008. The Company’s net interest margin expressed as a percentage of average earning assets decreased to 3.03% for the six months ended June 30, 2009 as compared to 3.08% for the six months ended June 30, 2008. The yield on average earning assets decreased to 5.03% for the six months ended June 30, 2009 from 5.95% for the comparable period ended June 30, 2008, a 92 basis point decrease. This decrease in yield on average earning assets was primarily due to a decrease in loan yield, which resulted from the 225 basis point decrease in the federal funds interest rate since April 2008. The yield on average loans decreased to 5.63% for the six months ended June 30, 2009 from 6.25% for the six months ended June 30, 2008. In addition, there was a 97 basis point decrease in the cost of interest-bearing liabilities to 2.14% for the six months ended June 30, 2009 as compared to 3.11% for the comparable 2008 period.

Provision for Loan Losses. The Bank’s provision for loan losses increased to $960,000 for the six months ended June 30, 2009 from $830,000 for the comparable period in 2008. The increase in the provision was the result of management’s quarterly analysis of the allowance for loan loss. At June 30, 2009, December 31, 2008 and June 30, 2008, non-performing loans totaled $4.6 million, $2.8 million and $3.1 million, respectively. At June 30, 2009, the ratio of the allowance for loan losses to non-performing loans was 86.6% compared to 119.7% at December 31, 2008 and 89.2% at June 30, 2008. The ratio of the allowance to total loans was 1.73%, 1.48% and 1.24%, at June 30, 2009, December 31, 2008 and June 30, 2008, respectively.

Noninterest Income

	Six Months Ended June 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$320	$316	$4	1.27%
Gain on sale of loans	570	315	255	80.95
Gain on sale of securities	50	79	(29)	(36.71)
Loss on sale of foreclosed assets	(54)	—	(54)	—
Other non-interest income	342	271	71	26.20

Total non-interest income	$1,228	$981	$247	25.18

Noninterest income totaled $1.2 million and $981,000 for the six months ended June 30, 2009 and 2008, respectively. Gain on sale of loans increased $255,000 to $570,000 for the six months ended June 30, 2009 from $315,000 for the comparable prior year period. The Bank’s mortgage department has experienced an increase in loan applications during the second quarter of 2009 due to the lower interest rate environment for mortgage loans. In addition, fees generated from the Company’s investment center increased $18,000 for the six months ended June 30, 2008 as compared to the prior year period. Partially offsetting these increases was a decrease in gain on sale of securities of $29,000 to $50,000 for the six months ended June 30, 2009 from $79,000 for the comparable prior year period.

Noninterest Expense

	Six Months Ended June 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$2,677	$2,622	$55	2.10%
Net occupancy and equipment expense	712	674	38	5.64
Data processing expense	441	412	29	7.04
Advertising and promotions	139	168	(29)	(17.26)
Professional fees	300	185	115	62.16
Other operating expenses	897	834	63	7.55

Total non-interest expenses	$5,166	$4,895	$271	5.54

Noninterest expense increased by $271,000 to $5.2 million for the six months ended June 30, 2009 from $5.0 million for the comparable prior year period. This increase is primarily due to an increase in FDIC premiums of $80,000 and a special FDIC assessment totaling $148,000 for the six months ended June 30, 2009 as compared to the prior year period. Salaries and employee benefits expenses increased by $55,000, or 2.1%, to $2.7 million for the six months ended June 30, 2009. This increase is primarily due to the result of annual merit increases. Other operating expenses, including occupancy, data processing, and marketing and advertising expenses, increased slightly by a net $38,000, or 3.0%, during the 2009 period and totaled $1.3 million for both six month periods. Of this increase, $29,000 is related to data processing expense, which is partially due to increased volume resulting from deposit account growth, and $38,000 is related to occupancy expenses, which is partially due to higher real estate taxes. These increases were partially offset by lower advertising and promotion expenses, which decreased $29,000 from the prior year period. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Expense. Income tax benefit remained relatively unchanged and totaled $405,000 and $374,000 for the six months ended June 30, 2009 and 2008, respectively.

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

The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given year. The

Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize the sale of securities available for sale, federal funds lines of credit from correspondent banks, and borrowings from the Federal Home Loan Bank of Chicago and M&I Bank.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is generally restricted under applicable law to net profits in the current year plus those for the previous two years. At June 30, 2009, the Company had liquid assets of $4.1 million.

Contractual Obligations

The following table discloses contractual obligations of the Company as of June 30, 2009:

(Dollars in Thousands)	2009	2010	2011	2012	2013	2014 and after	Total
Federal Home Loan Bank advances	$4,000	$6,500	$—	$2,000	$4,500	$—	$17,000
Line of credit Subordinated debentures	2,000 —	— —	— —	— —	— —	— 3,609	2,000 3,609
Data Processing (1), (2)	270	561	581	601	—	—	2,013

Total	$6,270	$7,061	$581	$2,601	$4,500	$3,609	$24,622

(1)	Estimated contract amount based on transaction volume. Actual expense was $551,000 and $461,000 in 2008 and 2007, respectively.
(2)	Contract expires September 30, 2012.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see Note 15 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 31, 2009. We currently have no plans to engage in hedging activities in the future. For the year ended December 31, 2008 and for the six months ended June 30, 2009, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the six months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on May 13, 2009. The following proposals were voted on by the stockholders.

PROPOSAL
1) The election of the following nominees for a one year term as director:

		FOR	WITHHELD
William F. Behrmann		956,756	27,464
Penny A. Belke		954,561	32,206
H. David Clayton		957,308	29,360
Raymond A. Dieter		944,287	28,633
Donald H. Fischer		949,520	28,064
Robert F. Haeger		956,478	28,842
Scott W. Hamer		955,137	28,830
Mary Beth Moran		956,050	28,830
Joseph S. Morrissey		946,728	26,584
John M. Mulherin		952,954	20,312

	FOR	AGAINST	ABSTAIN
2) The approval of a proposal to amend the Company’s Certificate of Incorporation to authorize for issuance up to one million (1,000,000) shares of preferred stock	788,879	91,002	121,677

	FOR	AGAINST	ABSTAIN
3) The ratification of the appointment of BKD LLP as independent registered public accounting firm for the year ending December 31, 2009	961,017	24,809	15,732

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant

to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL SHARES, INC.
(Registrant)

/s/ Scott W. Hamer
Scott W. Hamer
Dated: August 14, 2009
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Eric J. Wedeen
Eric J. Wedeen
Dated: August 14, 2009
Chief Financial Officer
(Principal Financial Officer)