Form 10-Q
period 2009-09-30
COMMUNITY FINANCIAL SHARES INC
filed 2009-11-13
CIK 1123735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2009
Common Stock, no par value per share	1,245,267 shares

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and due from banks	$8,163	$7,286
Interest-bearing deposits	6,223	8,539

Cash and cash equivalents	14,386	15,825

Interest-bearing time deposits	—	992
Securities available for sale	41,428	25,972
Loans held for sale	2,184	1,410
Loans, less allowance for loan losses of $3,828 and $3,300 at September 30, 2009 and December 31, 2008, respectively	231,959	219,615
Other real estate owned	2,077	112
Federal Home Loan Bank stock	5,398	5,398
Premises and equipment, net	15,972	16,112
Cash value of life insurance	5,642	5,469
Interest receivable and other assets	3,675	3,772

Total assets	$322,721	$294,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$274,309	$253,515
Federal Home Loan Bank advances	17,000	17,000
Other borrowings	1,900	2,000
Subordinated debentures	3,609	3,609
Interest payable and other liabilities	2,046	1,940

Total liabilities	298,864	278,064

Commitments and contingent liabilities

Shareholders’ equity
Common stock—no par value, 5,000,000 shares authorized; 1,245,267 and 1,245,267 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	—	—
Preferred stock—$1.00 par value, 1,000,000 shares authorized; 7,319 shares outstanding at September 30, 2009, no shares outstanding at December 31, 2008	7	—
Paid-in capital	11,860	4,866
Retained earnings	11,864	12,201
Accumulated other comprehensive income (loss)	126	(454)

Total shareholders’ equity	23,857	16,613

Total liabilities and shareholders’ equity	$322,721	$294,677

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2009 and 2008

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income
Loans	$3,148	$3,314	$9,338	$10,530
Securities:
Taxable	339	243	816	717
Exempt from federal income tax	129	129	377	391
Other interest income	10	2	37	19

Total interest income	3,626	3,688	10,568	11,657
Interest expense
Deposits	1,080	1,275	3,499	4,531
Federal funds purchased	—	10	—	51
Federal Home Loan Bank advances and other borrowed funds	156	205	437	656
Subordinated debentures	20	41	78	138

Total interest expense	1,256	1,531	4,014	5,376

Net interest income	2,370	2,157	6,554	6,281
Provision for loan losses	120	795	1,080	1,625

Net interest income after provision for loan losses	2,250	1,362	5,474	4,656
Non-interest income
Service charges on deposit accounts	149	190	469	507
Gain on sale of loans	233	116	803	431
Gain on sale of securities	—	—	50	79
Loss on impairment	—	(485)	—	(485)
Gain (loss) on sale of foreclosed assets	10	—	(44)	—
Other non-interest income	152	152	494	422

Total non-interest income	544	(27)	1,772	954

Non-interest expense
Salaries and employee benefits	1,406	1,292	4,084	3,914
Net occupancy and equipment expense	365	353	1,077	1,027
Data processing expense	237	218	678	630
Advertising and promotions	75	90	214	258
Professional fees	164	97	464	282
FDIC insurance premiums	166	63	536	204
Other operating expenses	353	330	879	1,023

Total non-interest expense	2,766	2,443	7,932	7,338

Income (loss) before income taxes	28	(1,108)	(686)	(1,728)
Benefit for income taxes	(58)	(308)	(464)	(682)

Net income (loss)	86	(800)	(222)	(1,046)

Preferred stock dividend and accretion	(106)	—	(163)	—

Net loss available to common shareholders	$(20)	$(800)	$(385)	$(1,046)

Loss per share
Basic	$(0.02)	$(0.64)	$(0.31)	$(0.84)
Diluted	$(0.02)	$(0.64)	$(0.31)	$(0.84)
Average shares outstanding basic	1,245,267	1,245,267	1,245,267	1,246,280
Average shares outstanding diluted	1,245,267	1,245,267	1,245,328	1,246,280
Dividends per share	$0.00	$0.00	$0.00	$0.12

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2009 and 2008

(In thousands, except share and per share data)

(Unaudited)

	Numbers of Common Shares	Preferred Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total Shareholders’ Equity
Balance at January 1, 2009	1,245,267	—	$4,866	$12,201	$(454)	$16,613
Net loss	—	—	—	(222)	—	(222)
Change in unrealized net gain on securities available for sale, net of reclassifications and tax effects	—	—	—	—	580	580

Total comprehensive income						358
TARP dividends	—	—	—	(95)	—	(95)
Preferred stock issued	—	7	6,963	—	—	6,970
Discount on preferred stock	—	—	20	(20)	—	—
Stock option expense	—	—	11	—	—	11

Balance at September 30, 2009	1,245,267	$7	$11,860	$11,864	$126	$23,857

Balance at January 1, 2008	1,250,880	—	$4,999	$13,630	$(124)	$18,505
Net loss	—	—	—	(1,046)	—	(1,046)
Change in unrealized net loss on securities available for sale, net of reclassifications and tax effects	—	—	—	—	(438)	(438)

Total comprehensive loss						(1,484)
Cash dividends ($0.12 per share)	—	—	—	(149)	—	(149)
Tax benefit of stock options exercised	—	—	1	—	—	1
Stock repurchased	(6,333)	—	(165)	—	—	(165)
Stock option expense	—	—	13	—	—	13
Stock options exercised	720	—	15	—	—	15

Balance at September 30, 2008	1,245,267	—	$4,863	$12,435	$(562)	$16,736

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2009 and 2008

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(222)	$(1,046)
Adjustments to reconcile net loss to net cash from operating activities
Amortization on securities, net	71	12
Depreciation	497	505
Provision for loan losses	1,080	1,625
Gain on sale of securities	(50)	(79)
Loss on sale of foreclosed assets	44	—
Change in other real estate owned	(1,966)	—
Gain on sale of loans	(803)	(431)
Loss on impairment of securities	—	485
Originations of loans for sale	(44,284)	(20,276)
Proceeds from sales of loans	45,087	20,708
Compensation cost of stock options	11	13
Change in cash value of life insurance	(172)	(165)
Change in interest receivable and other assets	(314)	296
Change in interest payable and other liabilities	106	(1,350)

Net cash from (used in) operating activities	(915)	297
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(28,660)	(9,187)
Maturities and calls of securities available for sale	12,067	11,316
Proceeds from sales of securities available for sale	3,054	2,118
Net change in loans	(14,198)	4,327
Property and equipment expenditures, net	(357)	(891)

Net cash from (used in) investing activities	(28,094)	7,683
CASH FLOWS FROM FINANCING ACTIVITIES
Change in:
Non-interest bearing and interest bearing demand deposits and savings	19,213	8,720
Certificates and other time deposits	1,582	(14,804)
Short term borrowings	—	(5,500)
Proceeds of borrowings	6,000	10,500
Repayments of borrowings	(6,100)	(9,000)
Proceeds from issuance of preferred stock	6,970	—
Purchase of stock	—	(165)
Exercise of stock options	—	15
Tax benefit of stock options exercised	—	1
Dividends paid on preferred stock	(95)	—
Dividends paid on common stock	—	(149)

Net cash from (used in) financing activities	27,570	(10,382)

Change in cash and cash equivalents	(1,439)	(2,402)

Cash and cash equivalents at beginning of period	15,825	7,789

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,386	$5,387

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

September 30, 2009 and 2008

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are consistent with those used in the preparation of annual consolidated financial statements. The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management of Community Financial Shares, Inc. (the “Company”), for a fair statement of results for the interim periods presented. Results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other period.

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

NOTE 2 – EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(in thousands)
Net income (loss)	$86	$(800)	$(222)	$(1,046)
Less: Accretion of discount on preferred stock	(10)	—	(20)	—
Dividends on preferred stock	(96)	—	(143)	—

Loss available to common shareholders	$(20)	$(800)	$(385)	$(1,046)

Weighted Average Shares outstanding	1,245,267	1,245,267	1,245,267	1,246,280
Effect of dilutive securities:
Stock options	—	—	—	—

Shares used to compute diluted loss per share	1,245,267	1,245,267	1,245,328	1,246,280

Loss per share:
Basic	$(0.02)	$(0.64)	$(0.31)	$(0.84)
Diluted	(0.02)	(0.64)	(0.31)	(0.84)

There were 32,630 anti-dilutive shares for both the three and nine months ended September 30, 2009 included in the above table. In addition, there were 3,340 and 2,140 anti-dilutive shares for the three and nine months ended September 30, 2008, respectively, included in the above table.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

September 30, 2009 and 2008

NOTE 3 – CAPITAL RATIOS

At the dates indicated, the capital ratios of Community Bank-Wheaton/Glen Ellyn, the Company’s wholly owned subsidiary (the “Bank”), were as follows:

	September 30, 2009		December 31, 2008
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$29,031	11.7%	$24,930	10.5%
Tier I capital (to risk-weighted assets)	25,928	10.5%	21,965	9.3%
Tier I capital (to average assets)	25,928	8.1%	21,965	7.6%

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits (as defined in such regulations) for the current year plus those for the previous two years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. At September 30, 2009, regulatory approval is required for all dividend declarations by both the Bank and the Company. As a result of discussions with the Bank’s regulators, management has agreed to maintain a ratio of total capital to risk-weighted assets of 10.5% at December 31, 2008 and to work towards a ratio of 11.0%, which was exceeded as of September 30, 2009.

At both September 30, 2009 and December 31, 2008, the Bank was categorized by its regulators as well capitalized in accordance with all regulatory capital requirements.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The fair value of securities available for sale at September 30, 2009 is as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U. S. government agencies	$14,931	$68	$(134)
State and political subdivisions	14,733	366	(254)
Mortgage-backed securities	11,364	152	(6)
Preferred stock	32	17	—
SBA guaranteed	368	—	(4)

	$41,428	$603	$(398)

Securities classified as U. S. government agencies include notes issued by government-sponsored enterprises such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank. The SBA-guaranteed securities are pools of loans guaranteed by the Small Business Administration.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$8,861	$(134)	$—	$—	$8,861	$(134)
State and political subdivisions	—	—	4,646	(254)	4,646	(254)
Mortgage-backed securities	401	(3)	558	(3)	959	(6)
SBA guaranteed	—	—	316	(4)	316	(4)

Total temporarily impaired securities	$9,262	$(137)	$5,520	$(261)	$14,782	$(398)

The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized costs basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2009.

The unrealized losses on the Company’s investment in mortgage-backed securities were caused by changes in interest rates. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2009.

Unrealized gains and losses within the investment portfolio are determined to be temporary. The Company has performed an evaluation of its investments for other than temporary impairment and there was no impairment identified during the third quarter of 2009. The entire portfolio is classified as available for sale, however, management has no specific intent to sell any securities, and it is more likely than not that the Company will not have to sell any security before recovery of its amortized cost basis.

Sales activities for securities for the nine months ended September 30, 2009 are shown in the following table. All sales were of securities identified as available for sale.

Sales proceeds	$3,054
Gross gains on sales	50
Loss from other than temporary impairment	—
Tax expense	10

The fair values of securities available for sale at September 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$1,120	$1,124
Due after one year through five years	1,184	1,199
Due after five years through ten years	2,738	2,740
Due after ten years	24,576	24,601

Mortgage-backed securities	11,218	11,364
Preferred stock	15	32
SBA guaranteed	372	368

	$41,223	$41,428

Securities with a carrying value of approximately $15.2 million at September 30, 2009 were pledged to secure public deposits, Federal Home Loan Bank advances and for other purposes as required or permitted by law.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes for the nine months ended September 30, 2009 were as follows:

Net unrealized gains on securities available for sale	$946
Tax expense	366

Other comprehensive income	$580

The components of accumulated other comprehensive income included in shareholders’ equity at September 30, 2009 were as follows:

Net unrealized gains on securities available for sale	$205
Tax expense	79

Other comprehensive income	$126

NOTE 6 – DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

The Company measures fair value according to the Financial Accounting Standards Board Accounting Standards Codification (ASC) Fair Value Measurements and Disclosures (ASC 820-10). ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs used in valuation techniques, but not the valuation techniques themselves. The fair value hierarchy is designed to indicate the relative reliability of the fair value measure. The highest priority given to quoted prices in active markets and the lowest to unobservable data such as the Company’s internal information. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs into the fair value hierarchy (Level 1 being the highest priority and Level 3 being the lowest priority):

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

Available for Sale Securities

If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include certain collateralized mortgage and debt obligations and certain municipal securities. Third party vendors compile prices from various sources and may apply such techniques as matrix pricing to determine the value of identical or similar investment securities (Level 2). Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather on the investment securities’ relationship to other benchmark quoted investment securities. The following tables are as of September 30, 2009 and December 31, 2008, respectively:

		At September 30, 2009
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. government agencies	$14,931		$14,931
State and political subdivisions	14,733		14,733
Mortgage-backed securities	11,364		11,364
Preferred stock	32		32
SBA guaranteed	368		368

Total available for sale securities	$41,428	—	$41,428	—

		At December 31, 2008
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. government agencies	$10,110		$10,110
State and political subdivisions	10,745		10,745
Mortgage-backed securities	4,723		4,723
Preferred stock	6		6
SBA guaranteed	388		388

Total available for sale securities	$25,972	—	$25,972	—

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying September 30, 2009 and December 31, 2008 balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is reported when scheduled payments under contractual terms are deemed uncollectible. Impaired loans are carried at fair value as estimated using current and prior appraisals, discounting factors, the borrower’s financial ability to repay, estimated cash flows from the property and other relevant factors. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses recorded in current earnings. The following tables are as of September 30, 2009 and December 31, 2008, respectively:

		At September 30, 2009
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Impaired loans	$3,770	—	—	$3,770

		At December 31, 2008
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Impaired loans	$2,572	—	—	$2,572

The carrying amount and estimated fair value of financial instruments at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$14,386	$14,386	$15,825	$15,825
Interest bearing time deposits	—	—	992	992
Securities available for sale	41,428	41,428	25,972	25,972
Loans held for sale	2,184	2,184	1,410	1,410
Loans receivable, net	231,959	232,232	219,615	220,502
Federal Home Loan Bank stock	5,398	5,398	5,398	5,398
Interest receivable	1,331	1,331	1,089	1,089

Financial liabilities
Deposits	274,309	280,151	253,515	253,792
Federal Home Loan Bank advances	17,000	17,223	17,000	17,097
Other borrowings	1,900	1,900	2,000	2,000
Subordinated debentures	3,609	3,609	3,609	3,609
Interest payable	382	382	499	499

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

NOTE 7 – TARP CAPITAL PURCHASE PROGRAM

On May 15, 2009, the Company entered into a Letter Agreement and the related Securities Purchase Agreement, with the United States Department of the Treasury (the “Department of Treasury”) in accordance with the terms of the Department of Treasury’s TARP Capital Purchase Program. Pursuant to the Letter Agreement and Securities Purchase Agreement, the Company issued 6,970 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and a warrant for the purchase of 349 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, to the Department of Treasury for an aggregate purchase price of $6,970,000 in cash.

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

As part of the transaction, the Department of Treasury exercised the Warrant and received 349 shares of Series B preferred stock. The Series B preferred stock will pay cumulative dividends at a rate of 9% per annum. The Series B preferred stock may also be redeemed, in whole or in part, at any time from time to time, at the option of the Company, subject to consultation with the Company’s primary federal regulator, provided that any partial redemption must be for at least 25% of the liquidation value of the Series B preferred stock. The Series B preferred stock cannot be redeemed until all of the outstanding shares of Series A preferred stock have been redeemed.

The Purchase Agreement also subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (EESA), as modified by the American Recovery and Reinvestment Act of 2009. The Company will take all necessary action to ensure that its benefit plans with respect to senior executive officers continue to comply with Section 111(b) of the EESA and has agreed to not adopt any benefit plans with respect to, or which cover, its senior executive officers that do not comply with the EESA, and the applicable executives have consented to the foregoing.

NOTE 8 – FUTURE ACCOUNTING PRONOUNCEMENTS

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

NOTE 9 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through November 13, 2009, which is the date the Company’s condensed consolidated financial statements included in this Form 10-Q were issued.

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

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

Total assets at September 30, 2009 were $322.7 million, which represented an increase of $28.0 million, or 9.5%, compared to $294.7 million at December 31, 2008. The change in total assets was primarily due to increases in investment securities and loans receivable. Investment securities increased by $15.5 million, or 59.5%, to $41.4 million at September 30, 2009. The increase in investment securities is primarily due to a $20.8 million increase in deposits and a decrease in loan demand in early 2009 however, the Company experienced an increase in overall loan demand. Loans receivable increased by $12.4 million, or 5.6%, to $232.0 million at September 30, 2009 from $219.6 million at December 31, 2008. This increase is primarily due to continued strong lending and business relationships within our community maintained by our loan staff. Partially offsetting these increases was a decrease in cash and cash equivalents of $1.4 million, or 9.1%, to $14.4 million at September 30, 2009 from $15.8 million at December 31, 2008.

Total liabilities at September 30, 2009 were $298.9 million, which represented an increase of $20.8 million, or 7.5%, compared to $278.1 million at December 31, 2008. Deposits increased $20.8 million, or 8.2%, to $274.3 million at September 30, 2009 as compared to $253.5 million at December 31, 2008. The increase in deposits primarily consists of increases in the Bank’s core deposit accounts. Interest bearing demand deposit accounts increased by $13.2 million, or 23.7%, to $69.0 million at September 30, 2009 from $55.8 million at December 31, 2008 and money market accounts increased $4.1 million, or 10.6%, to $42.9 million at September 30, 2009 from $38.8 at December 31, 2008. The Bank’s commercial loan staff continues to place an emphasis on developing and maintaining deposit relationships with our current commercial loan clients. The percentage of interest bearing deposit accounts to total deposits increased to 24.9% at September 30, 2009 from 22.0% at December 31, 2008 and the percentage of certificates of deposit decreased to 39.7% at September 30, 2009 from 42.8% at December 31, 2008. Borrowed money, consisting of Federal Home Loan Bank (“FHLB”) advances and other borrowings, decreased $100,000, or 0.53%, to $18.9 million at September 30, 2009 from $19.0 million at December 31, 2009.

Shareholders’ equity increased by $7.3 million, or 43.6%, to $23.9 million at September 30, 2009 as compared to $16.6 million at December 31, 2008. The increase in shareholders’ equity was primarily the result of the receipt of a $6.97 million investment from the U.S. Department of the Treasury in May 2009 in exchange for 6,970 shares of the Company’s preferred stock pursuant to the TARP Capital Purchase Program provided for under the Emergency Economic Stabilization Act of 2008 and an increase of $580,000 in the Company’s accumulated other comprehensive income relating to the change in fair value of its available-for-sale investment portfolio. Partially offsetting these increases was the Company’s net loss for the nine months ended September 30, 2009.

Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008

General. The Company’s net income (loss) improved $886,000 to $86,000 for the three months ended September 30, 2009, from ($800,000) for the three months ended September 30, 2008. This represents a 96.9% improvement in basic and diluted loss per share to ($0.02) per share for the three months ended September 30, 2009 from ($0.64) per share for the three months ended September 30, 2008. The increase in net income during the third quarter of 2009 is the result of the combined effect of i) a $571,000 increase in non interest income; ii) a $675,000 decrease in the Bank’s provision for loan losses; iii) a $213,000 increase in net interest income and iv) a $323,000 increase in noninterest expenses.

Net interest income. The following table summarizes interest and dividend income and interest expense for the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$3,148	$3,314	$(166)	(5.00%)
Securities:
Taxable	339	243	96	39.51
Exempt from federal tax	129	129	—	—
Other interest income	10	2	8	400.00

Total interest and dividend income	3,626	3,688	(62)	(1.68)

Interest expense:
Deposits	1,080	1,275	(195)	(15.29)
Federal funds purchased	—	10	(10)	(100.00)
Federal Home Loan Bank advances and other borrowings	156	205	(49)	(23.90)
Subordinated debentures	20	41	(21)	(51.22)

Total interest expense	1,256	1,531	(275)	(17.96)

Net interest income	$2,370	$2,157	$213	9.88

The following table summarizes average balances and annualized average yields or costs for the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009			2008
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Taxable securities	$30,639	$339	4.39%	$18,868	$243	5.10%
Tax-exempt securities	12,092	129	4.21	12,241	129	4.19
Loan receivables, net	234,077	3,148	5.34	224,840	3,314	5.85
Interest-bearing deposits	12,580	10	0.31	153	2	5.23
FHLB stock	5,398	—	0.00	5,398	—	0.00

Total interest-earning assets	294,786	3,626	4.88	261,500	3,688	5.60

Interest-bearing liabilities:
NOW accounts	68,994	175	1.01	48,121	138	1.14
Regular savings	24,514	9	0.15	25,745	16	0.25
Money market accounts	42,880	157	1.45	39,989	235	2.33
Certificates of deposit	110,637	739	2.65	101,862	886	3.45
FHLB advances and other	18,966	156	3.25	19,000	205	4.28
Federal funds purchased	—	—	—	1,947	10	2.08
Subordinated debentures	3,609	20	2.23	3,609	41	4.46

Total interest-bearing deposits	$269,600	1,256	1.85	$240,273	1,531	2.53

Net interest income		$2,370			$2,157

Net interest spread			3.03%			3.07%

Net interest income to average interest-earning assets			3.19%			3.27%

Interest Income. Interest income decreased $62,000, or 1.7%, to $3.6 million for the three months ended September 30, 2009, compared to $3.7 million for the same period in 2008. This decrease resulted primarily from a decrease in average loan yield, which was primarily the result of a $166,000 decrease in interest income on loans for the three months ended September 30, 2009 compared to the comparable prior year period.

Loan interest income decreased $166,000, or 5.0%, to $3.1 million for the three months ended September 30, 2009, compared to $3.3 million for the comparable prior year period. This decrease resulted from a decrease in the average loan yield of 51 basis points to 5.34% for the three months ended September 30, 2009 from 5.85% for the comparable prior year period. Partially offsetting this decrease was an increase in the average balance of loans of $9.3 million to $234.1 million for the three months ended September 30, 2009 from $224.8 million for the comparable prior year period. There was a 225 basis point decrease in the federal funds interest rate since April 2008, which has negatively impacted interest income due to approximately one half of the Bank’s portfolio being comprised of adjustable rate loans. In addition, interest on taxable securities increased $96,000 for the three months ended September 30, 2009 compared to the comparable prior year period. This increase is primarily due to an increase in the average balance of taxable securities of $11.7 million to $30.6 million for the three months ended September 30, 2009 from $18.9 million for the three months ended September 30, 2008. Partially offsetting the increase in the average balance of loans was a decrease in the average yield on taxable securities of 71 basis points to 4.39% for the three months ended September 30, 2009 from 5.10% for the comparable prior year period.

Interest Expense. Interest expense decreased by $275,000, or 18.0%, to $1.3 million for the three months ended September 30, 2009, from $1.5 million for the three months ended September 30, 2008. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities of 68 basis points to 1.85% for the three months ended September 30, 2009 from 2.53% for the comparable prior year period. This decrease was partially offset by an increase in the average balance of interest bearing liabilities of $29.3 million to $269.6 million for the three months ended September 30, 2009 from $240.3 million for the three months ended September 30, 2008. Interest expense resulting from Federal Home Loan Bank advances and other borrowings decreased $49,000 during the three months ended September 30, 2009. The average cost on these borrowings decreased 103 basis points to 3.25% for the three months ended September 30, 2009 from 4.28% for the comparable period in 2008.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses increased $213,000, or 9.9%, to $2.4 million for the three months ended September 30, 2009 compared to the comparable period in 2008. The Company’s net interest margin expressed as a percentage of average earning assets decreased to 3.19% for the three months ended September 30, 2009 as compared to 3.27% for the three months ended September 30, 2008. The yield on average earning assets decreased 72 basis points to 4.88% for the three months ended September 30, 2009 from 5.60% for the comparable period ended September 30, 2008. This decrease in the yield on average earning assets was primarily due to a decrease in loan yield, which resulted from the 225 basis point decrease in the federal funds interest rate since April 2008. The yield on average loans decreased to 5.34% for the three months ended September 30, 2009 from 5.85% for the three months ended September 30, 2008. In addition, there was a 68 basis point decrease in the cost of average interest-bearing liabilities to 1.85% for the three months ended September 30, 2009 as compared to 2.53% for the comparable 2008 period.

Provision for Loan Losses. The Bank’s provision for loan losses decreased to $120,000 for the three months ended September 30, 2009 from $795,000 for the comparable period in 2008. The decrease in the provision was the result of management’s quarterly analysis of the allowance for loan loss. At September 30, 2009, December 31, 2008 and September 30, 2008, non-performing loans totaled $10.0 million, $2.8 million and $5.0 million, respectively. At September 30, 2009, the ratio of the allowance for loan losses to non-performing loans was 38.4% compared to 119.7% at December 31, 2008 and 69.8% at September 30, 2008. The ratio of the allowance to total loans was 1.62%, 1.48% and 1.55%, at September 30, 2009, December 31, 2008 and September 30, 2008, respectively.

The amounts of the provision and allowance for loan losses are influenced by a number of factors, including current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. Should the local economic climate continue to deteriorate, borrowers may experience increased difficulties paying off loans and the level of non-performing loans, charge-offs, and delinquencies could continue to rise, which would require us to further increase the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions. Management believes that, based on information available at September 30, 2009, the Bank’s allowance for loan losses was adequate to cover probable incurred losses inherent in its loan portfolio at that time. However, no assurances can be given that the Bank’s level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance will not be necessary if economic or other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance. In addition, the FDIC as an integral part of its examination processes, periodically reviews the Bank’s allowance for loan losses and may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management. The FDIC examines the Bank periodically and, accordingly, as part of this examination the allowance is reviewed utilizing specific guidelines. Based upon its review, the FDIC may accordingly from time to time require reserves in addition to those previously provided.

Noninterest Income

	Three Months Ended September 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$149	$190	$(41)	(21.58%)
Gain on sale of loans	233	116	117	100.86
Loss on impairment	—	(485)	485	(100.00)
Other non-interest income	162	152	10	6.58

Total non-interest income	$544	$(27)	$571	2,114.82

Noninterest income (loss) totaled $544,000 and ($27,000) for the three months ended September 30, 2009 and 2008, respectively. For the three months ended September 30, 2008 the loss on impairment relates to the $485,000 other than temporary write-down of our investment in Federal Home Loan Mortgage Corporation preferred stock. Gain on sale of loans increased $117,000 to $233,000 for the three months ended September 30, 2009 from $116,000 for the comparable prior year period. The Bank’s mortgage department has experienced an increase in loan applications during the third quarter of 2009 due to the lower interest rate environment for mortgage loans. Partially offsetting these increases was a decrease in service charges on deposit accounts of $41,000 to $149,000 for the three months ended September 30, 2009 from $190,000 for the comparable prior year period. This decrease was primarily due to lower volume of overdraft fees.

Noninterest Expense

	Three Months Ended September 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$1,406	$1,292	$114	8.82%
Net occupancy and equipment expense	365	353	12	3.40
Data processing expense	237	218	19	8.72
Advertising and promotions	75	90	(15)	(16.67)
FDIC insurance premiums	166	97	69	71.13
Professional fees	164	63	101	160.32
Other operating expenses	353	330	23	6.97

Total non-interest expenses	$2,766	$2,443	$323	13.22

Noninterest expense increased by $323,000 to $2.8 million for the three months ended September 30, 2009 from $2.4 million for the comparable prior year period. This increase is partially due to an increase in FDIC premiums of $69,000 for the three months ended September 30, 2009 as compared to the prior year period. Salaries and employee benefits expenses increased by $114,000, or 8.8%, to $1.4 million for the three months ended September 30, 2009. This increase is the result of annual merit increases and higher commissions paid to mortgage department personnel. Professional fees, including legal and audit expenses, increased by $101,000 to $164,000 for the three months ended September 30, 2009. This increase is partially due to higher legal fees associated with foreclosure actions. Other operating expenses, including occupancy, data processing, and marketing and advertising expenses, increased by a net $16,000, or 2.4%, to $677,000 for the three months ended September 30, 2009 from $661,000 for the prior year period. Of this increase, $19,000 is related to data processing expense, which is primarily due to increased volume resulting from deposit account growth, and $12,000 is related to occupancy expense, which is primarily due to higher real estate taxes. These increases were partially offset by lower advertising and promotion expenses, which decreased $15,000 from the prior year period. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Expense. Income tax benefit totaled $58,000 and $308,000 for the three months ended September 30, 2009 and 2008, respectively. The decrease in income tax benefit is the result of an increase in income (loss) before income taxes of $1.1 million to $28,000 for the three months ended September 30, 2009 compared to ($1.1 million) for the comparable prior year period.

Comparison of Operating Results for the Nine Months Ended September 30, 2009 and 2008

General. The Company’s net loss improved $824,000 to ($222,000) for the nine months ended September 30, 2009, from ($1.0 million) for the nine months ended September 30, 2008. This represents a 63.1% improvement in basic and diluted loss per share to ($0.31) per share for the nine months ended September 30, 2009 from ($0.84) per share for the nine months ended September 30, 2008. The improvement in net loss during the nine months of 2009 is the result of the combined effect of i) a $818,000 increase in non interest income; ii) a $545,000 decrease in the Bank’s provision for loan losses; iii) a $273,000 increase in net interest income and iv) a $593,000 increase in noninterest expenses.

Net interest income. The following table summarizes interest and dividend income and interest expense for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$9,338	$10,530	$(1,192)	(11.32%)
Securities:
Taxable	816	717	99	13.81
Exempt from federal tax	377	391	(14)	(3.58)
Other interest income	37	19	18	94.74

Total interest and dividend income	10,568	11,657	(1,089)	(9.34)

Interest expense:
Deposits	3,499	4,531	(1,032)	(22.78)
Federal funds purchased	—	51	(51)	(100.00)
Federal Home Loan Bank advances and other borrowings	437	656	(219)	(33.38)
Subordinated debentures	78	138	(60)	(43.48)

Total interest expense	4,014	5,376	(1,362)	(25.34)

Net interest income	$6,554	$6,281	$273	4.35

The following table summarizes average balances and annualized average yields or costs for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Taxable securities	$23,968	$816	4.55%	$18,152	$717	5.26%
Tax-exempt securities	11,709	377	4.30	12,234	391	4.26
Loan receivables, net	225,992	9,338	5.52	229,290	10,530	6.12
Interest-bearing deposits	15,932	37	0.31	956	19	2.69
FHLB stock	5,398	—	0.00	5,398	—	0.00

Total interest-earning assets	282,999	10,568	4.99	266,030	11,657	5.84
Interest-bearing liabilities:
NOW accounts	65,560	526	1.07	45,346	359	1.05
Regular savings	25,092	28	0.15	25,840	58	0.30
Money market accounts	40,247	475	1.58	40,280	730	2.41
Certificates of deposit	109,592	2,470	3.01	108,873	3,384	4.14
FHLB advances and other	18,989	437	3.08	19,189	656	4.55
Federal funds purchased	—	—	—	2,373	51	2.86
Subordinated debentures	3,609	78	2.88	3,609	138	5.10

Total interest-bearing deposits	$263,089	4,014	2.04	$245,510	5,376	2.92
Net interest income		$6,554			$6,281

Net interest spread			2.95%			2.92%

Net interest income to average interest-earning assets			3.10%			3.15%

Interest Income. Interest income decreased $1.1 million, or 9.3%, to $10.6 million for the nine months ended September 30, 2009, compared to $11.7 million for the same period in 2008. This decrease resulted primarily from a decrease in average loan yield, which was primarily the result of a $1.2 million decrease in interest income on loans for the nine months ended September 30, 2009 compared to the comparable prior year period.

Loan interest income decreased $1.2 million, or 11.3%, to $9.3 million for the nine months ended September 30, 2009, compared to $10.5 million for the comparable prior year period. This decrease resulted from a decrease in the average loan yield of 60 basis points to 5.52% for the nine months ended September 30, 2009 from 6.12% for the comparable prior year period and a decrease in the average balance of loans of $3.3 million to $226.0 million for the nine months ended September 30, 2009 from $229.3 million for the comparable prior year period. There was a 225 basis point decrease in the federal funds interest rate since April 2008, which has negatively impacted interest income due to approximately one half of the Bank’s portfolio being comprised of adjustable rate loans. In addition, interest on tax-exempt securities decreased $14,000 for the nine months ended September 30, 2009 compared to the comparable prior year period. This decrease is primarily due to a decrease in the average balance of tax exempt securities of $525,000 to $11.7 million for the nine months ended September 30, 2009 from $12.2 million for the nine months ended September 30, 2008. Partially offsetting this decrease was an increase in the average yield on tax-exempt securities of 4 basis points to 4.30% for the nine months ended September 30, 2009 from 4.26% for the comparable prior year period.

Interest Expense. Interest expense decreased by $1.4 million, or 25.3%, to $4.0 million for the nine months ended September 30, 2009, from $5.4 million for the nine months ended September 30, 2008. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities of 88 basis points to 2.04% for the nine months ended September 30, 2009 from 2.92% for the comparable prior year period. This decrease was partially offset by an increase in the average balance of interest bearing liabilities of $17.6 million to $263.1 million for the nine months ended September 30, 2009 from $245.5 million for the nine months ended September 30, 2008. Interest expense resulting from Federal Home Loan Bank advances and other borrowings decreased $219,000 during the nine months ended September 30, 2009. The average cost on these borrowings decreased 147 basis points to 3.08% for the nine months ended September 30, 2009 from 4.55% for the comparable period in 2008.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses increased $273,000, or 4.3%, to $6.6 million for the nine months ended September 30, 2009 compared to the comparable period in 2008. The Company’s net interest margin expressed as a percentage of average earning assets decreased to 3.10% for the nine months ended September 30, 2009 as compared to 3.15% for the nine months ended September 30, 2008. The yield on average earning assets decreased 85 basis points to 4.99% for the nine months ended September 30, 2009 from 5.84% for the comparable period ended September 30, 2008. This decrease in the yield on average earning assets was primarily due to a decrease in loan yield, which resulted from the 225 basis point decrease in the federal funds interest rate since April 2008. The yield on average loans decreased to 5.52% for the nine months ended September 30, 2009 from 6.12% for the nine months ended September 30, 2008. In addition, there was an 88 basis point decrease in the cost of interest-bearing liabilities to 2.04% for the nine months ended September 30, 2009 as compared to 2.92% for the comparable 2008 period.

Provision for Loan Losses. The Bank’s provision for loan losses decreased to $1.1 million for the nine months ended September 30, 2009 from $1.6 million for the comparable period in 2008. The decrease in the provision was the result of management’s quarterly analysis of the allowance for loan loss. At September 30, 2009, December 31, 2008 and September 30, 2008, non-performing loans totaled $10.0 million, $2.8 million and $5.0 million, respectively. At September 30, 2009, the ratio of the allowance for loan losses to non-performing loans was 38.4% compared to 119.7% at December 31, 2008 and 69.8% at September 30, 2008. The ratio of the allowance to total loans was 1.62%, 1.48% and 1.55%, at September 30, 2009, December 31, 2008 and September 30, 2008, respectively.

Noninterest Income

	Nine Months Ended September 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$469	$507	$(38)	(7.50%)
Gain on sale of loans	803	431	372	86.31
Gain on sale of securities	50	79	(29)	(36.71)
Loss on impairment	—	(485)	485	100.00
Loss on sale of foreclosed assets	(44)	—	(44)	100.00
Other non-interest income	494	422	72	17.06

Total non-interest income	$1,772	$954	$818	85.74

Noninterest income totaled $1.8 million and $954,000 for the nine months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2008 the loss on impairment relates to the $485,000 other than temporary write-down of our investment in FHLMC preferred stock. Gain on sale of loans increased $372,000 to $803,000 for the nine months ended September 30, 2009 from $431,000 for the comparable prior year period. The Bank’s mortgage department has experienced an increase in loan applications during the first nine months of 2009 due to the lower interest rate environment for mortgage loans. In addition, fees generated from the Company’s investment center increased $15,000 to $34,000 for the nine months ended September 30, 2008 as compared to $19,000 for the prior year period. Partially offsetting these increases was a decrease in gain on sale of securities of $29,000 to $50,000 for the nine months ended September 30, 2009 from $79,000 for the comparable prior year period.

Noninterest Expense

	Nine Months Ended September 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$4,084	$3,914	$170	4.34%
Net occupancy and equipment expense	1,077	1,027	50	4.87
Data processing expense	678	630	48	7.62
Advertising and promotions	214	258	(44)	(17.05)
FDIC insurance premiums	536	204	332	162.74
Professional fees	464	282	182	64.54
Other operating expenses	879	1,023	(144)	(14.08)

Total non-interest expenses	$7,932	$7,338	$594	8.10

Noninterest expense increased by $594,000 to $7.9 million for the nine months ended September 30, 2009 from $7.3 million for the comparable prior year period. This increase is primarily due to an increase in FDIC premiums of $184,000 and a special FDIC assessment totaling $148,000 for the nine months ended September 30, 2009. Salaries and employee benefits expenses increased by $170,000, or 4.3%, to $4.1 million for the nine months ended September 30, 2009. This increase is primarily the result of annual merit increases. Professional fees, including legal and audit expenses, increased by $182,000 to $464,000 for the nine months ended September 30, 2009. This increase is partially due to legal fees associated with the Company’s participation in the TARP Capital Purchase Program. Other operating expenses, including occupancy, data processing, and marketing and advertising expenses, increased slightly by a net $54,000, or 2.8%, during the 2009 period and totaled $2.0 million for the nine months ended September 30, 2009 compared to $1.9 million for the comparable prior year period. Of this increase, $48,000 is related to data processing expense, which is primarily due to increased volume resulting from deposit account growth, and $50,000 is related to occupancy expenses, which is primarily due to higher real estate taxes. These increases were partially offset by lower advertising and promotion expenses, which decreased $44,000 from the prior year period. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Expense. Income tax benefit totaled $464,000 and $682,000 for the nine months ended September 30, 2009 and 2008, respectively. The decrease in income tax benefit is the result of an increase in income (loss) before income taxes of $1.0 million to ($686,000) for the nine months ended September 30, 2009 compared to ($1.7 million) for the comparable prior year period.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is generally restricted under applicable law to net profits in the current year plus those for the previous two years. At September 30, 2009, the Company had liquid assets of $3.0 million.

Contractual Obligations

The following table discloses contractual obligations of the Company as of September 30, 2009:

(Dollars in Thousands)	2009	2010	2011	2012	2013	2014 and after	Total
Federal Home Loan Bank advances	$4,000	$6,500	$—	$2,000	$4,500	$—	$17,000
Line of credit Subordinated debentures	— —	— —	— —	— —	1,900 —	— 3,609	1,900 3,609
Data Processing (1), (2)	135	561	581	601	—	—	1,878

Total	$4,135	$7,061	$581	$2,601	$6,400	$3,609	$24,387

(1)	Estimated contract amount based on transaction volume. Actual expense was $551,000 and $461,000 in 2008 and 2007, respectively.
(2)	Contract expires September 30, 2012.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see Note 15 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 31, 2009. We currently have no plans to engage in hedging activities in the future. For the year ended December 31, 2008 and for the nine months ended September 30, 2009, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the nine months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Dated: November 13, 2009
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Eric J. Wedeen
Eric J. Wedeen
Dated: November 13, 2009
Chief Financial Officer
(Principal Financial Officer)