Form 10-K
period 2009-12-31
COMMUNITY FINANCIAL SHARES INC
filed 2010-03-31
CIK 1123735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $15,815,000 based upon the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 21, 2010
Common Stock, no par value per share	1,245,267 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 26, 2010 are incorporated by reference into Part III of this Form 10-K.

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

Market Area

The Company is located in the village of Glen Ellyn in DuPage County in Illinois. Glen Ellyn is a suburb of Chicago and is located approximately 20 miles directly west of the city. The combined population of Wheaton and Glen Ellyn is approximately 82,000 while the county of DuPage currently has approximately 930,000 residents. The median household income within the Bank’s market area is above $65,000 which is higher than the area average. The economic base of both communities is comprised primarily of professionals and service related industry. There are no dominant employers in the area. However, the DuPage County offices as well as the College of DuPage, both of whom are nearby, are likely the largest. The local economy remains stable however, real estate values have been negatively impacted which is reflected in the local real estate market.

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

Lending Activities

General. The Bank’s loan portfolio is comprised primarily of real-estate mortgage loans, which include loans secured by residential, multi-family and nonresidential properties. The Bank originates loans on real estate generally located in the Bank’s primary lending area in central DuPage County, Illinois. In addition to portfolio mortgages, the Bank routinely originates and sells residential mortgage loans and servicing rights for other investors in the secondary market. The Bank services all of its portfolio loans and the Bank has not purchased mortgage servicing rights.

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

The Company’s loan portfolio by major category as of December 31 for each of the past five years is shown below.

	2009	2008	2007	2006	2005
	(In thousands)
Real estate
Commercial	$99,416	$84,103	$87,746	$85,598	$83,744
Construction	21,341	31,243	39,016	27,903	23,020
Residential	25,424	18,790	21,279	21,526	23,007
Home Equity	63,758	59,727	51,498	38,132	35,413

Total real estate	209,939	193,863	199,539	173,159	165,184
Commercial	25,907	27,175	28,228	26,318	26,334
Consumer	1,662	1,762	1,895	1,876	2,576

Total loans	237,508	222,800	229,662	201,353	194,094
Deferred loan costs, net	276	115	44	16	(50)
Allowance for loan losses	(4,812)	(3,300)	(1,970)	(1,549)	(1,381)

Loans, net	$232,972	$219,615	$227,736	$199,820	$192,663

Loan Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of total loans outstanding as of December 31, 2009 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

	Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$19,375	$6,532	$—	$25,907
Real Estate	46,797	97,986	65,157	209,939
Consumer	633	1,029	—	1,662

Totals	$66,805	$105,547	$65,157	$237,508

Below is a schedule of loan amounts maturing or re-pricing, classified according to sensitivity to changes in interest rates, as of December 31, 2009.

	Interest Sensitivity
	Fixed Rate	Variable Rate	Total
	(Dollars in thousands)
Due within three months	$5,748	$14,773	$20,521
Due after three months but within one year	13,540	31,083	44,623
Due after one but within five years	103,260	2,471	105,731
Due after five years	4,771	61,862	66,633

Total	$127,319	$110,189	$237,508

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

In addition to loans originated for the secondary market, the Bank has portfolio loans secured by one-to-four family residential real estate that totaled approximately $25.4 million, or 10.7% of the Bank’s total loan portfolio, as of December 31, 2009.

Commercial Real Estate Lending. Loans secured by commercial real estate totaled approximately $99.4 million, or 41.9% of the Bank’s total loan portfolio, at December 31, 2009. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the property. Such appraised value is generally determined by independent appraisers previously approved by the Board of Directors of the Bank.

The Bank’s commercial real estate loans are permanent portfolio loans secured by improved property such as office buildings, retail stores, warehouses, churches, and other non-residential buildings. Of the commercial real estate loans outstanding at December 31, 2009, most are secured by properties located within 10 miles of the Bank’s offices in Wheaton and Glen Ellyn and were made to local customers of the Bank. In addition, borrowers generally must personally guarantee loans secured by commercial real estate. Commercial real estate loans generally have a 10 to 25 year amortization period and are made at rates based upon competitive local market rates, specific loan risk, and structure usage and type. Such loans generally have a five-year maturity.

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

At December 31, 2009, the Bank had $21.3 million in construction loans outstanding, which represented 9.0% of the Bank’s loan portfolio at such date. The Bank presently charges both fixed and variable interest rates on construction and end loans. Loans, with proper credit, may be made for up to 80% of the anticipated value of the property upon completion. Funds are usually disbursed based upon percentage of completion generally verified by an on-site inspection by Bank personnel and generally through a local title company construction escrow account.

Consumer Lending. As a community-oriented lender, the Bank offers consumer loans for any worthwhile purpose. Although the Bank offers signature unsecured loans, consumer loans are generally secured by automobiles, boats, mobile homes, stocks, bonds, and other personal property. Consumer loans totaled $1.7 million, or 0.7% of the Bank’s total loan portfolio, at December 31, 2009. Consumer loans generally have higher yields than residential mortgage loans since they involve a higher credit risk and smaller volumes with which to cover basic costs.

Home Equity Lending. Home equity loans are generally made not to exceed 80% of the first and second combined mortgage loan to value. These loans generally made for five-year terms and are generally revolving credit lines with minimum payment structures of interest only. The interest rate on these lines of credit adjusts at a rate based on the prime rate of interest. Additionally, the Bank offers five-year amortizing fixed rate home equity balloon loans for those who desire to limit interest rate risk. At December 31, 2009, the outstanding home equity loan balance was $63.8 million, or 26.8% of the Bank’s total loan portfolio.

Commercial Lending. The Bank actively engages in general commercial lending within its market area. These loans are primarily revolving working capital lines, inventory loans, and equipment loans. The commercial loans are generally based on serving the needs of small businesses in the Bank’s market area while limiting the Bank’s business risks to reasonable lending standards. Commercial loans are made with both fixed and adjustable rates and are generally secured by equipment, accounts receivable, inventory, and other assets of the business. Personal guarantees generally support these credit facilities. The Bank also provides commercial and standby letters of credit to assist small businesses in their financing of special purchasing or bonding needs. Standby letters of credit outstanding at December 31, 2009 totaled $1.5 million. Commercial loans totaled approximately $25.9 million or 10.9% of the Bank’s total loan portfolio at December 31, 2009.

Loan Concentration

At December 31, 2009, the Company did not have any concentration of loans exceeding 10% of total loans which are otherwise not disclosed. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

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

The allowance for loan losses was $4.8 million, representing 2.03% of total loans, as of December 31, 2009, compared to an allowance of $3.3 million or 1.48% of total loans at year-end 2008 and $2.0 million or 0.86% of total loans at year-end 2007. The increase in the provision was the result of the Bank’s loan growth during the year as well as management’s quarterly analysis of the allowance for loan losses. Management believes that, based on information available at December 31, 2009, the Bank’s allowance for loan losses was adequate to cover probable incurred losses inherent in its loan portfolio at that time. However, no assurances can be given that the Bank’s level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic or other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance. In addition, the FDIC and Illinois Department of Financial and Professional Regulation, as an integral part of their examination processes, periodically review the Bank’s allowance for loan losses and may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management.

The following table details the component changes in the Company’s allowance for loan losses for each of the past five years:

	Amount as of December 31, (Dollars in thousands)
	2009	2008	2007	2006	2005
Net Total Loans at Year-end	$232,972	$219,615	$227,736	$199,820	$192,663
Average daily balances for loans for the year	228,676	225,245	205,326	197,410	178,373

Allowance for loan losses at beginning of period	$3,300	$1,970	$1,549	$1,381	$1,367
Loan charge-offs during the period
Commercial	(5)	(771)	(14)	(20)	(200)
Commercial construction	(407)	0	0	0	0
Residential construction	(366)	0	0	0	0
Real Estate	0	(125)	0	0	(53)
Consumer	(59)	(9)	0	0	(18)

Total Charge-offs	(837)	(905)	(14)	(20)	(271)
Loan recoveries during the period
Commercial	4	20	15	23	7
Consumer	1	0	0	0	13

Total recoveries	5	20	15	23	20

Net recoveries (charge-offs)	(832)	(885)	1	3	(251)
Provision charged to expense	2,344	2,215	420	165	265

Allowance for loan losses at end of period	$4,812	$3,300	$1,970	$1,549	$1,381

Ratio of net recoveries/(charge-offs) during the period to average loans outstanding	(0.36)%	(0.39)%	0.00%	0.00%	0.14%
Allowance for loan losses to loans outstanding at year-end	2.03%	1.48%	0.86%	0.77%	0.71%

Allocation of the Allowance for Loan Losses

Presented below is an analysis of the composition of the allowance for loan losses and percent of loans in each category to total loans as of the dates indicated:

	2009		2008		2007
	(Dollars in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent
Balance at December 31:
Commercial and industrial (1)	$1,268	26.4%	$349	10.6%	$872	12.3%
Real estate mortgage (2)	2,177	45.2	2,920	88.5	844	86.9
Construction and land	950	19.7	—	—	—	—
HELOC	389	8.1	—	—	—	—
Individuals’ loans for household and other personal expenditures, including other loans	24	0.5	31	0.9	36	0.8
Unallocated	4	0.1	—		218

Totals	$4,812	100.0%	$3,300	100.0%	$1,970	100.0%

(1)	Category also includes lease financing, loans to financial institutions, tax-exempt loans, agricultural production financing and other loans to farmers and construction real estate loans.
(2)	Category includes commercial, farmland and residential real estate loans.

One measurement used by management in assessing the risk inherent in the loan portfolio is the level of nonperforming loans. Nonperforming loans are comprised of non-accrual loans and other loans 90 days or more past due. Nonperforming loans and other assets were as follows at the dates indicated.

	At December 31, (Dollars in thousands)
	2009	2008	2007	2006	2005
Non-accrual loans	$14,555	$2,725	$62	$25	$115
Other loans 90 days past due	480	32	635	645	752

Total nonperforming loans	15,035	2,757	697	670	867
Other real estate	2,396	198	—	—	—

Total nonperforming assets	$17,431	$2,955	$697	$670	$867

Nonperforming loans to total loans	6.33%	1.24%	0.30%	0.34%	0.45%
Allowance for loan losses
To nonperforming loans	32.00%	119.70%	282.64%	231.19%	159.28%
Total nonperforming assets
To total stockholders’ equity	69.92%	17.79%	3.77%	3.25%	4.70%
Total nonperforming assets
To total assets	5.11%	1.01%	0.23%	0.25%	0.32%

Nonperforming assets consisted of $14.6 million of nonaccrual loans, $480,000 of loans 90 days past due and still accruing interest and other real estate owned of $2.4 million. In addition, nonaccrual loans included $7.5 million of participating interests with other area community banks all of which are secured by commercial real estate. The largest component of nonperforming assets was commercial real estate. This sector represented $9.2 million, or 53.0%, of total nonperforming assets. At December 31, 2009, one to four family residences totaled $4.6 million, or 26.1%, of nonperforming assets, loans secured by land totaled $2.4 million, or 13.7%, of total nonperforming assets and commercial loans totaled $1.2 million, or 7.1%, of nonperforming assets. The ratio of the allowance for loan losses to nonperforming loans was 32.0% as of

December 31, 2009 as compared to 119.7% for December 31, 2008. While this ratio has decreased as compared to December 31, 2008, management believes the allowance coverage is sufficient due to the estimated loss potential.

Other real estate owned (“OREO”) increased $2.3 million to $2.4 million at December 31, 2009 from $112,000 at December 31, 2008. OREO consists of five properties that were acquired through foreclosure or deed in lieu of foreclosure. Included in the total are two single-family residences, two condominium projects and a commercial real estate property.

The provision for loan losses in 2009 totaled $2.3 million, which represents a $129,000 increase from the amount provided for in 2008. This increase is the result of management’s quarterly analysis of the allowance for loan losses. Levels of nonperforming loans are considered manageable at year end 2009. Total nonperforming loans as a percentage of total loans totaled 6.33% at December 31, 2009 compared to 1.24% for the prior year. Based on its analysis of the loan portfolio risks discussed above, including historical loss experience and levels of nonperforming loans, management believes that the allowance for loan losses is adequate at December 31, 2009 to cover any potential losses.

Net (charge-offs) recoveries for the years ended December 31, 2009 and 2008 totaled ($832,000) and ($885,000), respectively. The current year’s charge-offs are in part due to deteriorating economic conditions and the effect that has upon smaller businesses within the marketplace. In 2005 management formed a credit quality committee that was charged with monitoring problem credits and directing their resolution. The committee has been successful in identifying existing problem credits and meets on a monthly basis to monitor troubled credits. The management of the Company is confident that any past problems which resulted from weaknesses in processes have been identified and addressed.

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

	2009	2008	2007
U.S. Government Agencies	$17,691	$10,110	$12,773
Mortgage-backed Securities	11,131	4,724	6,748
States and Political Subdivisions	15,339	10,745	12,780
Agency Preferred Stock SBA Guaranteed Pool	20 363	6 387	380 482

Total Investment Securities	$44,544	$25,972	$33,163

The following table shows the weighted average yield for each security group by term to final maturity as of December 31, 2009.

Security Type	Less than 1 year	Yield	1 to 5 years	Yield	5 to 10 years	Yield	Over 10 years	Yield
U.S. Government Agencies	$0	0.00%	$1,000	3.10%	$3,911	4.66%	$12,780	5.25%

Mortgage-Backed Securities	427	2.91%	147	4.32%	171	3.52%	10,386	3.92%

States and Political Subdivisions(1)	132	5.18%	1,197	6.14%	2,308	6.67%	11,702	5.96%

Agency Preferred Stock	0	0.00%	0	0.00%	0	0.00%	20	0.00%

SBA Guaranteed Pool	0	0.00%	0	0.00%	113	2.42%	250	2.57%

Total Investment Securities	$559	3.45%	$2,344	4.73%	$6,503	5.30%	$35,138	5.07%

[1]	Fully taxable equivalent

At December 31, 2009, the Company did not own any security of any one issuer where the aggregate carrying value of such securities exceeded 10 percent of the Company’s stockholder’s equity, except for certain debt securities of the U.S. Government agencies and corporations.

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

At December 31, 2009, the Bank’s deposits totaled $298.3 million, or 94.2% of interest-bearing liabilities. This represents a significant increase from December 31, 2008 when the Bank’s deposits of $253.5 million represented 91.8% of interest-bearing liabilities. For the year ended December 31, 2009, the average balance of core deposits (savings, NOW, money market and non-interest bearing accounts) totaled $162.1 million, or 59.2% of total average deposits compared to $140.8 million or 56.6% of total average deposits for the prior year. Although the Bank has a significant portion of its deposits in core deposits, management monitors activity on the Bank’s core deposits and, based on historical experience and the Bank’s current pricing strategy, believes it will continue to retain a large portion of such accounts.

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

	At December 31, 2009		At December 31, 2008
	(Dollars in thousands)
	Balance	Weighted Average Rate	Balance	Weighted Average Rate

Non interest-bearing accounts	$29,962	—%	$27,271	—%
NOW accounts	77,525	1.04%	55,801	1.09%
Regular savings accounts	26,140	0.16%	23,043	0.28%
Money market accounts	42,894	1.47%	38,776	2.38%
Certificates of deposit	121,790	2.84%	108,624	3.98%

Total deposits	$298,311	1.84%	$253,515	2.34%

The following table shows the maturity schedule for the Company’s time deposits of $100,000 or more as of December 31, 2009 and December 31, 2008.

	2009	2008
	(In thousands)
Three months or less	$18,189	$6,997
Three months through six months	13,763	20,139
Six months through twelve months	15,757	10,167
Over twelve months	4,466	6,298

	$52,175	$43,601

Personnel

As of December 31, 2009, the Company and its subsidiaries had a total of 74 full-time employees and 21 part-time employees. This compares to 70 full-time and 19 part-time employees as of December 31, 2008. None of these employees are subject to a collective bargaining agreement. We believe our relationship with our employees is good.

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

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. For calendar 2008, assessments ranged from five to forty-three basis points of each institution’s deposit assessment base. Due to losses incurred by the Deposit Insurance Fund in 2008 as a result of failed institutions, and anticipated future losses, the FDIC adopted an across the board seven basis point increase in the assessment range for the first quarter of 2009. The FDIC made further refinements to its risk-based assessment that were effective April 1, 2009 and that effectively made the range seven to 77.5 basis points. The FDIC may adjust rates uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking. No institution may pay a dividend if in default of the FDIC assessment.

The FDIC has imposed on each insured institution a special emergency assessment of five basis points of total assets minus tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base on the same date) in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. The FDIC provided for similar special assessments during the fiscal two quarters of 2009, if deemed necessary. However, in lieu of further special assessments, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2014. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009, subsequently extended until June 30, 2010. Certain senior unsecured debt issued by institutions and their holding companies between specified time frames could also be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012. The Bank opted to participate in the unlimited noninterest bearing transaction account coverage and the Bank and the Company opted not to participate in the unsecured debt guarantee program.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the financing corporation to recapitalize a predecessor deposit insurance funds. That payment is established quarterly and for the four quarters ended December 31, 2009 averaged 1.06 basis points of assessable deposits.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the Office of Thrift Supervision. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Capital Requirements

The Federal Reserve Board and the FDIC have established guidelines for risk-based capital of bank holding companies and banks. These guidelines establish a risk adjusted ratio relating total capital to risk-weighted assets and off-balance-sheet exposures. These capital guidelines primarily define the components of capital, categorize assets into different risk classes, and include certain off-balance-sheet items in the calculation of capital requirements. Generally, Tier 1 capital consists of shareholders’ equity less intangible assets and unrealized gain or loss on securities available for sale, and Tier 2 capital consists of Tier 1 capital plus qualifying loan loss reserves. The agencies also apply leverage requirements which establish a required ratio of Tier 1 capital to total adjusted assets. As a result of discussions with the Bank’s regulators, management has agreed to maintain a ratio of total capital to risk-weighted assets of 11.5% at December 31, 2009. As of December 31, 2009 this ratio totaled 11.5%.

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

Regulatory Restructuring Legislation

The Obama Administration has proposed, and the House of Representatives and Senate are currently considering, legislation that would restructure the regulation of depository institutions. Proposals range from the merger of the Office of Thrift Supervision with the Office of the Comptroller of the Currency, which regulates national banks, to the creation of an independent federal agency that would assume the regulatory responsibilities of the Office of Thrift Supervision, FDIC, Office of the Comptroller of the Currency and Federal Reserve Board. Also proposed is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions would be reduced under certain proposals as well. Enactment of any of these proposals would revise the regulatory structure imposed on the Bank, which could result in more stringent regulation. At this time, management has no way of predicting the contents of any final legislation, or whether any legislation will be enacted at all.

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

The current economic recession could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Our business activities and earnings are affected by general business conditions in the United States and in our primary market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets and the strength of the economy in the United States generally and in our primary market area in particular. In the current recession, the national economy has experienced general economic downturns, with rising unemployment levels, declines in real estate values and an erosion in consumer confidence. The current economic recession has also had a negative impact on our primary market area, which has experienced a softening of the local real estate market and reductions in local property values. A prolonged or more severe economic downturn, continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms. The economic downturn could also result in reduced demand for credit or fee-based products and services, which also would decrease our revenues.

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

Short-term market interest rates (which we use as a guide to price our deposits) have until recently risen from historically low levels, while longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin. For the years ended December 31, 2009 and 2008 our net interest margin was 3.13%. If short-term interest rates rise, and if rates on our deposits re-price upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. During 2008, however, the U.S. Federal Reserve decreased its target for the federal funds rate to a range of zero to 0.25%. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income. For further discussion of how changes in interest rates could impact us, see “Interest Rate Risk” under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Our emphasis on commercial and construction lending may expose us to increased lending risks.

At December 31, 2009, our loan portfolio included $99.4 million, or 41.9% of commercial real estate loans, $21.3 million, or 9.0% of construction loans and $25.9 million, or 10.9% of commercial loans. We intend to continue to increase our emphasis on the origination of commercial type lending. However, this type of loan generally exposes a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Our regulators may require us to increase capital levels in the future and our continued pace of growth may require us to raise additional capital to support our operations, but additional capital may not be available when needed.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. In addition to such requirements, we have agreed with our regulators to maintain a ratio of total capital to risk-weighted assets of 11.5% at December 31, 2009. In the event that our regulators increase our minimum capital levels, or in the event that we need to increase funds to support our continued growth, we may need to raise additional capital in the future. If we raise capital through the issuance of additional shares of our common stock or other securities, it would dilute the ownership interests of current investors and may dilute the per share book value of our common stock. New investors may also have rights, preferences, and privileges senior to our current shareholders, which may adversely impact our current shareholders.

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

Special FDIC assessments and increased base assessment rates by the FDIC will decrease our earnings.

Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. The base assessment rate was increased by seven basis points (7 cents for every $100 of deposits) for the first quarter of 2009. Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components. These increases in the base assessment rate will increase our deposit insurance costs and negatively impact our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to 5 basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base. The assessment was collected on September 30, 2009. Based on our assets and Tier 1 capital as of June 30, 2009, our special assessment was approximately $148,000. The special assessment decreased our earnings. In addition, the FDIC may impose additional emergency special assessments after June 30, 2009, of up to 5 basis points per quarter on each institution’s assets minus Tier 1 capital if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the Deposit Insurance Fund reserve ratio due to institution failures. Any additional emergency special assessment imposed by the FDIC will further decrease our earnings.

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

The limitations on executive compensation imposed through our participation in the TARP Capital Purchase Program may restrict our ability to attract, retain and motivate key employees, which could adversely affect our operations.

As part of our participation in the TARP Capital Purchase Program, we agreed to be bound by certain executive compensation restrictions, including limitations on severance payments and the clawback of any bonus and incentive compensation that were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria. To the extent that any of these compensation restrictions do not permit us to provide a comprehensive compensation package to our key employees that is competitive in our market area, we have difficulty in attracting, retaining and motivating our key employees, which could have an adverse effect on our results of operations.

Future dividend payments and common stock repurchases are restricted by the terms of the U.S. Treasury’s equity investment in us.

Under the terms of the TARP Capital Purchase Program, until the earlier of the third anniversary of the date of issuance of the Company’s Series A preferred stock (the “Series A Preferred Stock”) and the date on which the Series A Preferred Stock has been redeemed in whole or the U.S. Treasury has transferred all of the Series A Preferred Stock to third parties, we are prohibited from increasing dividends on our common stock from the last quarterly cash dividend per share declared on the common stock prior to May 15, 2009, as adjusted for subsequent stock dividends and other similar actions, and from making certain repurchases of equity securities, including our common stock, without the consent of the U.S. Treasury. Furthermore, as long as the Series A Preferred Stock is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including our common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.

The terms governing the issuance of the preferred stock to the U.S. Treasury may be changed, the effect of which may have an adverse effect on our operations.

The terms of the Securities Purchase Agreement in which we entered into with U.S. Treasury pursuant to the TARP Capital Purchase Program provides that the U.S. Treasury may unilaterally amend any provision of the Purchase Agreement to the extent required to comply with any changes in applicable federal law that may occur in the future. We have no assurances that changes in the terms of the transaction will not occur in the future. Such changes may place restrictions on our business or results of operation, which may adversely affect the market price of our common stock.

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

The banking business in the Chicago metropolitan area, in general, is extremely competitive. Several of our competitors are larger and have greater resources than we do and have been in existence a longer period of time. We must overcome historical bank-customer relationships to attract customers away from our competition. We compete with the following types of institutions:

•	other commercial banks

•	savings banks

•	thrifts

•	credit unions

•	consumer finance companies

•	securities brokerage firms

•	mortgage brokers

•	insurance companies

•	mutual funds

•	trust companies

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

Current and future legislation and the policies established by federal and state regulatory authorities will affect our operations. We are subject to supervision and periodic examination by the Federal Deposit Insurance Corporation as well as the Illinois Department of Financial and Professional Regulation (the “IDFPR”). Our principal subsidiary, Community Bank-Wheaton/ Glen Ellyn, as a state chartered commercial bank, is also subject to regulation and examination by the FDIC and the IDFPR. Banking regulations are designed primarily for the protection of depositors rather than stockholders, and they may limit our growth and the return to you as an investor by restricting its activities, such as:

•	the payment of dividends to stockholders;

•	possible transactions with or acquisitions by other institutions;

•	desired investments;

•	loans and interest rates;

•	interest rates paid on deposits;

•	the possible expansion of branch offices; and

•	the ability to provide securities or trust services.

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

There have been numerous actions undertaken in connection with or following the recent legislation by the Federal Reserve, Congress, U.S. Treasury, the SEC and the federal bank regulatory agencies in efforts to address the current liquidity and credit crisis in the financial industry that followed the sub-prime mortgage market meltdown which began in late 2007. These measures include homeowner relief that encourages loan restructuring and modification; the temporary increase in FDIC deposit insurance from $100,000 to $250,000, the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The current administration has also proposed comprehensive legislation intended to modernize regulation of the United States financial system. The proposed legislation contains several provisions that would have a direct impact on the Company and the Bank. Among other things, the proposed legislation would create a new federal agency, the Consumer Financial Protection Agency, that would be dedicated to administering and enforcing fair lending and consumer compliance laws with respect to financial products and services, which could result in new regulatory requirements and increased regulatory costs for us. If enacted, the legislation may have a substantial impact on our operations. However, because any final legislation may differ significantly from the current administration’s proposal, the specific effects of the legislation cannot be evaluated at this time.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth information related to the offices from which the Company conducts its business at December 31, 2009. These properties are suitable and adequate for the Company’s business needs.

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

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 1, 2010, the Company’s stock was held by approximately 513 shareholders of record. The Company’s stock is quoted on the Over-the-Counter Electronic Bulletin Board (“OTCBB”) under the symbol “CFIS”. The following table sets forth quarterly high and low sales information reported on the OTCBB for the Company’s common stock for the years ended December 31, 2009 and 2008. These quotes reflect inter-dealer prices without mark-ups, mark-downs or commissions and may not necessarily reflect actual transactions.

On February 27, 2008, the Company purchased 6,333 shares at $26.00 for a total cost of $165,000 under a previously announced repurchase program.

Common Stock Price and Dividend History

	High	Low	Dividend (per share)
2009
First Quarter	$17.50	$11.50	$0.00
Second Quarter	20.00	11.50	0.00
Third Quarter	15.25	12.00	0.00
Fourth Quarter	14.50	7.55	0.00

2008
First Quarter	$26.00	$25.00	$0.06
Second Quarter	25.00	15.00	0.06
Third Quarter	20.00	16.50	0.00
Fourth Quarter	17.50	17.50	0.00

It has been a policy of the Company to pay only small to moderate dividends so as to retain earnings to support growth. However, on October 15, 2008 the board of directors voted to suspend the payment of the quarterly cash dividend on the Company’s common stock in an effort to conserve capital. As a result there were no dividends paid on the common stock of the Company in 2009. Dividends declared in 2008 totaled approximately $150,000.

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

TARP Capital Purchase Program

On May 15, 2009, the Company entered into a Letter Agreement and related Securities Purchase Agreement with the United States Department of the Treasury (the “Department of Treasury”) in accordance with the terms of the Department of Treasury’s TARP Capital Purchase Program. Pursuant to the Letter Agreement and Securities Purchase Agreement, the Company issued 6,970 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and a warrant for the purchase of 349 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “warrant”) to the Department of Treasury for an aggregate purchase price of $6,970,000 in cash.

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

The Purchase Agreement also subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the “EESA”), as modified by the American Recovery and Reinvestment Act of 2009. The Company will take all necessary action to ensure that its benefit plans with respect to senior executive officers continue to comply with Section 111(b) of the EESA and has agreed to not adopt any benefit plans with respect to, or which cover, its senior executive officers that do not comply with the EESA, and the applicable executives have consented to the foregoing.

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

	2009			2008			2007
(Dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Interest-earning assets:
Federal funds sold	$—	$—	0.00%	$321	$1	0.37%	$629	$33	5.18%
Taxable securities	25,231	1,144	4.52%	17,688	931	5.26%	23,363	1,191	5.10%
Tax-exempt securities	11,834	506	4.28%	12,204	520	4.26%	14,537	627	4.32%
Loans	228,676	12,550	5.49%	227,759	13,705	6.02%	206,884	15,164	7.33%
Interest-bearing deposits	18,371	49	0.29%	1,102	27	2.46%	2,096	111	5.25%
FHLB stock	5,398	—	0.00%	5,398	—	0.00%	5,398	86	1.60%

Total interest-earning assets	289,510	14,249	4.92%	264,472	15,184	5.74%	252,907	17,212	6.81%

Total non-interest-earning assets	27,249			28,746			26,812

Total assets	$316,759			$293,218			$279,719

Interest-bearing liabilities:
Deposits
NOW	$67,609	704	1.04%	$46,910	513	1.09%	$35,162	223	0.63%
Savings	24,880	40	0.16%	25,412	72	0.28%	26,067	181	0.69%
Money market	41,112	603	1.47%	39,917	950	2.38%	41,031	1,207	2.94%
Time	111,521	3,168	2.84%	108,014	4,304	3.98%	107,384	5,357	4.99%
FHLB advances and other	18,418	583	3.17%	18,971	838	4.42%	13,810	707	5.12%
Federal funds purchased and Repurchase agreements	—	—	0.00%	1,883	55	2.90%	1,481	77	5.18%
Subordinated debentures	3,609	95	2.64%	3,609	178	4.93%	3,668	291	7.93%

Total interest-bearing
Liabilities	267,149	5,193	1.94%	244,716	6,910	2.82%	228,603	8,043	3.52%

Non-interest-bearing liabilities:	28,782			30,268			30,415
Stockholders’ equity	20,828			18,234			20,701

Total liabilities and stockholders’ equity	$316,759			$293,218			$279,719

Net interest income		$9,056			$8,274			$9,169

Net interest spread			2.98%			2.92%			3.29%
Net interest income to average interest-earning assets			3.13%			3.13%			3.63%

Rate/Volume Analysis. The following table allocates changes in interest income and interest expense in 2009 compared to 2008 and in 2008 compared to 2007 between amounts attributable to changes in rate and changes in volume for the various categories of interest-earning assets and interest-bearing liabilities. The changes in interest income and interest expense due to both volume and rate have been allocated proportionally.

	2009 Compared to 2008			2008 Compared to 2007
(Dollars in thousands)	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
Interest Earning Assets:
Federal funds sold	$0	$(1)	$(1)	$(21)	$(11)	$(32)
Taxable securities	(147)	360	213	38	(298)	(260)
Tax exempt securities	2	(16)	(14)	(8)	(99)	(107)
Loans receivable	(1,210)	55	(1,155)	(2,891)	1,431	(1,460)
FHLB stock and other	(17)	39	22	(146)	(23)	(169)

Total interest-earning assets	(1,372)	437	(935)	(3,028)	1,000	(2,028)

Interest-bearing liabilities
Deposits	(1,930)	605	(1,325)	(1,467)	338	(1,129)
FHLB advances and other borrowed funds	(214)	(96)	(310)	(144)	253	109
Subordinated debentures	(82)	0	(82)	(108)	(5)	(113)

Total int.-bearing liabilities	(2,226)	509	(1,717)	(1,719)	586	(1,133)
Change in net interest income	$854	$(72)	$782	$(1,309)	$414	$(895)

Comparison of Financial Condition for the Years Ended December 31, 2009 and December 31, 2008

Total assets as of December 31, 2009 were $341.5 million, which represented an increase of $46.9 million, or 15.9%, compared to $294.7 million at December 31, 2008. The change in total assets was primarily due to increases in loans receivable and investment securities. Loans receivable, net, increased by $13.4 million, or 6.1%, to $233.0 million at December 31, 2009 as compared to $219.6 million at December 31, 2008. The increase in loans receivable was attributable to a $15.3 million increase in the commercial real estate loans, a $6.6 million increase in residential real estate loans and a $4.0 million increase in home equity lines of credit. Partially offsetting these increases were decreases of $9.9 million in real estate construction loans and $1.3 million in the commercial loan portfolio. The overall net increase in loans is due to continued strong lending and business relationships within our community maintained by our loan staff. Investment securities increased by $18.6 million, or 71.5%, to $44.5 million at December 31, 2009. This increase is primarily due to increases of $7.6 million in government agency securities, $6.4 million in mortgage backed securities and $4.6 million in securities issued by state and political subdivisions. Cash and cash equivalents increased by $10.0 million, or 63.3%, to $25.8 million at December 31, 2009 as compared to $15.8 million at December 31, 2008. This increase is due to an increase in deposits and a strategic decision to increase the Bank’s liquidity position. Other real estate owned (“OREO”) increased $2.3 million to $2.4 million at December 31, 2009 from $112,000 at December 31, 2008. The balance of OREO at the end of 2009 consisted of two newly constructed single family residences, two mixed commercial and residential buildings and a six unit multi-family structure. In addition, as of December 31, 2009 the Bank recorded a $2.1 million prepayment to the FDIC for insurance premiums covering the next 12 quarters.

Deposits increased $44.8 million, or 17.7%, to $298.3 million at December 31, 2009 as compared to $253.5 million at December 31, 2008. This increase primarily consisted of increases in the Bank’s core deposit accounts, including (1) an increase in interest bearing demand deposit accounts of $21.7 million, or 38.9%, to $77.5 million at December 31, 2009 from $55.8 million at December 31, 2008; (2) an increase in money market accounts of $4.1 million, or 10.6%, to $42.9 million at December 31, 2009 from $38.8 million at December 31, 2008; and (3) an increase in savings accounts of $3.1 million, or 13.4%, to $26.1 million at December 31, 2009 from $23.0 million at December 31, 2008. Contributing to the increase in deposits are the competitively priced products that are offered through our four facilities. Deposits from our newest facility, which opened in North Wheaton in November 2007, increased 54.5% in 2009 to $24.1 million at December 31, 2009 from $15.6 million at December 31, 2008. Federal Home Loan Bank (“FHLB”) advances and other borrowed money decreased $4.2 million, or 22.1%, to $14.8 million at December 31, 2009 from $19.0 million at December 31, 2008.

Stockholders’ equity increased $6.1 million, or 36.7%, to $22.7 million at December 31, 2009 from $16.6 million at December 31, 2008. The increase in stockholders’ equity was primarily the result of the receipt of the $6.97 million investment from the U.S. Department of the Treasury in May 2009 pursuant to the TARP Capital Purchase Program and an increase of $213,000 in the Company’s accumulated other comprehensive income relating to the change in fair value of its available-for-sale investment portfolio. Partially offsetting these increases was the Company’s net loss for the year ended December 31, 2009 and $190,000 dividends paid on the preferred stock issued under the TARP Capital Purchase Program.

Comparison of Operating Results for the Years Ended December 31, 2009 and December 31, 2008

General. The Company’s net loss improved $367,000 to $912,000 for the year ended December 31, 2009, from $1.3 million for the year ended December 31, 2008. In addition, net loss available to common shareholders improved $94,000 to $1.2 million for the year ended December 31, 2009 from $1.3 million for the year ended December 31, 2008. This represents a 7.8% improvement in diluted loss per share to $0.95 per share for the year ended December 31, 2009 from $1.03 per share for the year ended December 31, 2008. The improvement in the operating results is partially the result of the combined effect of i) a $782,000 increase in net interest income; ii) a $129,000 increase in provision for loan losses; iii) an $884,000 increase in noninterest income and iv) a $940,000 increase in noninterest expenses.

Net interest income. The following table summarizes interest and dividend income and interest expense for the year ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$12,550	$13,705	$(1,155)	(8.43)%
Securities:
Taxable	1,144	931	213	22.88
Exempt from federal tax	506	520	(14)	(2.69)
Federal funds sold	—	1	(1)	(100.00)
Federal Home Loan Bank dividends and other	49	27	22	81.48

Total interest and dividend income	14,249	15,184	(935)	(6.16)

Interest expense:
Deposits	4,515	5,839	(1,324)	(22.67)
Federal funds purchased	—	55	(55)	(100.00)
Federal Home Loan Bank advances and other borrowings	583	838	(255)	(30.43)
Subordinated debentures	95	178	(83)	(46.63)

Total interest expense	5,193	6,910	(1,717)	(24.85)

Net interest income	$9,056	$8,274	$782	9.45

Interest Income. Interest income decreased $935,000, or 6.2%, to $14.2 million for the year ended December 31, 2009, compared to $15.2 million for the year ended December 31, 2008. This decrease resulted primarily from a decrease in average yield. The largest component was a decrease of $1.2 million in interest income on loans for the year ended December 31, 2009 compared to the comparable prior year.

Loan interest income decreased $1.1 million, or 8.4%, to $12.6 million for the year ended December 31, 2009, compared to $13.7 million for the prior year. This decrease resulted from a decrease in the average yield of 53 basis points to 5.49% for the year ended December 31, 2009 from 6.02% for the year ended December 31, 2008. This decrease was partially offset by an increase in the average balance of $917,000 to $228.7 million for the year ended December 31, 2009 from $227.8 million for the comparable prior year period. The decrease in yield is primarily due to a low interest rate environment caused by a 400 basis point decrease in the federal funds interest rate since January 2008, and the effect such decreases have had on the Bank’s loan portfolio, approximately one half of which is comprised of adjustable rate loans. In addition, interest on taxable securities increased $213,000 for the year ended December 31, 2009 compared to the comparable prior year period. This increase is primarily due to an increase in the average balance of $7.5 million to $25.2 million for the year ended December 31, 2009 from $17.7 million for the year ended December 31, 2008. This increase was partially offset by a decrease in average yield on taxable securities of 74 basis points to 4.52% for the year ended December 31, 2009 from 5.26% for the comparable prior year period.

Interest Expense. Interest expense decreased by $1.7 million, or 24.8%, to $5.2 million for the year ended December 31, 2009, from $6.9 million for the year ended December 31, 2008. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities of 88 basis points to 1.94% for the year ended December 31, 2009 from 2.82% for the comparable prior year period. This decrease was partially offset by an increase in the average balance of interest bearing liabilities of $22.4 million, or 9.2%, to $267.1 million for the year ended December 31, 2009 from $244.7 million for the comparable prior year period. Interest expense resulting from FHLB advances and other borrowings decreased $255,000 during the year ended December 31, 2009. The average balance on these borrowings decreased $553,000 to $18.4 million for the year ended December 31, 2009 from $19.0 million for the comparable prior year period. Partially offsetting this increase was a decrease in average cost of 125 basis points to 3.17% for the year ended December 31, 2009 from 4.42% for the comparable period in 2008.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses increased $782,000, or 9.5%, to $9.1 million for the year ended December 31, 2009 from $8.3 million for the comparable period in 2008. The Company’s net interest margin expressed as a percentage of average earning assets remained unchanged at 3.13% for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The yield on average earning assets decreased to 4.92% for the year ended December 31, 2009 from 5.74% for the comparable period ended December 31, 2008, an 82 basis point decrease. This decrease in the yield on average earning assets was primarily due to a decrease in loan yield, which resulted from the 400 basis point decrease in the federal funds interest rate since January 2008. The yield on average loans decreased to 5.49% for the year ended December 31, 2009 from 6.02% for the year ended December 31, 2008. In addition, there was an 88 basis point decrease in the cost of interest-bearing liabilities to 1.94% for the year ended December 31, 2009 as compared to 2.82% a year earlier. Increasing net interest margin is dependent on the Bank’s ability to generate higher yielding assets and lower-cost deposits. Management continues to closely monitor the net interest margin.

Provision for Loan Losses. The Bank’s provision for loan losses increased to $2.3 million for the year ended December 31, 2009 from $2.2 million for 2008. The increase in the provision was the result of management’s quarterly analysis of the allowance for loan loss. At December 31, 2009, September 30, 2009 and December 31, 2008, non-performing loans totaled $15.0 million, $10.0 million and $2.8 million, respectively. At December 31, 2009, the ratio of the allowance for loan losses to non-performing loans was 32.0% compared to 38.4% at September 30, 2009 and 119.7% at December 31, 2008. While this ratio has decreased as compared to December 31, 2008, management believes the allowance coverage is sufficient due to the estimated loss potential. The ratio of the allowance to total loans was 2.03%, 1.62% and 1.48%, at December 31, 2009, September 30, 2009 and December 31, 2008, respectively. Charge-offs, net of recoveries, totaled $832,000 for the year ended December 31, 2009 compared to $885,000 for the year ended December 31, 2008. As of December 31, 2009, $7.5 million, or 49.6%, of the nonperforming loans consist of interests in loan participations with other banks. Management periodically performs an allowance sufficiency analysis based on the portfolio composition, asset classifications, loan-to-value ratios, impairments in the current portfolio, and other factors. This analysis is designed to reflect credit losses for specifically identified loans, as well as credit losses in the remainder of the portfolio. The reserve methodology employed by management reflects the difference in degree of risk between the various categories of loans in the Bank’s portfolio. The reserve methodology also critically assesses those loans adversely classified in the portfolio by management. While management estimates loan losses using the best available information, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management’s control. In addition, the FDIC and Illinois Department of Financial and Professional Regulation as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. As a result of their review the FDIC and Illinois Department of Financial and Professional Regulation may require the Bank to make additional provisions for estimated losses based upon judgments different from those of management.

	Year Ended December 31,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$597	$680	$(83)	(12.21)%
Gain on sale of loans	1,005	512	493	96.29
Gain on sale of securities	50	79	(29)	(36.71)
Loss on impairment	—	(485)	485	100.00
Loss on sale of foreclosed assets	(62)	—	(62)	—
Other non-interest income	652	572	80	13.99

Total non-interest income	$2,242	$1,358	$884	65.10

Noninterest Income. Noninterest income consists primarily of service charges on customer deposit accounts, gain on sale of loans, and other service charges and fees. Noninterest income increased $884,000, or 65.1%, to $2.2 million for the year ended December 31, 2009 as compared to the prior year period primarily due to an increase in gain on sale of mortgage loans, and a decrease in loss on impairment of securities of $485,000. These items were partially offset by decreases of $83,000 in service charges on deposit accounts, $29,000 in gain on sale of securities and a $62,000 loss on sale of foreclosed assets. The loss on impairment relates to the $485,000 other than temporary impairment write-down of our investment in FHLMC preferred stock during fiscal 2008. Gain on sale of loans increased $493,000 to $1.0 million for the year ended December 31, 2009 from $512,000 for the comparable prior year period. This increase is primarily due to a reduction in the mortgage interest rates during 2009. Gain on sale of securities decreased $29,000 to $50,000 for the year ended December 31, 2009 from $79,000 for the comparable prior year period. In addition, service charges on deposit accounts decreased $83,000 to $597,000 for the year ended December 31, 2009 from $680,000 for the comparable prior year period. This decrease was primarily due to a lower volume of overdraft fees.

	Year Ended December 31,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$5,491	$5,254	$237	4.51%
Net occupancy and equipment expense	1,386	1,377	9	0.65
Data processing expense	937	904	33	3.65
Advertising and promotions	295	353	(58)	(16.43)
FDIC insurance premiums	861	277	584	210.83
Professional fees	681	470	211	44.89
Other operating expenses	1,230	1,306	(76)	(5.82)

Total non-interest expenses	$10,881	$9,941	$940	9.46

Noninterest Expense. Noninterest expense increased by $940,000, to $10.9 million for the year ended December 31, 2009 from $9.9 million for the comparable prior year period. This increase is partially due to an increase in FDIC premiums of $584,000 for the year ended December 31, 2009 as compared to the prior year period. Salaries and employee benefits increased by $237,000, or 4.5%, to $5.5 million for the year ended December 31, 2009 compared to $5.3 million for the year months ended December 31, 2008. This increase is primarily the result of annual merit increases and an increased amount of commissions paid to mortgage department loan personnel. Other operating expenses, including occupancy, data processing, and marketing and advertising expenses, remained basically unchanged decreasing by a combined $16,000, or 0.61%, to $2.6 million for the year ended December 31, 2009. Of this decrease, $33,000 is related to data processing expense and $9,000 is related to occupancy expenses, which increased only slightly due to a successful petition to lower the real estate tax assessments on two Bank properties. These increases were partially offset by lower advertising and promotion expenses, which decreased $58,000 from the prior year period. Professional fees, including legal and audit expenses, increased by $211,000 to $681,000 for the year ended December 31, 2009. This increase is partially due to higher legal fees associated with foreclosure actions. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Expense. Income tax benefit totaled $1.0 million for the year ended December 31, 2009 compared to $1.2 million for the comparable prior year period. The decrease in income tax benefit is primarily the result of an improvement in loss before income taxes of $597,000 to $1.9 million for the year ended December 31, 2009 compared to $2.5 million for the comparable prior year period.

Asset/Liability Management

The primary objectives of the Company’s asset/liability management policies are to:

a) Manage and minimize interest rate risk;

b) Manage the investment portfolio to maximize yield;

c) Assess and monitor general risks of operations; and

d) Maintain adequate liquidity to meet the withdrawal requirements of depositors and the financing needs of borrowers.

Liquidity

The Company’s primary source of funds is dividends it receives from the Bank. Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits for the current year plus those of the previous two years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. Total stockholder’s equity of the Bank totaled $25.3 million at December 31, 2009. The Bank’s primary sources of funds are deposits, proceeds from principal and interest payments on loans, maturities of securities, federal funds purchased, and to a lesser extent advances from the Federal Home Loan Bank. While maturities and scheduled amortization of loans and securities are generally predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

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

A primary investing activity of the Company is the origination of loans. Loans made to customers, net of principal collections, were $16.0 million in 2009, ($4.3) million in 2008 and $28.9 million in 2007. The Company’s strongest loan growth was in the commercial real estate lending sector with the loans in this category increasing by $15.3 million. In 2009, construction loans decreased by $9.9 million and commercial loans decreased by $1.3 million.

Deposits grew by $44.8 million, $4.5 million and $14.3 million in 2009, 2008 and 2007, respectively. Despite intense competition for deposits from the many financial institutions in the Company’s market area, the Company has been successful in attracting sufficient deposits to provide for the majority of its funding needs. However, funding through retail deposits continues to grow more challenging as well as more expensive than in past years.

During 2009, the Company reduced the outstanding balance of advances with the FHLB by $4.0 million bringing the total FHLB borrowings to $13.0 million. In addition, the Company reduced the amount owed on a line of credit with M & I Bank to $1.8 million at December 31, 2009 from $2.0 million at December 31, 2008.

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

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company. Included in the review of individual loans are those that are impaired as provided in ASC 310-40, Accounting by Creditors for Impairment of a Loan. Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or fair value of the underlying collateral. The Company evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

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

Accounting Matters

In June 2009, the FASB issued new a new standard regarding accounting for transfers and servicing of financial assets and extinguishments of liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

At the same time, FASB also issued another new standard regarding consolidation of variable interest entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.

The new standards will require a number of new disclosures. The first enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. The second will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.

The Federal Reserve is reviewing regulatory capital requirements associated with the adoption of the new accounting standards by financial institutions. In conducting this review, the Federal Reserve is considering a broad range of factors including the maintenance of prudent capital levels, the record of recent bank experiences with off-balance sheet vehicles, and the results of the recent Supervisory Capital Assessment Program (SCAP). As part of the SCAP, participating banking organizations’ capital adequacy was assessed using assumptions consistent with standards ultimately included in these two new standards.

The two new standards discussed above will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted. The Company is currently evaluating the potential impact, if any, of the adoption of these two statements on the Company.

In January 2010, the FASB issued an accounting standard providing additional guidance relating to fair value measurement disclosures. Specifically, companies will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy including when such transfers were recognized and the reasons for those transfers. For Level 3 fair value measurements, the new guidance requires presentation of separate information about purchases, sales, issuances and settlements. Additionally, the FASB also clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques. This accounting standard will be effective at the beginning of 2010, except for the detailed Level 3 disclosures, which will be effective at the beginning of 2011. The company is currently evaluating the impact of this standard on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company monitors and manages risks associated with changes in interest rates and mismatched asset and deposit maturities. Significant changes in rates can adversely affect net interest income, market value of securities, and the economic value of equity. Based on the Company’s current simulation model, the following schedule indicates the estimated effects of an immediate upward rate shift of 100, 200 and 300 basis points as of December 31, 2009. As of December 31, 2008, these effects totaled -2.9%, 3.7% and 11.2% for net interest income and -6.3%, -8.1% and -8.8% for economic value of equity.

	100 Basis Point Rate Shift Up	200 Basis Point Rate Shift Up	300 Basis Point Rate Shift Up
Net interest income	-2.0%	-3.7%	+0.8%
Economic value of equity	-6.4%	-13.7%	-20.4%

Based on the Company’s current simulation model, the following schedule indicates the estimated effects of an immediate downward rate shift of 100, 200, 300 basis points as of December 31, 2009. As of December 31, 2008, these effects totaled -4.1% for net interest income and 18.2% for economic vale of equity. Due to the current interest rate environment being at historic lows, a 200 and 300 a basis point decrease is considered unlikely and therefore not presented. All other measures of interest rate risk are within policy guidelines.

	100 Basis Point Rate Shift Down	200 Basis Point Rate Shift Down	300 Basis Point Rate Shift Down
Net interest income	-2.3%	N/A	N/A
Economic value of equity	+17.0%	N/A	N/A

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Community Financial Shares, Inc.

Glen Ellyn, Illinois

We have audited the accompanying consolidated balance sheets of Community Financial Shares, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Financial Shares, Inc. as of December 31, 2009, and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Indianapolis, Indiana

March 31, 2010

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

(Dollars in thousands)

	2009	2008
ASSETS

Cash and due from banks	$7,186	$7,286
Interest-bearing deposits	18,662	8,539

Cash and cash equivalents	25,848	15,825

Interest-bearing time deposits	618	992
Securities available for sale	44,544	25,972
Loans held for sale	1,698	1,410
Loans, less allowance for loan losses of $4,812 and $3,300	232,972	219,615
Foreclosed assets	2,396	112
Prepaid FDIC assessment	2,160	—
Federal Home Loan Bank stock	5,398	5,398
Premises and equipment, net	15,864	16,112
Cash value of life insurance	5,700	5,469
Interest receivable and other assets	4,332	3,772

Total assets	$341,530	$294,677

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$298,311	$253,515
Federal Home Loan Bank advances	13,000	17,000
Other borrowings	1,800	2,000
Subordinated debentures	3,609	3,609
Interest payable and other liabilities	2,103	1,940

Total liabilities	318,823	278,064

Commitments and contingencies

Stockholders’ equity
Common stock—no par value, 5,000,000 shares authorized; 1,245,267 shares issued and outstanding	—	—
Preferred stock—$1.00 par value, 1,000,000 shares authorized; 7,319 shares outstanding at December 31, 2009, no shares outstanding at December 31, 2008	7	—
Paid-in capital	11,877	4,866
Retained earnings	11,064	12,201
Accumulated other comprehensive loss	(241)	(454)

Total stockholders’ equity	22,707	16,613

Total liabilities and stockholders’ equity	$341,530	$294,677

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2009 and 2008

(Dollars in thousands, except per share data)

	2009	2008
Interest and dividend income
Interest and fees on loans	$12,550	$13,705
Securities
Taxable	1,144	931
Exempt from federal income tax	506	520
Federal Home Loan Bank dividends and other	49	28

Total interest income	14,249	15,184

Interest expense
Deposits	4,515	5,839
Federal Home Loan Bank advances and other borrowed funds	583	893
Subordinated debentures	95	178

Total interest expense	5,193	6,910

Net interest income	9,056	8,274

Provision for loan losses	2,344	2,215

Net interest income after provision for loan losses	6,712	6,059

Noninterest income
Service charges on deposit accounts	597	680
Gain on sale of loans	1,005	512
Loss on impairment of securities	—	(485)
Loss on sale of foreclosed assets	(62)	—
Gain on sale of securities	50	79
Bank owned life insurance	231	222
Other service charges and fees	421	350

Total noninterest income	2,242	1,358

Noninterest expense
Salaries and employee benefits	5,491	5,254
Net occupancy expense	840	851
Equipment expense	546	525
Data processing	937	904
Advertising and marketing	295	353
Professional fees	681	470
FDIC premiums	861	204
Other operating expenses	1,230	1,380

Total noninterest expense	10,881	9,941

Loss before income taxes	(1,927)	(2,524)
Income tax benefit	(1,015)	(1,245)

Net loss	(912)	(1,279)

Preferred stock dividend and accretion	(274)	—

Net loss available to common shareholders	$(1,186)	$(1,279)

Loss per share
Basic	$(0.95)	$(1.03)
Diluted	$(0.95)	$(1.03)

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2009 and 2008

(Dollars in thousands, except share data)

	Number of Common Shares	Preferred Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at January 1, 2008	1,250,880	—	$4,999	$13,630	$(124)	$18,505

Comprehensive loss
Net loss	—	—	—	(1,279)	—	(1,279)
Change in unrealized loss on securities available for sale, net of tax of $208	—	—	—	—	(330)	(330)

Total comprehensive loss						(1,609)

Cash dividends ($0.12 per share)	—	—	—	(150)	—	(150)
Stock repurchase	(6,333)	—	(165)	—	—	(165)
Tax benefit of stock options exercised	—	—	1	—	—	1
Amortization of stock option compensation	—	—	16	—	—	16
Exercise of stock options, net of tax	720	—	15	—	—	15

Balance at December 31, 2008	1,245,267	—	4,866	12,201	(454)	16,613

Comprehensive loss
Net loss	—	—	—	(912)	—	(912)
Change in unrealized loss on securities available for sale, net of tax of $134	—	—	—	—	213	213

Total comprehensive loss						(699)

Preferred stock dividends (5%)	—	—	—	(190)	—	(190)
Preferred stock issued	—	7	6,963	—	—	6,970
Discount on preferred stock	—	—	35	(35)	—	—
Amortization of stock option compensation	—	—	13	—	—	13

Balance at December 31, 2009	1,245,267	$7	$11,877	$11,064	$(241)	$22,707

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2009 and 2008

(Dollars in thousands)

	2009	2008
Cash flows from operating activities
Net loss	$(912)	$(1,279)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Amortization on securities, net	106	14
Depreciation	661	665
Provision for loan losses	2,344	2,215
Gain on sale of securities	(50)	(79)
Impairment loss on securities	—	485
Gain on sale of loans	(1,005)	(512)
Originations of loans for sale	(55,961)	(23,531)
Proceeds from sales of loans	56,966	23,233
Loss on sale of foreclosed assets	62	—
Deferred income taxes	(887)	(801)
Tax benefit of stock options exercised	—	(1)
Compensation cost of stock options	13	16
Change in cash value of life insurance	(231)	(222)
Change in interest receivable and other assets	(1,967)	(222)
Change in interest payable and other liabilities	163	(224)

Net cash used in operating activities	(698)	(243)

Cash flows from investing activities
Purchases of securities available for sale	(34,778)	(8,195)
Proceeds from maturities and calls of securities available for sale	13,443	12,310
Proceeds from sales of securities available for sale	3,054	2,118
Net change in interest-bearing time deposits	374	(992)
Net change in loans	(18,335)	5,906
Premises and equipment expenditures, net	(413)	(977)

Net cash provided by (used in) investing activities	(36,655)	10,170

Cash flows from financing activities
Change in
Non-interest bearing and interest bearing demand deposits and savings	31,629	13,236
Certificates and other time deposits	13,167	(8,753)
Short-term borrowings	(200)	(7,500)
Proceeds from borrowings	12,500	10,500
Repayment of borrowings	(16,500)	(9,000)
Proceeds from issuance of preferred stock	6,970	—
Purchase of stock	—	(165)
Exercise of stock options	—	15
Tax benefit of stock options exercised	—	1
Dividends paid on preferred stock	(190)	—
Dividends paid on common stock	—	(225)

Net cash provided by (used in) financing activities	47,376	(1,891)

Net change in cash and cash equivalents	10,023	8,036

Cash and cash equivalents at beginning of year	15,825	7,789

Cash and cash equivalents at end of year	$25,848	$15,825

Supplemental disclosures
Interest paid	$5,317	$7,231
Income taxes paid	—	—
Transfers from loans to foreclosed assets	2,346	—

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

Securities: Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment (ASC 320-10). When the Company does not intend to sell a debt security, and it is more likely than not, the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

Prior to the adoption of the recent accounting guidance on April 1, 2009, management considered, in determining whether other-than-temporary impairment exists, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

For equity securities, when the Company has decided to sell an impaired available-for-sale security and the entity does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made. The Company recognizes an impairment loss when the impairment is deemed other than temporary even if a decision to sell has not been made.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Table dollar amounts in thousands, except share data)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income. Gains and losses on loan sales are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan.

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

The Bank owned $5,398,000 of FHLB stock as of December 31, 2009 and 2008. During the third quarter of 2007, the FHLB of Chicago received a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The FHLB will continue to provide liquidity and funding through advances; however, the draft order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board. The FHLB of Chicago did not pay a dividend during 2009 or 2008. The FHLB will continue to assess their dividend capacity each quarter, and will obtain the necessary approval if a dividend is to be made. Management performed an analysis and deemed the investment in FHLB stock was not impaired.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

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

Stock Compensation: At December 31, 2009, the Company has a stock-based employee compensation plan, which is described more fully in Note 13.

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

Earnings Per Share: Basic earnings per share is net income available to common shareholders divided by the weighted average number of shares outstanding during the year. Diluted earnings per share include the dilutive effect of additional potential shares issuable under stock options.

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

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Table dollar amounts in thousands, except share data)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards: In June 2009, the FASB issued new a new standard regarding accounting for transfers and servicing of financial assets and extinguishments of liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

At the same time, FASB also issued another new standard regarding consolidation of variable interest entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.

The new standards will require a number of new disclosures. The first enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. The second will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.

The Federal Reserve is reviewing regulatory capital requirements associated with the adoption of the new accounting standards by financial institutions. In conducting this review, the Federal Reserve is considering a broad range of factors including the maintenance of prudent capital levels, the record of recent bank experiences with off-balance-sheet vehicles, and the results of the recent Supervisory Capital Assessment Program (SCAP). As part of the SCAP, participating banking organizations’ capital adequacy was assessed using assumptions consistent with standards ultimately included in these two new standards.

The two new standards discussed above will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted. The Company is currently evaluating the potential impact, if any, of the adoption of these two statements on the Company.

In January 2010, the FASB issued an accounting standard providing additional guidance relating to fair value measurement disclosures. Specifically, companies will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy including when such transfers were recognized and the reasons for those transfers. For Level 3 fair value measurements, the new guidance requires presentation of separate information about purchases, sales, issuances and settlements. Additionally, the FASB also clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques. This accounting standard will be effective at the beginning of 2010, except for the detailed Level 3 disclosures, which will be effective at the beginning of 2011. The company is currently evaluating the impact of this standard on its financial statements.

Current Economic Conditions: The current protracted economic decline continues to present financial institutions with circumstances and challenges that in many cases have resulted in large and unanticipated declines in the fair values of investments and other assets, constraints on liquidity and capital and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans. The financial statements have been prepared using values and information currently available to the Company.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Table dollar amounts in thousands, except share data)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

At December 31, 2009, the Company held $99.4 million in commercial real estate loans. Due to the national, state and local economic conditions, values for commercial real estate have declined significantly and the market for these properties is depressed.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

NOTE 2 - CASH AND CASH EQUIVALENTS

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

The financial institutions holding the Company’s cash accounts are participating in the FDIC’s Transaction Account Guarantee Program. Under that program, through June 30, 2010, all noninterest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.

Effective October 3, 2008, the FDIC insurance limits increased to $250,000. The increase in federally insured limits is currently set to expire December 31, 2013. At December 31, 2009, the Company’s cash accounts exceeded the federally insured limit by approximately $579,000. At December 31, 2009, the Company had cash balances of $19,961,000 at the FRB and FHLB that did not have FDIC insurance coverage.

Cash on hand or on deposit with the Federal Reserve Bank of $2,923,000 was required to meet regulatory reserve and clearing requirements at year-end 2009.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Table dollar amounts in thousands, except share data)

NOTE 3 - SECURITIES AVAILABLE FOR SALE

The fair value of securities available for sale at year end is as follows:

2009	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

U. S. government agencies	$17,691	$21	$(326)
States and political subdivisions	15,339	213	(425)
Mortgage-backed	11,131	136	(17)
Preferred stock	20	5	—
SBA guaranteed	363	1	(2)

	$44,544	$376	$(770)

2008	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

U. S. government agencies	$10,110	$107	$—
States and political subdivisions	10,745	75	(892)
Mortgage-backed	4,724	21	(37)
Preferred stock	6	—	(9)
SBA guaranteed	387	—	(6)

	$25,972	$203	$(944)

Securities classified as U. S. government agencies include notes issued by government-sponsored enterprises such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank. The SBA-guaranteed securities are pools of the loans guaranteed by the Small Business Administration.

The fair values of securities available for sale at December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$130	$132
Due after one year through five years	2,068	2,092
Due after five years through ten years	4,069	4,008
Due after ten years	27,280	26,798

Mortgage-backed	11,012	11,131
Preferred stock	15	20
SBA guaranteed	364	363

	$44,938	$44,544

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Table dollar amounts in thousands, except share data)

NOTE 3 - SECURITIES AVAILABLE FOR SALE (Continued)

Securities with a carrying value of approximately $14,180,000 and $19,276,000 at December 31, 2009 and 2008, respectively, were pledged to secure public deposits, Federal Home Loan Bank advances and for other purposes as required or permitted by law.

The Company experienced an other-than-temporary write-down on an investment in Federal Home Loan Mortgage Corporation preferred stock. This write-down, which was recognized in the third quarter of 2008, totaled $485,000.

Sales of securities were as follows:

	2009	2008

Proceeds	$3,054	$2,118
Gross gains	50	79
Gross losses	—	—
Tax expense	10	27

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2009 and 2008 was $25,257,000 and $8,994,000, respectively, which is approximately 56.7% and 34.6% of the Company’s investment portfolio, respectively. These declines primarily resulted from changes in market interest rates and current depressed market conditions. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Table dollar amounts in thousands, except share data)

NOTE 3 - SECURITIES AVAILABLE FOR SALE (Continued)

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 and 2008:

2009 Description of Securities	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$12,665	$(326)	$—	—	$12,665	$(326)
State and political subdivisions	4,456	(85)	4,558	(340)	9,014	(425)
Mortgage-backed	3,315	(16)	99	(1)	3,414	(17)
SBA guaranteed	—	—	164	(2)	164	(2)

Total temporarily impaired securities	$20,436	$(427)	$4,821	$(343)	$25,257	$(770)

2008 Description of Securities	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and political subdivisions	$5,493	$(624)	$1,101	$(268)	$6,594	$(892)
Mortgage-backed	757	(5)	1,303	(32)	2,060	(37)
Preferred stock	6	(9)	—	—	6	(9)
SBA guaranteed	233	(4)	101	(2)	334	(6)

Total temporarily impaired securities	$6,489	$(642)	$2,505	$(302)	$8,994	$(944)

U.S. Government Agencies

The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

State and Political Subdivisions

The unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

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

Loans consisted of the following at December 31:

	2009	2008
Real estate
Commercial	$99,416	$84,103
Construction	21,341	31,243
Residential	25,424	18,790
Home equity	63,758	59,727

Total real estate loans	209,939	193,863
Commercial	25,907	27,175
Consumer	1,662	1,762

Total loans	237,508	222,800
Deferred loan costs, net	276	115
Allowance for loan losses	(4,812)	(3,300)

Loans, net	$232,972	$219,615

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

The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2009	$1,619
New loans including renewals	162
Payments, etc., including renewals	(852)

Balances, December 31, 2009	$929

Activity in the allowance for loan losses is summarized below:

	2009	2008
Balance at beginning of year	$3,300	$1,970
Provision for loan losses	2,344	2,215
Charge-offs	(837)	(905)
Recoveries	5	20

Balance at end of year	$4,812	$3,300

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Table dollar amounts in thousands, except share data)

NOTE 4 - LOANS (Continued)

Impaired loans totaled $13,100,000 and $3,651,000 at December 31, 2009 and 2008, respectively. An allowance for loan losses of $1,256,000 and $1,065,000 relates to impaired loans of $7,221,000 and $3,636,000 at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, impaired loans of $5,879,000 and $15,000 had no related allowance for loan losses.

Interest income of $513,000 and $193,000 was recognized on average impaired loans of $12,956,000 and $3,944,000 for 2009 and 2008. Interest income of $513,000 and $31,000 was recognized on the cash basis during 2009 and 2008.

Nonperforming loans were as follows:

	2009	2008

Loans past due over 90 days still on accrual	$480	$32
Nonaccrual loans	14,555	2,725

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at year end:

	2009	2008

Land	$3,908	$3,908
Building	12,358	12,220
Construction in progress	—	32
Furniture and equipment	3,019	2,831

Total cost	19,285	18,891
Accumulated depreciation	(3,421)	(2,879)

Net book value	$15,864	$16,112

NOTE 6 - DEPOSITS

	2009	2008

Non-interest bearing DDA	$29,962	$27,271
NOW	77,525	55,801
Money market	42,894	38,776
Regular savings	26,140	23,043
Certificates and time deposits, $100,000 and over	52,175	43,601
Other certificates and time deposits	69,615	65,023

Total deposits	$298,311	$253,515

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Table dollar amounts in thousands, except share data)

NOTE 6 - DEPOSITS (Continued)

At December 31, 2009, scheduled maturities of certificates of deposit are as follows:

2010	$108,765
2011	7,701
2012	4,447
2013	691
2014	186

$121,790

Deposits from related parties, as defined in Note 4, held by the Company at December 31, 2009 and 2008 totaled $5,126,000 and $3,230,000, respectively.

NOTE 7 - ADVANCES FROM THE FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of Chicago totaled $13,000,000 and $17,000,000 at December 31, 2009 and 2008. Advances, at interest rates from 2.69% to 3.57%, are subject to restrictions or penalties in the event of prepayment.

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

At December 31, 2009, scheduled maturities of advances are as follows:

2010	$6,500
2011	—
2012	2,000
2013	4,500

The Company has a loan with Marshall & Ilsley Bank (“M&I Bank”) with a fixed rate of 6.0% and a balance of $1,800,000 at December 31, 2009. As a condition of the Company’s loan agreement with M&I Bank, the Bank must maintain a nonperforming assets to tangible capital ratio of not more than 65% measured quarterly and not incur a net loss of more than $250,000 for the calendar year ended December 31, 2009. As of December 31, 2009 the Company was not in compliance with these debt covenants. These covenants have been waived by M&I Bank.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Table dollar amounts in thousands, except share data)

NOTE 8 - SUBORDINATED DEBENTURES

The Company and its financing trust subsidiary, Community Financial Shares Trust II, a Delaware statutory trust, consummated the issuance and sale of an aggregate amount of $3,500,000 of the Trust’s floating rate capital securities in a pooled trust preferred transaction. The subordinated debentures accrue interest at a variable rate based on three-month LIBOR plus 1.62%, reset and payable quarterly. The interest rate at December 31, 2009 was 1.87%. The debentures will mature on September 21, 2037, at which time the preferred securities must be redeemed. In addition, the Company may redeem the preferred securities in whole or part, beginning June 21, 2012 at a redemption price of $1,000 per preferred security.

The Company has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities in the event of the occurrence of an event of default, as defined in such guarantee.

NOTE 9 - TARP CAPITAL PURCHASE PROGRAM

On May 15, 2009, the Company entered into a Letter Agreement and related Securities Purchase Agreement with the United States Department of the Treasury (the “Department of Treasury”) in accordance with the terms of the Department of Treasury’s TARP Capital Purchase Program. Pursuant to the Letter Agreement and Securities Purchase Agreement, the Company issued 6,970 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and a warrant for the purchase of 349 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “warrant”) to the Department of Treasury for an aggregate purchase price of $6,970,000 in cash.

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

The Purchase Agreement also subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the “EESA”), as modified by the American Recovery and Reinvestment Act of 2009. The Company will take all necessary action to ensure that its benefit plans with respect to senior executive officers continue to comply with Section 111(b) of the EESA and has agreed to not adopt any benefit plans with respect to, or which cover, its senior executive officers that do not comply with the EESA, and the applicable executives have consented to the foregoing.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Table dollar amounts in thousands, except share data)

NOTE 10 - CAPITAL REQUIREMENTS

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

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

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Table dollar amounts in thousands, except share data)

NOTE 10 - CAPITAL REQUIREMENTS (Continued)

The actual capital levels and minimum required levels for the Bank were as follows at December 31:

	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2009

Total capital (to risk-weighted assets)	$28,647	11.5%	$19,869	8.0%	$24,837	10.0%

Tier 1 capital (to risk-weighted assets)	25,532	10.3	9,935	4.0	14,902	6.0

Tier 1 capital (to average assets)	25,532	7.7	13,272	4.0	16,590	5.0

2008

Total capital (to risk-weighted assets)	$24,930	10.5%	$18,951	8.0%	$23,689	10.0%

Tier 1 capital (to risk-weighted assets)	21,965	9.3	9,476	4.0	14,214	6.0

Tier 1 capital (to average assets)	21,965	7.6	11,525	4.0	14,407	5.0

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits (as defined in such regulations) for the current year plus those for the previous two years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. At December 31, 2009, regulatory approval is required for all dividend declarations by both the Bank and the Company. As a result of informal discussions with the regulators, management has agreed to maintain a ratio of total capital to risk-weighted assets of 11.5% at December 31, 2009.

At December 31, 2009, the Bank was categorized by its regulators as well capitalized in accordance with the regulatory criteria discussed above for all capital measurements.

NOTE 11 - RETIREMENT PLANS

The Company maintains a profit sharing/401(k) plan, which covers substantially all employees. Employees may make contributions to the plan. Employer contributions to the plan are determined at the discretion of the Board of Directors. Annual employer contributions are charged to expense. Profit sharing/401(k) expense was $31,000 and $30,000 in 2009 and 2008, respectively.

The Company also maintains a nonqualified retirement program for directors. Expense for the directors’ retirement program was $41,000 and $49,000 in 2009 and 2008, respectively.

Under agreements with the Company, certain members of the Board of Directors have elected to defer their directors’ fees. The cumulative amount of deferred directors’ fees (included in other liabilities on the Company’s balance sheet) was $912,000 and $816,000 at December 31, 2009 and 2008, respectively. The liabilities for the nonqualified retirement program for directors and for directors’ deferred fees are not secured by any assets of the Company. Deferred directors’ fees accounts are credited with interest at 3.02%.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Table dollar amounts in thousands, except share data)

NOTE 12 - INCOME TAXES

Income tax benefit consists of the following:

	2009	2008
Currently payable tax
Federal	$(143)	$(459)
State	15	15
Deferred tax	(887)	(801)

Income tax benefit	$(1,015)	$(1,245)

Income tax benefit differs from federal statutory rates applied to financial statement income due to the following:

	2009	2008
Federal rate of 34 percent	$(655)	$(858)
Add (subtract) effect of
Tax-exempt income, net of nondeductible interest expense	(159)	(158)
State income tax, net of federal benefit	(119)	(149)
Cash value of life insurance	(79)	(75)
Other items, net	(3)	(5)

Income tax benefit	$(1,015)	$(1,245)

Year end deferred tax assets and liabilities were due to the following:

	2009	2008
Deferred tax assets
Allowance for loan losses	$1,809	$1,243
Deferred compensation	501	449
Other-than-temporary-impairment	200	200
Loss carryforward	254	107
AMT carryover	273	66
Net unrealized losses on securities available for sale	153	287
Other	135	87

Total	3,325	2,439

Deferred tax liabilities
Accumulated depreciation	(548)	(526)
Deferred loan fees and costs, net	(146)	(76)
Prepaid expenses	(63)	(89)
Federal Home Loan Bank stock dividends	(522)	(522)
Other	(149)	(88)

Total	(1,428)	(1,301)

Net deferred tax asset	$1,897	$1,138

The deferred tax asset is in other assets on the Company’s balance sheet.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Table dollar amounts in thousands, except share data)

NOTE 13 - LOSS PER SHARE

The factors used in the loss per common share computation follow:

	2009	2008
Basic
Net loss	$(912)	$(1,279)
Less: Accretion of discount on preferred stock	(36)	—
Dividends on preferred stock	(238)	—

Net loss available to common shareholders	$(1,186)	$(1,279)

Weighted-average common shares outstanding	1,245,267	1,246,025

Basic loss per share	$(0.95)	$(1.03)

Diluted
Net loss	$(912)	$(1,279)
Less: Accretion of discount on preferred stock	(36)	—
Dividends on preferred stock	(238)	—

Net loss available to common shareholders	$(1,186)	$(1,279)

Weighted-average common shares outstanding for basic earnings per share	1,245,267	1,246,025
Add dilutive effects of assumed exercise of stock options	—	—

Average shares and dilutive potential common shares	1,245,267	1,246,025

Diluted loss per share	$(0.95)	$(1.03)

There were 32,630 and 42,030 anti-dilutive shares at December 31, 2009 and 2008, respectively.

NOTE 14 - STOCK OPTIONS

The Company has a nonqualified stock option plan (“Plan”) to attract, retain, and reward senior officers and directors and provide them with an opportunity to acquire or increase their ownership interest in the Company.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Table dollar amounts in thousands, except share data)

NOTE 14 - STOCK OPTIONS (Continued)

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

A summary of the activity in the Plan follows:

	2009	2008
Expected volatility	14.89% - 16.77%	10.62% - 14.40%
Weighted-average volatility	16.08%	13.82%
Expected dividends	0.00% - 0.60%	0.89% - 1.02%
Expected term (in years)	5	5
Risk-free rate	1.60% - 2.38%	3.00% - 3.57%

A summary of option activity under the Plan as of December 31, 2009, and changes during the year then ended, is presented below:

	2009
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	42,030	$19.73
Granted	5,700	14.92
Exercised	—	—
Forfeited or expired	(11,400)	15.36

Outstanding, end of year	36,330	$20.35	6.0	—

Exercisable, end of year	9,340	$20.22	4.5

The weighted-average grant-date fair value of options granted during the years 2009 and 2008 was $2.47 and $4.06, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009 and 2008, was $0 and $16,900, respectively.

As of December 31, 2009, there was $103,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of six years.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Table dollar amounts in thousands, except share data)

NOTE 14 - STOCK OPTIONS (Continued)

During 2009, the Company recognized approximately $13,000 of share-based compensation expense and approximately $5,000 of tax benefit related to the share based compensation expense.

Cash received from option exercise under all share-based payment arrangements for the years ended December 31, 2009 and 2008 was $0 and $14,000, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $0 and $1,000, respectively, for the years ended December 31, 2009 and 2008.

NOTE 15 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows:

	2009	2008

Net unrealized gain (loss) on securities available-for-sale	$397	$(944)
Less reclassification adjustment for realized (gains) losses included in income	(50)	406

Other comprehensive loss, before tax effect	347	(538)
Tax (benefit) expense	134	(208)

Other comprehensive income (loss)	$213	$(330)

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end.

	2009	2008

Financial standby letters of credit	$1,534	$1,460
Commitments to originate loans	1,948	1,094
Unused lines of credit and letters of credit	69,356	72,127
Performance standby letters of credit	136	240

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Table dollar amounts in thousands, except share data)

NOTE 17 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Table dollar amounts in thousands, except share data)

NOTE 17 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Available-for-sale Securities

If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include all available-for-sale securities. Third party vendors compile prices from various sources and may apply such techniques as matrix pricing to determine the value of identical or similar investment securities (Level 2). Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather on the investment securities’ relationship to other benchmark quoted investment securities. The following tables are as of December 31, 2009 and December 31, 2008, respectively:

		At December 31, 2009
		Fair Value Measurements Using
	Fair Value
		Level 1	Level 2	Level 3
Available for sale securities:
U.S. government agencies	$17,691		$17,691
State and political subdivisions	15,339		15,339
Mortgage-backed securities	11,131		11,131
Preferred stock	20		20
SBA guaranteed	363		363

Total available for sale securities	$44,544	—	$44,544	—

		At December 31, 2008
		Fair Value Measurements Using
	Fair Value
		Level 1	Level 2	Level 3
Available for sale securities:
U.S. government agencies	$10,110		$10,110
State and political subdivisions	10,745		10,745
Mortgage-backed securities	4,724		4,724
Preferred stock	6		6
SBA guaranteed	387		387

Total available for sale securities	$25,972	—	$25,972	—

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying December 31, 2009 and December 31, 2008 balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Table dollar amounts in thousands, except share data)

NOTE 17 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Impaired Loans (Collateral Dependent)

Loans for which it is probable that the Bank will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral-dependent loans.

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value.

Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method. The following tables are as of December 31, 2009 and December 31, 2008, respectively:

		At December 31, 2009
		Fair Value Measurements Using
	Fair Value
		Level 1	Level 2	Level 3

Impaired loans	$5,965	—	—	$5,965

		At December 31, 2008
		Fair Value Measurements Using
	Fair Value
		Level 1	Level 2	Level 3

Impaired loans	$2,572	—	—	$2,572

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Table dollar amounts in thousands, except share data)

NOTE 17 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The carrying amount and estimated fair value of financial instruments at year end are as follows:

	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$25,848	$25,848	$15,825	$15,825
Interest-bearing time deposits	618	618	992	992
Securities available for sale	44,544	44,544	25,972	25,972
Loans held for sale	1,698	1,698	1,410	1,410
Loans receivable, net	232,972	233,261	219,615	220,502
Federal Home Loan Bank stock	5,398	5,398	5,398	5,398
Interest receivable	1,266	1,266	1,089	1,089

Financial liabilities
Deposits	298,311	299,075	253,515	253,792
Federal Home Loan Bank advances	13,000	13,209	17,000	17,097
Other borrowings	1,800	1,800	2,000	2,000
Subordinated debentures	3,609	1,138	3,609	3,609
Interest payable	403	403	499	499

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing time deposits, loans held for sale, Federal Home Loan Bank stock, interest receivable and payable, deposits due on demand, variable rate loans and other borrowings. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans and time deposits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. The fair values of fixed rate Federal Home Loan Bank advances and subordinated debentures are based on current rates for similar financing. The fair value of off-balance-sheet items, which is based on the current fees or cost that would be charged to enter into or terminate such arrangements, is immaterial.

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

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Table dollar amounts in thousands, except share data)

NOTE 18 - CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	December 31,
	2009	2008
Assets
Cash on deposit with the Bank	$2,450	$339
Investment in common stock of the Bank	25,296	21,511
Other assets	375	381

Total assets	$28,121	$22,231

Liabilities
Other borrowings	$1,800	$2,000
Long-term debt	3,609	3,609
Other liabilities	5	9

Total liabilities	5,414	5,618

Stockholders’ Equity	22,707	16,613

Total liabilities and stockholders’ equity	$28,121	$22,231

Condensed Statements of Operations

	Years Ended December 31,
	2009	2008
Income	$7	$357

Expenses
Interest expense	176	257
Other expenses	212	244

Total expenses	388	501

Loss Before Income Tax and (Distributions in Excess of) Undistributed Income of the Bank	(381)	(144)

Income Tax Benefit	(147)	(191)

Income (Loss) Before Equity in Undistributed Loss of the Bank	(234)	47

Equity in Undistributed Loss of the Bank	(678)	(1,326)

Net Loss	$(912)	$(1,279)

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Table dollar amounts in thousands, except share data)

NOTE 18 - CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2009	2008
Operating Activities
Net loss	$(912)	$(1,279)
Equity in undistributed loss of the Bank	678	1,326
Compensation cost of stock options	13	16
Tax benefit of stock options exercised	—	(1)
Other changes	2	(20)

Net cash provided by (used in) operating activities	(219)	42

Investing Activity
Investment in Bank	(4,250)	(2,000)

Financing Activities
Proceeds from issuance of preferred stock	6,970	—
Proceeds from borrowings	—	2,000
Repayment of borrowings	(200)	—
Purchase of stock	—	(165)
Exercise of stock options	—	14
Tax benefit of stock options exercised	—	1
Dividends paid on common stock	—	(225)
Dividends paid on preferred stock	(190)	—

Net cash provided by financing activities	6,580	1,625

Net Change in Cash on Deposit With the Bank	2,111	(333)

Cash on Deposit With the Bank at Beginning of Year	339	672

Cash on Deposit With the Bank at End of Year	$2,450	$339

NOTE 19 - SUBSEQUENT EVENT

On January 29, 2010, the Bank took possession of and transferred three properties into other real estate owned. These properties totaled $2,225,000 and consisted of a single-family residence, a three unit commercial real estate property and an eight unit condominium construction project. As a result of taking possession of these three properties, they were written down a total of $109,000, which was previously reserved for as of December 31, 2009.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 (e) promulgated under the Exchange Act) as of December 31, 2009. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter ending December 31, 2009, that have materially affected or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Based on our assessment as of December 31, 2009, we make the following assertion:

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

•

Management evaluated the Company’s internal control over financial reporting as of December 31, 2009. The assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Framework.

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

For information relating to the Company’s directors, the section captioned “Proposal 1—Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 26, 2010 is incorporated herein by reference.

Executive Officers

For information relating to officers of the Company, the section captioned “Executive Officers” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 26, 2010 is incorporated herein by reference.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, the cover page to this Annual Report on Form 10-K and the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 26, 2010 are incorporated by reference.

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

Corporate Governance

For information regarding the Audit Committee and its composition and the Audit Committee financial expert, the section captioned “Meetings and Committees of the Board – Audit Committee” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 26, 2010 is incorporated herein by reference.

Item 11. Executive Compensation

The information relating to director and executive compensation is incorporated herein by reference to the section titled “Executive Compensation” contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 26, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the sections titled “Voting Security Ownership of Certain Beneficial Owners and Management” contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2010. The Company’s management knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan information as of December 31, 2009:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans*
	A	B	C
Equity compensation plans approved by security holders	36,330	$20.35	77,695
Equity compensation plans not approved by security holders	0	N/A	0

Total	36,330	$20.35	77,695

*	Excluding securities reflected in column A.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Review, Approval or Ratification of Transactions with Related Persons” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 26, 2010 is incorporated by reference.

Corporate Governance

For information regarding director independence, the section captioned “Corporate Governance—Director Independence” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 26, 2010 is incorporated by reference.

Item 14. Principal Accountant Fees and Services

The information relating to the principal accountant fees and expenses is incorporated herein by reference to the section captioned “Relationship with Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 26, 2010.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) and (2) The following is a list of the financial statements of Community Financial Shares, Inc. included in this annual report on Form 10-K which are filed herewith in response to Part II Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008.

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009 and 2008.

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008.

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

COMMUNITY FINANCIAL SHARES, INC.
Registrant

By	/s/ Scott W. Hamer
President and Chief Executive Officer
Date	March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2010 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Donald H. Fischer	Chairman of the Board
Donald H. Fischer

/s/ Scott W. Hamer	Director, President and Chief Executive Officer (Principal Executive Officer)
Scott W. Hamer

/s/ Eric J. Wedeen	Vice President and Chief Financial Officer
Eric J. Wedeen	(Principal Accounting and Financial Officer)

/s/ William F. Behrmann	Director
William F. Behrmann

/s/ Penny A. Belke	Director
Penny A. Belke

/s/ H. David Clayton	Director
H. David Clayton

/s/ Raymond A. Dieter, Jr.	Director
Raymond A. Dieter, Jr.

/s/ Robert F. Haeger	Director
Robert F. Haeger

/s/ Mary Beth Moran	Director
Mary Beth Moran

/s/ Joseph S. Morrissey	Director
Joseph S. Morrissey

/s/ John M. Mulherin	Director
John M. Mulherin

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1.1	Certificate of Incorporation of Community Financial Shares, Inc. (Incorporated by reference to Exhibit 3.1.1 to the Company’s Form 10-K for the year ended December 31, 2006)

3.1.2	Certificate of Amendment to the Certificate of Incorporation of Community Financial Shares, Inc. as amended November 29, 2006. (Incorporated by reference to Exhibit 3.1.2 to the Company’s Form 10-K for the year ended December 31, 2006)

3.2	Bylaws of Community Financial Shares, Inc. (Incorporated by reference to Annex B to the Company’s Registration Statement on Form S-4, File No. 333-46622, filed September 26, 2000)

4.1	Specimen Common Stock certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 2005)

4.2	Community Bank–Wheaton/Glen Ellyn Non-Qualified Stock Option Plan, as amended effective November 29, 2006. (Incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K for the year ended December 31, 2006)*

10.0	Form of Community Bank Directors Retirement Plan agreement (Incorporated by reference to Exhibit 10.0 to the Company’s Form 10-KSB for the year ended December 31, 2000)*

10.1	Form of Community Bank Directors Deferred Compensation Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2005)*

10.2	Form of change of control letter agreement (Incorporated by reference to Exhibit 10.0 to the Company’s Form 10-QSB for the quarterly period ended June 30, 2002)*

10.3	Employment agreement between Community Financial Shares, Inc., Community Bank Wheaton/Glen Ellyn and Donald H. Fischer dated November 28, 2006. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2006)*

10.4	Change in Control Agreement between Community Bank-Wheaton/Glen Ellyn and Eric Wedeen dated March 27, 2009* (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2008)

*10.5	Long-Term Restricted Stock Unit Agreement between Community Financial Shares, Inc. and Scott W. Hamer* (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 23, 2010)

EXHIBIT INDEX (Continued)

11.0	Statement re: Computation of Per Share Earnings is incorporated herein by reference to Part II, Item 8, “Financial Statements”

14.0	Code of Ethics – A copy of the Code of Ethics is incorporated herein. (Incorporated by reference to Exhibit 14.0 to the Company’s Form 10-K for the year ended December 31, 2006)

**21.0	Subsidiaries of the Company.

**23.0	Consent of Independent Registered Public Accounting Firm (filed herein)

**31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

**31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

**32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

**32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

**99.1	31 C.F.R. Section 30.15 Certification of Chief Executive Officer

**99.2	31 C.F.R. Section 30.15 Certification of Chief Financial Officer

*	Denotes management contract or compensatory plan.

**	Exhibit filed herewith.