Form 10-Q
period 2010-03-31
COMMUNITY FINANCIAL SHARES INC
filed 2010-05-14
CIK 1123735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2010
Common Stock, no par value per share	1,245,267 shares

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and due from banks	$7,127	$7,186
Interest-bearing deposits	17,919	18,662

Cash and cash equivalents	25,046	25,848

Interest-bearing time deposits	618	618
Securities available for sale	44,821	44,544
Loans held for sale	1,680	1,698
Loans, less allowance for loan losses of $4,799 and $4,812 at March 31, 2010 and December 31, 2009, respectively	228,949	232,972
Foreclosed assets	3,861	2,396
Real estate held for investment	2,956	—
Prepaid FDIC assessment	1,997	2,160
Federal Home Loan Bank stock	5,398	5,398
Premises and equipment, net	15,733	15,864
Cash value of life insurance	5,759	5,700
Interest receivable and other assets	4,706	4,332

Total assets	$341,524	$341,530

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$297,740	$298,311
Federal Home Loan Bank advances	13,000	13,000
Other borrowings	1,700	1,800
Subordinated debentures	3,609	3,609
Interest payable and other liabilities	2,454	2,103

Total liabilities	318,503	318,823

Commitments and contingent liabilities

Shareholders’ equity
Common stock—no par value, 5,000,000 shares authorized; 1,245,267 shares issued and outstanding	—	—
Preferred stock—$1.00 par value, 1,000,000 shares authorized; 7,319 shares issued and outstanding	7	7
Paid-in capital	11,896	11,877
Retained earnings	11,064	11,064
Accumulated other comprehensive income (loss)	54	(241)

Total shareholders’ equity	23,021	22,707

Total liabilities and shareholders’ equity	$341,524	$341,530

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2010 and 2009

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Interest and dividend income
Interest and fees on loans	$3,132	$3,064
Securities:
Taxable	333	227
Exempt from federal income tax	142	125
Other interest income	12	11

Total interest and dividend income	3,619	3,427
Interest expense
Deposits	836	1,247
Federal Home Loan Bank advances and other borrowed funds	128	132
Subordinated debentures	17	32

Total interest expense	981	1,411

Net interest income	2,638	2,016
Provision for loan losses	240	90

Net interest income after provision for loan losses	2,398	1,926
Non-interest income
Service charges on deposit accounts	129	159
Gain on sale of loans	166	233
Gain on sale of securities	—	50
Gain (loss) on sale of foreclosed assets	16	(63)
Other non-interest income	172	149

Total non-interest income	483	528

Non-interest expense
Salaries and employee benefits	1,411	1,289
Net occupancy and equipment expense	347	375
Data processing expense	267	215
Advertising and promotions	63	67
Professional fees	177	115
Other real estate owned expenses	102	—
FDIC insurance premiums	184	84
Other operating expenses	278	282

Total non-interest expense	2,829	2,427

Income before income taxes	52	27
Benefit for income taxes	(58)	(55)

Net income	110	82

Preferred stock dividend and accretion	(109)	—

Net income available to common shareholders	$1	$82

Earnings per share
Basic	$0.00	$0.07
Diluted	$0.00	$0.07
Average shares outstanding basic	1,245,267	1,245,267
Average shares outstanding diluted	1,245,267	1,245,344
Dividends per share	$0.00	$0.00

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2010 and 2009

(In thousands, except share and per share data)

(Unaudited)

	Number of Common Shares	Preferred Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total Shareholders’ Equity
Balance at January 1, 2010	1,245,267	$7	$11,877	$11,064	$(241)	$22,707
Net income	—	—	—	110	—	110
Change in unrealized net gain on securities available for sale, net of tax effects	—	—	—	—	295	295

Total comprehensive income						405
Preferred stock dividends (5%)	—	—	—	(95)	—	(95)
Discount on preferred stock	—	—	15	(15)	—	—
Stock option expense	—	—	4	—	—	4

Balance at March 31, 2010	1,245,267	$7	$11,896	$11,064	$54	$23,021

Balance at January 1, 2009	1,245,267	—	$4,866	$12,201	$(454)	$16,613
Net income	—	—	—	82	—	82
Change in unrealized net loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	37	37

Total comprehensive income						119
Stock option expense	—	—	4	—	—	4

Balance at March 31, 2009	1,245,267	—	$4,870	$12,283	$(417)	$16,736

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2010 and 2009

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$110	$82
Adjustments to reconcile net income to net cash from operating activities
Amortization on securities, net	34	4
Depreciation	165	159
Provision for loan losses	240	90
Gain on sale of securities	—	(50)
(Gain) loss on sale of foreclosed assets	(16)	63
Gain on sale of loans	(166)	(233)
Originations of loans for sale	(10,021)	(12,291)
Proceeds from sales of loans	10,187	12,524
Compensation cost of stock options	4	4
Change in cash value of life insurance	(59)	(56)
Change in interest receivable and other assets	(5,595)	(244)
Change in interest payable and other liabilities	350	96

Net cash from (used in) operating activities	(4,767)	148
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(3,502)	(10,097)
Proceeds from maturities and calls of securities available for sale	3,673	2,778
Proceeds from sales of securities available for sale	—	3,054
Proceeds from sale other real estate owned	851	—
Net change in loans	3,742	3,689
Property and equipment expenditures, net	(33)	(77)

Net cash from (used in) investing activities	4,731	(653)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in:
Non-interest bearing and interest bearing demand deposits and savings	5,162	12,171
Certificates and other time deposits	(5,733)	1,540
Proceeds of borrowings	4,000	2,000
Repayments of borrowings	(4,100)	(2,000)
Dividends paid on preferred stock	(95)	—

Net cash from (used in) financing activities	(766)	13,711

Change in cash and cash equivalents	(802)	13,206

Cash and cash equivalents at beginning of period	25,848	15,825

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,046	$29,031

Supplemental disclosures
Interest paid	$1,201	$1,730
Income taxes paid	—	—
Transfers from loans to foreclosed assets and real estate held for investment	4,766	—

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

March 31, 2010 and 2009

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are consistent with those used in the preparation of annual consolidated financial statements. The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management of Community Financial Shares, Inc. (the “Company”), for a fair statement of results for the interim periods presented. Results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial period and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the U.S. Securities and Exchange Commission on March 31, 2010. The condensed consolidated balance sheet of the Company as of December 31, 2009 has been derived from the audited consolidated balance sheet as of that date.

NOTE 2 – EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2010	2009
(in thousands)
Net income	$110	$82
Less: Accretion of discount on preferred stock	(15)	—
Dividends on preferred stock	(94)	—

Income available to common shareholders	$1	$82

Weighted Average Shares outstanding	1,245,267	1,245,267
Effect of dilutive securities:
Stock options	—	77

Shares used to compute diluted earnings per share	1,245,267	1,245,344

Earnings per share:
Basic	$0.00	$0.07
Diluted	0.00	0.07

There were 36,330 and 34,730 anti-dilutive shares at March 31, 2010 and 2009, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

March 31, 2010 and 2009

NOTE 3 – CAPITAL RATIOS

At the dates indicated, the capital ratios of Community Bank-Wheaton/Glen Ellyn, the Company’s wholly owned subsidiary (the “Bank”), were as follows:

	March 31, 2010		December 31, 2009
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$28,777	11.7%	$28,647	11.5%
Tier I capital (to risk-weighted assets)	25,703	10.5%	25,532	10.3%
Tier I capital (to average assets)	25,703	7.6%	25,532	7.7%

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits (as defined in such regulations) for the current year plus those for the previous two years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. At March 31, 2010, regulatory approval is required for all dividend declarations by both the Bank and the Company. As a result of informal discussions with the Bank’s regulators, management has agreed to maintain a ratio of total capital to risk-weighted assets of 11.5%.

At both March 31, 2010 and December 31, 2009, the Bank was categorized by its regulators as well capitalized in accordance with all regulatory capital requirements.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The fair value of securities available for sale at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U. S. government agencies	$16,646	$51	$(66)
State and political subdivisions	15,416	270	(368)
Mortgage-backed securities – Government sponsored entities	12,387	205	(3)
Preferred stock	18	3	—
SBA guaranteed	354	—	(4)

	$44,821	$529	$(441)

	December 31, 2009
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U. S. government agencies	$17,691	$21	$(326)
State and political subdivisions	15,339	213	(425)
Mortgage-backed securities – Government sponsored entities	11,131	136	(17)
Preferred stock	20	5	—
SBA guaranteed	363	1	(2)

	$44,544	$376	$(770)

Securities classified as U. S. government agencies include notes issued by government-sponsored enterprises such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank. The SBA-guaranteed securities are pools of loans guaranteed by the Small Business Administration.

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009:

	March 31, 2010
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$6,930	$(66)	$—	$—	$6,930	$(66)
State and political subdivisions	3,949	(68)	4,597	(300)	8,546	(368)
Mortgage-backed securities – Government sponsored entities	1,294	(3)	—	—	1,294	(3)
SBA guaranteed	144	(1)	160	(3)	304	(4)

Total temporarily impaired securities	$12,317	$(138)	$4,757	$(303)	$17,074	$(441)

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$12,665	$(326)	$—	$—	$12,665	$(326)
State and political subdivisions	4,456	(85)	4,558	(340)	9,014	(425)
Mortgage-backed securities – Government sponsored entities	3,315	(16)	99	(1)	3,414	(17)
SBA guaranteed	—	—	164	(2)	164	(2)

Total temporarily impaired securities	$20,436	$(427)	$4,821	$(343)	$25,257	$(770)

U.S. Government Agencies

The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2010.

State and Political Subdivisions

The unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2010.

Unrealized gains and losses within the investment portfolio are determined to be temporary. The Company has performed an evaluation of its investments for other than temporary impairment and there was no impairment identified during the first quarter of 2010. The entire portfolio is classified as available for sale, however, management has no specific intent to sell any securities, and it is more likely than not that the Company will not have to sell any security before recovery of its amortized cost basis.

The fair values of securities available for sale at March 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$128	$129
Due after one year through five years	2,091	2,128
Due after five years through ten years	4,682	4,679
Due after ten years	25,275	25,127

Mortgage-backed securities	12,185	12,387
Preferred stock	15	18
SBA guaranteed	357	353

	$44,733	$44,821

Securities with a carrying value of approximately $14.6 million at March 31, 2010 were pledged to secure public deposits, Federal Home Loan Bank advances and for other purposes as required or permitted by law.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income components and related taxes for the three months ended March 31, 2010 and 2009 were as follows:

	2010	2009
Net unrealized gains (losses) on securities available for sale	$88	$(681)
Less reclassification adjustment for realized gains included in income	—	—

Other comprehensive gain (loss) before tax effect	88	(681)
Tax expense (benefit)	34	(264)

Accumulated other comprehensive income (loss)	$54	$(417)

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

Available for Sale Securities

If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include certain collateralized mortgage and debt obligations and certain municipal securities. Third party vendors compile prices from various sources and may apply such techniques as matrix pricing to determine the value of identical or similar investment securities (Level 2). Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather on the investment securities’ relationship to other benchmark quoted investment securities. The following tables are as of March 31, 2010 and December 31, 2009, respectively:

		At March 31, 2010
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. government agencies	$16,646		$16,646
State and political subdivisions	15,416		15,416
Mortgage-backed securities – Government sponsored entities	12,387		12,387
Preferred stock	18		18
SBA guaranteed	354		354

Total available for sale securities	$44,821	—	$44,821	—

		At December 31, 2009
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. government agencies	$17,691		$17,691
State and political subdivisions	15,339		15,339
Mortgage-backed securities – Government sponsored entities	11,131		11,131
Preferred stock	20		20
SBA guaranteed	363		363

Total available for sale securities	$44,544	—	$44,544	—

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying March 31, 2010 and December 31, 2009 balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans (Collateral Dependent)

Loan impairment is reported when scheduled payments under contractual terms are deemed uncollectible. Impaired loans are carried at fair value as estimated using current and prior appraisals, discounting factors, the borrower’s financial ability to repay, estimated cash flows from the property and other relevant factors. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses recorded in current earnings. The following tables are as of March 31, 2010 and December 31, 2009, respectively:

		At March 31, 2010
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Impaired loans	$6,518	—	—	$6,518

		At December 31, 2009
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Impaired loans	$5,965	—	—	$5,965

The carrying amount and estimated fair value of financial instruments at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$25,046	$25,046	$25,848	$25,848
Interest bearing time deposits	618	618	618	618
Securities available for sale	44,821	44,821	44,544	44,544
Loans held for sale	1,680	1,680	1,698	1,698
Loans receivable, net	228,949	228,893	232,972	233,261
Federal Home Loan Bank stock	5,398	5,398	5,398	5,398
Interest receivable	1,398	1,398	1,266	1,266

Financial liabilities
Deposits	297,740	301,693	298,311	299,075
Federal Home Loan Bank advances	13,000	12,976	13,000	13,209
Other borrowings	1,700	1,700	1,800	1,800
Subordinated debentures	3,609	1,144	3,609	1,138
Interest payable	299	299	403	403

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing time deposits, loans held for sale, Federal Home Loan Bank stock, interest receivable and payable, deposits due on demand, variable rate loans and other borrowings. For fixed rate loans and time deposits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. The fair value of fixed rate Federal Home Loan Bank advances and subordinated debentures are based on current rates for similar financing. The fair value of off-balance-sheet items, which is based on the current fees or cost that would be charged to enter into or terminate such arrangements, is immaterial.

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

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued new a new standard regarding accounting for transfers and servicing of financial assets and extinguishments of liabilities. The new standard requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

At the same time, the FASB also issued another new standard regarding consolidation of variable interest entities, which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.

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

The two new standards discussed above are effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted. The Company is currently evaluating the potential impact, if any, of the adoption of these two statements on the Company.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

•

the strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company’s assets;

•	the potential impact of the Company’s participation in the U.S. Department of Treasury’s Troubled Asset Relief Program’s Capital Purchase Program;

•	the economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks;

•	the effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters;

•	the failure of assumptions underlying the establishment of our allowance for loan losses, that may prove to be materially incorrect or may not be borne out by subsequent events;

•	the success and timing of our business strategies and our ability to effectively carry out our business plan;

•	increased loan delinquencies;

•	an escalation in problem assets and foreclosures;

•

a reduction in the value of the collateral for loans made by us, especially real estate, which, in turn would likely reduce our customers’ borrowing power and the value of assets and collateral associated with our existing loans;

•	a reduction in the value of certain assets held by us;

•	an inability to meet our liquidity needs;

•

the effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the Securities and Exchange Commission, or the SEC, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters;

•

the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (“FRB”), inflation, interest rate, market and monetary fluctuations;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;

•	the imposition of enforcement action by bank regulatory authorities upon the Bank or the Company;

•	further governmental action as a result of our inability to comply with regulatory agreements;

•	unanticipated regulatory or judicial proceedings;

•	changes in consumer spending and savings habits;

•	the effects of terrorism and efforts to combat it;

•	our ability to effectively manage market risk, credit risk and operational risk;

•	the ability of the Company to compete with other financial institutions as effectively as the Company currently intends due to increases in competitive pressures in the financial services sector;

•	the inability of the Company to obtain new customers and to retain existing customers;

•	the timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet;

•

technological changes implemented by the Company and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers;

•	the ability of the Company to develop and maintain secure and reliable electronic systems;

•	the ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner;

•	consumer spending and saving habits which may change in a manner that affects the Company’s business adversely;

•	business combinations and the integration of acquired businesses which may be more difficult or expensive than expected;

•	the costs, effects and outcomes of existing or future litigation;

•	the ability of the Company to manage the risks associated with the foregoing as well as anticipated;

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

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

Total assets at March 31, 2010 were $341.5 million, which represented no change when compared to December 31, 2009. Decreases in loans receivable and cash and cash equivalents were offset by increases in other real estate owned, real estate held for investment and investment securities. Loans receivable decreased $4.0 million, or 1.7%, to $228.9 million at March 31, 2010 from $232.9 million at December 31, 2009 and cash and cash equivalents decreased $802,000, or 3.1%, to $25.0 million at March 31, 2010 from $25.8 million at December 31, 2009. Other real estate owned increased $1.5 million, or 61.2%, to $3.9 million at March 31, 2010 from $2.4 million at December 31, 2009. In addition, real estate held for investment increased to $3.0 million at March 31, 2010 from zero at December 31, 2009 and investment securities increased $277,000, or 0.6%, to $44.8 million at March 31, 2010 from $44.5 million at December 31, 2009. The decrease in loans and increases in other real estate owned and real estate held for investment during the three months ended March 31, 2010 is primarily due to the Bank (1) taking possession of three properties and transferring them to other real estate owned and (2) accepting a deed in lieu of foreclosure on another property, which has been leased. Included in other real estate owned are three one-to-four family residences, two multi-unit condominium buildings and two mixed use commercial/residential properties.

Total liabilities at March 31, 2010 were $318.5 million, which represented a slight decrease of $320,000, or 0.10%, compared to $318.8 million at December 31, 2009. Deposits decreased $571,000, or 0.2%, to $297.7 million at March 31, 2010 from $298.3 million at December 31, 2009. This decrease primarily consists of decreases in: (1) interest bearing demand deposit accounts of $3.4 million, or 4.4%, to $74.1 million at March 31, 2010 from $77.5 million at December 31, 2009; (2) money market accounts of $1.3 million, or 3.1%, to $41.6 million at March 31, 2010 from $42.9 million at December 31, 2009; and (3) certificates of deposit of $5.7 million, or 4.7%, to $116.1 million at March 31, 2010 from $121.8 million at December 31, 2009. These decreases were partially offset by an increase in regular savings accounts of $10.3 million, or 39.2%, to $36.4 million at March 31, 2010 from $26.1 million at December 31, 2009. The increase in regular savings accounts is partially due to the introduction of a high rate savings account recently introduced by the Bank. The percentage of regular savings accounts to total deposits increased to 12.2% at March 31, 2010 from 8.7% at December 31, 2009 and the percentage of certificates of deposit to total deposits decreased to 38.8% at March 31, 2010 from 40.5% at December 31, 2009. Borrowed money, consisting of Federal Home Loan Bank advances and other borrowings, decreased $100,000, or 0.6%, to $14.7 million at March 31, 2010 from $14.8 million at December 31, 2009.

Stockholders’ equity increased $314,000, or 1.4%, to $23.0 million at March 31, 2010 from $22.7 million at December 31, 2009. The increase in stockholders’ equity for the three months ended March 31, 2010 was primarily due to an increase of $295,000 in the Company’s accumulated other comprehensive income relating to the change in fair value of its available-for-sale investment portfolio and the Company’s increased net income for the three months ended March 31, 2010. As of March 31, 2010 there were 1,245,267 shares of Company common stock outstanding, resulting in a tangible book value of $12.85 per share at that date.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009

General. The Company’s net income increased $28,000 to $110,000 for the three months ended March 31, 2010, from $82,000 for the three months ended March 31, 2009. Due to the effect of preferred stock dividends, net income available to common shareholders totaled $1,000 for the three months ended March 31, 2010. This represents basic and diluted earnings per share of $0.00 per share for the three months ended March 31, 2010 compared to $0.07 per share for the three months ended March 31, 2009. The increase in net income during the first quarter of 2010 is the result of the combined effect of a $622,000 increase in net interest income offset by a $150,000 increase in the Bank’s provision for loan losses a $402,000 increase in noninterest expense and a $45,000 decrease in noninterest income.

Net interest income. The following table summarizes interest and dividend income and interest expense for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$3,132	$3,064	$68	2.22%
Securities:
Taxable	333	227	106	46.67
Exempt from federal tax	142	125	17	13.60
Other interest income	12	11	1	9.09

Total interest and dividend income	3,619	3,427	192	5.60

Interest expense:
Deposits	836	1,247	(411)	(32.96)
Federal Home Loan Bank advances and other borrowings	128	132	(4)	(3.03)
Subordinated debentures	17	32	(15)	(46.88)

Total interest expense	981	1,411	(430)	(30.46)

Net interest income	$2,638	$2,016	$622	30.85

The following table summarizes average balances and annualized average yields or costs for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010			2009
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Taxable securities	$32,266	$333	4.19%	$17,625	$227	5.24%
Tax-exempt securities	12,996	142	4.42	11,509	125	4.41
Loan receivables	236,191	3,132	5.38	221,391	3,064	5.61
Interest-bearing deposits	16,767	12	0.28	16,251	11	0.25
FHLB stock	5,398	—	0.00	5,398	—	0.00

Total interest-earning assets	303,618	3,619	4.83	272,174	3,427	5.11

Interest-bearing liabilities:
NOW accounts	76,480	126	0.67	59,251	164	1.13
Regular savings	32,582	35	0.44	24,345	9	0.15
Money market accounts	39,960	64	0.65	38,848	157	1.64
Certificates of deposit	117,576	611	2.11	110,795	917	3.36
FHLB advances and other	14,799	128	3.50	19,000	132	2.82
Subordinated debentures	3,609	17	1.90	3,609	32	3.55

Total interest-bearing deposits	$285,006	981	1.40	$255,848	1,411	2.24

Net interest income		$2,638			$2,016

Net interest spread			3.43%			2.87%

Net interest income to average interest-earning assets			3.52%			3.00%

Interest Income. Interest income increased $192,000, or 5.6%, to $3.6 million for the three months ended March 31, 2010, compared to $3.4 million for the same period in 2009. This increase resulted primarily from an increase in average interest-earning assets of $31.4 million, or 11.6%, to $303.6 million for the three months ended March 31, 2010 from $272.2 million for the three months ended March 31, 2009.

Loan interest income increased $68,000, or 2.2%, to $3.1 million for the three months ended March 31, 2010, compared to the comparable prior year period. This increase resulted from an increase in the average balance of loans of $14.8 million to $236.2 million for the three months ended March 31, 2010 from $221.4 million for the comparable prior year period. Partially offsetting this increase was a decrease in the average loan yield of 23 basis points to 5.38% for the three months ended March 31, 2010 from 5.61% for the comparable prior year period. This decrease is partially due to an increase in nonperforming loans. In addition, interest on taxable securities increased $106,000 for the three months ended March 31, 2010 compared to the comparable prior year period. This increase is primarily due to an increase in the average balance of taxable securities of $14.6 million to $32.3 million for the three months ended March 31, 2010 from $17.6 million for the three months ended March 31, 2009. Partially offsetting the increase in the average balance of loans was a decrease in the average yield on taxable securities of 105 basis points to 4.19% for the three months ended March 31, 2010 from 5.24% for the comparable prior year period.

Interest Expense. Interest expense decreased by $430,000, or 30.5%, to $981,000 for the three months ended March 31, 2010, from $1.4 million for the three months ended March 31, 2009. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities of 84 basis points to 1.40% for the three months ended March 31, 2010 from 2.24% for the comparable prior year period. This decrease was partially offset by an increase in the average balance of interest bearing liabilities of $29.2 million to $285.0 million for the three months ended

March 31, 2010 from $255.8 million for the three months ended March 31, 2009. Interest expense resulting from Federal Home Loan Bank advances, subordinated debentures and other borrowings decreased $19,000 during the three months ended March 31, 2010. The average balance on these borrowings decreased $4.2 million to $18.4 million for the three months ended March 31, 2010 from $22.6 million for the comparable prior year period. Partially offsetting this decrease was an increase in the average cost on these borrowings of 24 basis points to 3.18% for the three months ended March 31, 2010 from 2.94% for the comparable period in 2009.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses increased $622,000, or 30.8%, to $2.6 million for the three months ended March 31, 2010 compared to the comparable period in 2009. The Company’s net interest margin expressed as a percentage of average earning assets increased to 3.52% for the three months ended March 31, 2010 as compared to 3.00% for the three months ended March 31, 2009. The yield on average earning assets decreased 28 basis points to 4.83% for the three months ended March 31, 2010 from 5.11% for the comparable period ended March 31, 2009. This decrease in the yield on average earning assets was partially due to an increase in nonperforming loans. The yield on average loans decreased to 5.38% for the three months ended March 31, 2010 from 5.61% for the three months ended March 31, 2009. In addition, there was an 84 basis point decrease in the cost of average interest-bearing liabilities to 1.40% for the three months ended March 31, 2010 as compared to 2.24% for the comparable 2009 period.

Provision for Loan Losses. The Bank’s provision for loan losses increased to $240,000 for the three months ended March 31, 2010 from $90,000 for the comparable period in 2009. The increase in the provision was the result of management’s quarterly analysis of the allowance for loan loss. At March 31, 2010, December 31, 2009 and March 31, 2009, non-performing loans totaled $12.2 million, $15.0 million and $3.0 million, respectively. At March 31, 2010, the ratio of the allowance for loan losses to non-performing loans was 39.2% compared to 32.0% at December 31, 2009 and 104.0% at March 31, 2009. The ratio of the allowance to total loans was 2.05%, 2.02% and 1.45%, at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.

The amounts of the provision and allowance for loan losses are influenced by a number of factors, including current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. Should the local economic climate continue to deteriorate, borrowers may experience increased difficulties paying off loans and the level of non-performing loans, charge-offs, and delinquencies could continue to rise, which would require us to further increase the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions. Management believes that, based on information available at March 31, 2010, the Bank’s allowance for loan losses was adequate to cover probable incurred losses inherent in its loan portfolio at that time. However, no assurances can be given that the Bank’s level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance will not be necessary if economic or other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance. In addition, the FDIC as an integral part of its examination processes, periodically reviews the Bank’s allowance for loan losses and may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management. The FDIC examines the Bank periodically and, accordingly, as part of this examination the allowance is reviewed utilizing specific guidelines. Based upon its review, the FDIC may accordingly from time to time require reserves in addition to those previously provided.

Noninterest Income

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$129	$159	$(30)	(18.86%)
Gain on sale of loans	166	233	(67)	(28.76)
Gain on sale of securities	—	50	(50)	(100.00)
Gain (loss) on sale of foreclosed assets	16	(63)	79	125.40
Other non-interest income	172	149	23	15.44

Total non-interest income	$483	$528	$(45)	(8.52)

Noninterest income totaled $483,000 and $528,000 for the three months ended March 31, 2010 and 2009, respectively. Gain on sale of loans decreased $67,000 to $166,000 for the three months ended March 31, 2010 from $233,000 for the comparable prior year period. The Bank’s mortgage department experienced an increase in loan applications during the first quarter of 2009 due to the lower interest rate environment for mortgage loans. Gain on sale of securities totaled zero and $50,000 for the three months ended March 31, 2010 and 2009 respectively. Partially offsetting these decreases was an increase in gain on sale of foreclosed assets of $79,000 to $16,000 for the three months ended March 31, 2010 from a loss of $63,000 for the prior year comparable period.

Noninterest Expense

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$1,411	$1,289	$122	9.47%
Net occupancy and equipment expense	347	375	(28)	(7.47)
Data processing expense	267	215	52	24.19
Advertising and promotions	63	67	(4)	(5.97)
FDIC insurance premiums	184	84	100	119.05
Professional fees	177	115	62	53.91
Other real estate owned expenses	102	—	102	—
Other operating expenses	278	282	(4)	(1.42)

Total non-interest expenses	$2,829	$2,427	$402	16.56

Noninterest expense increased by $402,000 to $2.8 million for the three months ended March 31, 2010 from $2.4 million for the comparable prior year period. This increase is partially due to an increase in FDIC premiums of $100,000 for the three months ended March 31, 2010 as compared to the prior year period. Salaries and employee benefits expenses increased by $122,000, or 9.5%, to $1.4 million for the three months ended March 31, 2010. This increase is partially the result of annual merit increases and higher health insurance expenses. Professional fees, including legal and audit expenses, increased by $62,000 to $177,000 for the three months ended March 31, 2010. This increase is partially due to higher legal fees associated with foreclosure actions. In addition, other real estate owned expenses increased to $102,000 for the three months ended March 31, 2010 compared to zero for the prior year period. Other operating expenses, including occupancy, data processing, and marketing and advertising expenses, increased by a net $20,000, or 3.0%, to $677,000 for the three months ended March 31, 2010 from $657,000 for the prior year period. Of this increase, $52,000 is related to data processing expense, which is primarily due to increased volume resulting from deposit account growth. This increase was partially offset by lower advertising and promotion expenses, which decreased $4,000 from the prior year period and lower occupancy expenses, which decreased $28,000 due to a successful petition to lower the real estate tax assessments on two Bank properties. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Expense. Income tax benefit totaled $58,000 and $55,000 for the three months ended March 31, 2010 and 2009, respectively.

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2009, which was filed with the U.S. Securities and Exchange Commission on March 31, 2010. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company’s primary source of funds is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is generally restricted under applicable law to net profits in the current year plus those for the previous two years. At March 31, 2010, the Company had liquid assets of $2.2 million.

Contractual Obligations

The following table discloses contractual obligations of the Company as of March 31, 2010:

(Dollars in Thousands)	2010	2011	2012	2013	2014	2015 and after	Total
Federal Home Loan Bank advances	$4,500	$2,000	$2,000	$4,500	$—	$—	$13,000
Other borrowing	—	—	—	—	1,700	—	1,700
Subordinated debentures	—	—	—	—	—	3,609	3,609
Data Processing (1), (2)	561	581	601	—	—	—	1,743

Total	$5,061	$2,581	$2,601	$4,500	$1,700	$3,609	$20,052

(1)	Estimated contract amount based on transaction volume. Actual expense was $590,000 and $551,000 in 2009 and 2008, respectively.
(2)	Contract expires September 30, 2012.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see Note 16 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 31, 2010. We currently have no plans to engage in hedging activities in the future. For the year ended December 31, 2009 and for the three months ended March 31, 2010, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Interest Rate Risk

For a discussion of the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity. Based on, among other factors, such reviews, management believes that there have been no material changes in the market risk of the Company’s asset and liability position since December 31, 2009.

ITEM 4(T):	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL SHARES, INC.
(Registrant)

/s/ Scott W. Hamer
Scott W. Hamer
Dated: May 14, 2010
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Eric J. Wedeen
Eric J. Wedeen
Dated: May 14, 2010
Chief Financial Officer
(Principal Financial Officer)