Form 10-Q
period 2010-06-30
COMMUNITY FINANCIAL SHARES INC
filed 2010-08-16
CIK 1123735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2010
Common Stock, no par value per share	1,245,267 shares

Form 10-Q Quarterly Report

Table of Contents

PART I – FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and due from banks	$7,596	$7,186
Interest-bearing deposits	17,046	18,662

Cash and cash equivalents	24,642	25,848

Interest-bearing time deposits	2,988	618
Securities available for sale	41,512	44,544
Loans held for sale	1,534	1,698
Loans, less allowance for loan losses of $4,374 and $4,812 at June 30, 2010 and December 31, 2009, respectively	226,010	232,972
Foreclosed assets, net	3,356	2,396
Real estate held for investment	3,010	—
Prepaid FDIC assessment	1,835	2,160
Federal Home Loan Bank stock	5,398	5,398
Premises and equipment, net	15,610	15,864
Cash value of life insurance	5,819	5,700
Interest receivable and other assets	5,958	4,332

Total assets	$337,672	$341,530

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$296,671	$298,311
Federal Home Loan Bank advances	13,000	13,000
Other borrowings	1,600	1,800
Subordinated debentures	3,609	3,609
Interest payable and other liabilities	2,346	2,103

Total liabilities	317,226	318,823

Commitments and contingent liabilities

Shareholders’ equity
Common stock—no par value, 5,000,000 shares authorized; 1,245,267 shares issued and outstanding	—	—
Preferred stock—$1.00 par value, 1,000,000 shares authorized; 7,319 shares issued and outstanding	7	7
Paid-in capital	11,917	11,877
Retained earnings	8,268	11,064
Accumulated other comprehensive income (loss)	254	(241)

Total shareholders’ equity	20,446	22,707

Total liabilities and shareholders’ equity	$337,672	$341,530

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2010 and 2009

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest and dividend income
Interest and fees on loans	$2,922	$3,126	$6,054	$6,190
Securities:
Taxable	307	250	636	477
Exempt from federal income tax	138	123	279	248
Other interest income	21	16	37	28

Total interest and dividend income	3,388	3,515	7,006	6,943
Interest expense
Deposits	746	1,172	1,582	2,419
Federal Home Loan Bank advances and other borrowed funds	127	149	254	282
Subordinated debentures	17	26	34	58

Total interest expense	890	1,347	1,870	2,759

Net interest income	2,498	2,168	5,136	4,184
Provision for loan losses	4,425	870	4,665	960

Net interest income after provision for loan losses	(1,927)	1,298	471	3,224
Non-interest income
Service charges on deposit accounts	133	162	262	320
Gain on sale of loans	184	337	350	570
Gain on sale of securities	—	—	—	50
Write-down on other real estate owned	(185)	—	(185)	—
Gain (loss) on sale of foreclosed assets	(12)	8	4	(54)
Other non-interest income	176	193	347	342

Total non-interest income	296	700	778	1,228

Non-interest expense
Salaries and employee benefits	1,310	1,389	2,721	2,677
Net occupancy and equipment expense	324	336	672	712
Data processing expense	277	226	545	441
Advertising and promotions	71	73	134	139
Professional fees	267	185	444	300
Other real estate owned expenses	128	—	229	—
FDIC insurance premiums	186	285	370	369
Other operating expenses	315	245	591	528

Total non-interest expense	2,878	2,739	5,706	5,166

Loss before income taxes	(4,509)	(741)	(4,457)	(714)
Benefit for income taxes	(1,824)	(351)	(1,882)	(406)

Net loss	(2,685)	(390)	(2,575)	(308)

Preferred stock dividend and accretion	(110)	(56)	(220)	(56)

Net loss available to common shareholders	$(2,795)	$(446)	$(2,795)	$(364)

Loss per share
Basic	$(2.24)	$(0.36)	$(2.24)	$(0.29)
Diluted	$(2.24)	$(0.36)	$(2.24)	$(0.29)
Average shares outstanding basic	1,245,267	1,245,267	1,245,267	1,245,267
Average shares outstanding diluted	1,245,267	1,245,295	1,245,267	1,245,320
Dividends per share	$0.00	$0.00	$0.00	$0.00

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2010 and 2009

(In thousands, except share and per share data)

(Unaudited)

	Number of Common Shares	Preferred Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total Shareholders’ Equity
Balance at January 1, 2010	1,245,267	$7	$11,877	$11,064	$(241)	$22,707
Net loss	—	—	—	(2,575)	—	(2,575)
Change in unrealized net loss on securities available for sale, net of tax effects	—	—	—	—	495	495

Total comprehensive loss						(2,079)
Preferred stock dividends (5%)	—	—	—	(190)	—	(190)
Discount on preferred stock	—	—	31	(31)	—	—
Stock option expense	—	—	9	—	—	9

Balance at June 30, 2010	1,245,267	$7	$11,917	$8,268	$254	$20,446

Balance at January 1, 2009	1,245,267	—	$4,866	$12,201	$(454)	$16,613
Net loss	—	—	—	(308)	—	(308)
Change in unrealized net loss on securities available for sale, net of reclassification adjustment of $50 and tax effects	—	—	—	—	(125)	(125)

Total comprehensive loss						(433)
Preferred stock issued	—	7	6,963	—	—	6,970
Discount on preferred stock	—	—	9	(9)	—	—
Stock option expense	—	—	8	—	—	8

Balance at June 30, 2009	1,245,267	$7	$11,846	$11,884	$(579)	$23,158

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2010 and 2009

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,575)	$(308)
Adjustments to reconcile net loss to net cash from operating activities
Amortization on securities, net	64	43
Depreciation	328	326
Provision for loan losses	4,665	960
Gain on sale of securities	—	(50)
Writedown of other real estate owned	185	—
(Gain) loss on sale of foreclosed assets	(4)	54
Gain on sale of loans	(350)	(570)
Originations of loans for sale	(19,253)	(31,420)
Proceeds from sales of loans	19,603	31,989
Compensation cost of stock options	9	8
Change in cash value of life insurance	(119)	(114)
Change in interest receivable and other assets	(4,625)	(441)
Change in interest payable and other liabilities	243	234

Net cash from (used in) operating activities	(1,829)	711
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(10,492)	(24,668)
Proceeds from maturities and calls of securities available for sale	11,899	8,049
Proceeds from sales of securities available for sale	—	3,054
Proceeds from sale other real estate owned	1,821	—
Net change in loans	(501)	(10,014)
Property and equipment expenditures, net	(74)	(176)

Net cash from (used in) investing activities	2,653	(23,755)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in:
Non-interest bearing and interest bearing demand deposits and savings	11,215	14,846
Certificates and other time deposits	(12,855)	(404)
Proceeds of borrowings	6,500	4,000
Repayments of borrowings	(6,700)	(4,000)
Proceeds from issuance of preferred stock	—	6,970
Dividends paid on preferred stock	(190)	—

Net cash from (used in) financing activities	(2,030)	21,412

Change in cash and cash equivalents	(1,206)	(1,632)

Cash and cash equivalents at beginning of period	25,848	15,825

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,642	$14,193

Supplemental disclosures
Interest paid	$2,012	$2,803
Income taxes paid	—	—
Transfers from loans to foreclosed assets and real estate held for investment	5,942	880

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINACIAL STATEMENTS

(Table dollars in thousands)

June 30, 2010 and 2009

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are consistent with those used in the preparation of annual consolidated financial statements. The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management of Community Financial Shares, Inc. (the “Company”), for a fair statement of results for the interim periods presented. Results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period.

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

NOTE 2 – EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(in thousands)
Net loss	$(2,685)	$(390)	$(2,575)	$(308)
Less: Accretion of discount on preferred stock	(15)	(9)	(30)	(9)
Dividends on preferred stock	(95)	(47)	(190)	(47)

Loss available to common shareholders	$(2,795)	$(446)	$(2,795)	$(364)

Weighted Average Shares outstanding	1,245,267	1,245,267	1,245,267	1,245,267
Effect of dilutive securities:
Stock options	—	—	—	—

Shares used to compute diluted loss per share	1,245,267	1,245,295	1,245,267	1,245,320

Loss per share:
Basic	$(2.24)	$(0.36)	$(2.24)	$(0.29)
Diluted	(2.24)	(0.36)	(2.24)	(0.29)

There were 36,330 and 32,630 anti-dilutive shares at June 30, 2010 and 2009, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

June 30, 2010 and 2009

NOTE 3 – CAPITAL RATIOS

At the dates indicated, the capital ratios of Community Bank-Wheaton/Glen Ellyn, the Company’s wholly owned subsidiary (the “Bank”), were as follows:

	June 30, 2010		December 31, 2009
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$24,426	10.0%	$28,647	11.5%
Tier I capital (to risk-weighted assets)	21,383	8.8%	25,532	10.3%
Tier I capital (to average assets)	21,383	6.3%	25,532	7.7%

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits (as defined in such regulations) for the current year plus those for the previous two years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. At June 30, 2010, regulatory approval is required for all dividend declarations by both the Bank and the Company. As a result of informal discussions with the Bank’s regulators, management has agreed to maintain a ratio of total capital to risk-weighted assets of 11.5%. As a result of the net loss for the six months ended June 30, 2010, the Bank did not meet this ratio.

At both June 30, 2010 and December 31, 2009, the Bank was categorized by its regulators as well capitalized in accordance with all regulatory capital requirements.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The fair value of securities available for sale at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U. S. government agencies	$15,014	$80	$—
State and political subdivisions	15,185	366	(320)
Mortgage-backed securities – Government sponsored entities	10,997	302	(4)
Preferred stock	8	—	(7)
SBA guaranteed	308	1	(3)

	$41,512	$749	$(334)

	December 31, 2009
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U. S. government agencies	$17,691	$21	$(326)
State and political subdivisions	15,339	213	(425)
Mortgage-backed securities – Government sponsored entities	11,131	136	(17)
Preferred stock	20	5	—
SBA guaranteed	363	1	(2)

	$44,544	$376	$(770)

Securities classified as U. S. government agencies include notes issued by government-sponsored enterprises such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank. The SBA-guaranteed securities are pools of loans guaranteed by the Small Business Administration.

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009:

	June 30, 2010
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$—	$—	$—	$—	$—	$—
State and political subdivisions	2,979	(52)	4,207	(268)	7,186	(320)
Mortgage-backed securities – Government sponsored entities	1,359	(4)	—	—	1,359	(4)
Preferred stock - FHLMC	8	(7)	—	—	8	(7)
SBA guaranteed	141	(1)	118	(2)	259	(3)

Total temporarily impaired securities	$4,487	$(64)	$4,325	$(270)	$8,812	$(334)

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$12,665	$(326)	$—	$—	$12,665	$(326)
State and political subdivisions	4,456	(85)	4,558	(340)	9,014	(425)
Mortgage-backed securities – Government sponsored entities	3,315	(16)	99	(1)	3,414	(17)
SBA guaranteed	—	—	164	(2)	164	(2)

Total temporarily impaired securities	$20,436	$(427)	$4,821	$(343)	$25,257	$(770)

U.S. Government Agencies

The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies as of December 31, 2009 were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.

State and Political Subdivisions

The unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2010.

Unrealized gains and losses within the investment portfolio are determined to be temporary. The Company has performed an evaluation of its investments for other than temporary impairment and there was no impairment identified during the second quarter of 2010. The entire portfolio is classified as available for sale, however, management has no specific intent to sell any securities, and it is more likely than not that the Company will not have to sell any security before recovery of its amortized cost basis.

The fair values of securities available for sale at June 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$128	$129
Due after one year through five years	2,648	2,702
Due after five years through ten years	7,020	7,031
Due after ten years	20,276	20,337

Mortgage-backed securities	10,699	10,997
Preferred stock	15	8
SBA guaranteed	311	308

	$41,097	$41,512

Securities with a carrying value of approximately $13.2 million at June 30, 2010 were pledged to secure public deposits, Federal Home Loan Bank advances and for other purposes as required or permitted by law.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income components and related taxes for the six months ended June 30, 2010 and 2009 were as follows:

	2010	2009
Net unrealized gains (losses) on securities available for sale	$415	$(895)
Tax expense (benefit)	161	(316)

Accumulated other comprehensive income (loss)	$254	$(579)

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

Available for Sale Securities

If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include certain collateralized mortgage and debt obligations and certain municipal securities. Third party vendors compile prices from various sources and may apply such techniques as matrix pricing to determine the value of identical or similar investment securities (Level 2). Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather on the investment securities’ relationship to other benchmark quoted investment securities. The following tables are as of June 30, 2010 and December 31, 2009, respectively:

		At June 30, 2010
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. government agencies	$15,014		$15,014
State and political subdivisions	15,185		15,185
Mortgage-backed securities – Government sponsored entities	10,997		10,997
Preferred stock	8		8
SBA guaranteed	308		308

Total available for sale securities	$41,512	—	$41,512	—

		At December 31, 2009
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. government agencies	$17,691		$17,691
State and political subdivisions	15,339		15,339
Mortgage-backed securities – Government sponsored entities	11,131		11,131
Preferred stock	20		20
SBA guaranteed	363		363

Total available for sale securities	$44,544	—	$44,544	—

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying June 30, 2010 and December 31, 2009 balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans (Collateral Dependent)

Loan impairment is reported when scheduled payments under contractual terms are deemed uncollectible. Impaired loans are carried at fair value as estimated using current and prior appraisals, discounting factors, the borrower’s financial ability to repay, estimated cash flows from the property and other relevant factors. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses recorded in current earnings. The following tables are as of June 30, 2010 and December 31, 2009, respectively:

		At June 30, 2010
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Impaired loans	$13,877	—	—	$13,877
Other real estate owned	1,350	—	—	1,350

		At December 31, 2009
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Impaired loans	$5,965	—	—	$5,965

The carrying amount and estimated fair value of financial instruments at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$24,642	$24,642	$25,848	$25,848
Interest bearing time deposits	2,988	2,988	618	618
Securities available for sale	41,512	41,512	44,544	44,544
Loans held for sale	1,534	1,534	1,698	1,698
Loans receivable, net	226,010	225,931	232,972	233,261
Federal Home Loan Bank stock	5,398	5,398	5,398	5,398
Interest receivable	1,147	1,147	1,266	1,266
Financial liabilities
Deposits	296,671	300,348	298,311	299,075
Federal Home Loan Bank advances	13,000	13,204	13,000	13,209
Other borrowings	1,600	1,600	1,800	1,800
Subordinated debentures	3,609	1,150	3,609	1,138
Interest payable	295	295	403	403

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

In April 2010, the FASB issued an update (ASU) No. 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. This update provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition, do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. This update becomes effective for the Company for the interim reporting period ending after July 15, 2010 and is not expected to have a material impact on the statements taken as a whole.

In July 2010, the FASB issued an updated (ASU) No. 2010-20, Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This update provides guidance to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This update becomes effective for the Company for first interim or annual reporting period ending on or after December 15, 2010 and is not expected to have a material impact on the statements taken as a whole.

NOTE 9 – SUBSEQUENT EVENT

On July 15, 2010, the Bank was notified by the FDIC that, based upon preliminary findings, the Bank is considered to be in “troubled condition” and, as a result, is subject to specified operating restrictions. The operating restrictions include, among other things, that: (i) the Bank may not engage in any transaction that would materially change its balance sheet composition, including growth in assets of five percent or more or any significant changes in funding sources, without the non-objection of the FDIC; (ii) the Bank must obtain the non-objection of the FDIC before paying any dividends; (iii) the Bank may not accept, renew or roll over any brokered deposit; (iv) the Bank may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the Bank’s normal market area or in the market area in which such deposits are being solicited; (v) the Bank must notify the FDIC in writing at least 30 days prior to making certain changes in management or to the Bank’s board directors; (vi) the Bank’s ability to enter into certain severance agreements or make certain severance payments is limited by 12 C.F.R. Part 359; and (vii) any issuance by the Bank of guaranteed debt under the FDIC’s Temporary Liquidity Guarantee Program must be approved by the FDIC.

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

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

Total assets at June 30, 2010 were $337.7 million, which represented a decrease of $3.9 million, or 1.1%, compared to $341.5 million at December 31, 2009. The decrease in total assets was primarily due to decreases in loans receivable, investment securities and cash and cash equivalents. These decreases were partially offset by increases in real estate held for investment, interest-bearing time deposits and other real estate owned. Loans receivable decreased $7.0 million, or 3.1%, to $226.0 million at June 30, 2010 from $233.0 million at December 31, 2009 and investment securities decreased $3.0 million, or 6.8%, to $41.5 million at June 30, 2010 from $44.5 million at December 31, 2009. In addition, cash and cash equivalents decreased $1.2 million, or 4.7%, to $24.6 million at June 30, 2010 from $25.8 million at December 31, 2009. Real estate held for investment increased to $3.0 million at June 30, 2010 from zero at December 31, 2009. Interest-bearing time deposits increased $2.4 million to $3.0 million at June 30, 2010 from $618,000 at December 31, 2009. Other real estate owned increased $1.0 million, or 40.1%, to $3.4 million at June 30, 2010 from $2.4 million at December 31, 2009. The decrease in loans and increases in other real estate owned and real estate held for investment during the six months ended June 30, 2010 is primarily due to the Bank (1) taking possession of four properties through foreclosure and transferring them to other real estate owned and (2) accepting a deed in lieu of foreclosure on another property, which has been leased. Included in other real estate owned are two one-to-four family residences, two multi-unit condominium buildings, two mixed use commercial/residential properties and one commercial property. In addition, the decrease in loans receivable was partially due to the write-off of $3.7 million in balances. Investment securities decreased primarily due to $5.0 million of agency securities being called in June 2010.

Total liabilities at June 30, 2010 were $317.2 million, which represented a decrease of $1.6 million, or 0.50%, compared to $318.8 million at December 31, 2009. Deposits decreased $1.6 million, or 0.6%, to $296.7 million at June 30, 2010 from $298.3 million at December 31, 2009. This decrease primarily consists of decreases in: (1) interest bearing demand deposit accounts of $280,000, or 0.4%, to $77.2 million at June 30, 2010 from $77.5 million at December 31, 2009; (2) money market accounts of $8.7 million, or 20.4%, to $34.2 million at June 30, 2010 from $42.9 million at December 31, 2009; and (3) certificates of deposit of $12.9 million, or 10.6%, to $108.9 million at June 30, 2010 from $121.8 million at December 31, 2009. These decreases were partially offset by an increase in regular savings accounts of $20.9 million, or 80.0%, to $47.1 million at June 30, 2010 from $26.1 million at December 31, 2009. The increase in regular savings accounts is partially due to the introduction of a high rate savings account by the Bank in November 2009. The percentage of regular savings accounts to total deposits increased to 16.3% at June 30, 2010 from 8.7% at December 31, 2009 and the percentage of certificates of deposit to total deposits decreased to 36.5% at June 30, 2010 from 40.5% at December 31, 2009. Borrowed money, consisting of Federal Home Loan Bank advances and other borrowings, decreased $200,000, or 1.4%, to $14.6 million at June 30, 2010 from $14.8 million at December 31, 2009.

Stockholders’ equity decreased $2.3 million, or 10.0%, to $20.4 million at June 30, 2010 from $22.7 million at December 31, 2009. The decrease in stockholders’ equity for the six months ended June 30, 2010 was primarily due to the net loss for the six months ended June 30, 2010. The loss was partially offset by an increase of $495,000 in the Company’s accumulated other comprehensive income relating to the change in fair value of its available-for-sale investment portfolio. As of June 30, 2010 there were 1,245,267 shares of Company common stock outstanding, resulting in a tangible book value of $10.62 per share at that date.

Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009

General. The Company’s net loss increased $2.3 million to a loss of $2.7 million for the three months ended June 30, 2010, from a loss of $390,000 for the three months ended June 30, 2009. Due to the effect of preferred stock dividends, net loss available to common shareholders totaled $2.8 million for the three months ended June 30, 2010. This represents basic and diluted loss per share of $2.24 for the three months ended June 30, 2010 compared to a basic and diluted loss per share of $0.36 for the three months ended June 30, 2009. The increase in net loss during the second quarter of 2010 is the result of the combined effect of a $3.6 million increase in provision for loan loss, a $404,000 decrease in noninterest income, and a $139,000 increase in noninterest expenses partially offset by a $330,000 increase in net interest income.

Net interest income. The following table summarizes interest and dividend income and interest expense for the three months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$2,922	$3,126	$(204)	(6.53)%
Securities:
Taxable	307	250	57	22.80
Exempt from federal tax	138	123	15	12.20
Other interest income	21	16	5	31.25

Total interest and dividend income	3,388	3,515	(127)	(3.61)

Interest expense:
Deposits	746	1,172	(426)	(36.35)
Federal Home Loan Bank advances and other borrowings	127	149	(22)	(14.77)
Subordinated debentures	17	26	(9)	(34.62)

Total interest expense	890	1,347	(457)	(33.93)

Net interest income	$2,498	$2,168	$330	15.22

The following table summarizes average balances and annualized average yields or costs for the three months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
	2010			2009
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Taxable securities	$32,110	$307	3.83%	$22,454	$250	4.46%
Tax-exempt securities	12,743	138	4.34	11,520	123	4.29
Loan receivables	233,579	2,922	5.02	222,367	3,126	5.64
Interest-bearing deposits	22,140	21	0.38	22,108	16	0.30
FHLB stock	5,398	—	0.00	5,398	—	0.00

Total interest-earning assets	305,970	3,388	4.44	283,847	3,515	4.97

Interest-bearing liabilities:
NOW accounts	77,069	119	0.62	68,327	186	1.09
Regular savings	44,355	63	0.57	26,415	10	0.15
Money market accounts	36,068	58	0.64	38,970	162	1.66
Certificates of deposit	111,202	506	1.83	107,346	814	3.04
FHLB advances and other	14,699	127	3.46	19,000	149	3.16
Subordinated debentures	3,609	17	1.88	3,609	26	2.87

Total interest-bearing deposits	$287,002	890	1.24	$263,667	1,347	2.05

Net interest income		$2,498			$2,168

Net interest spread			3.20%			2.92%

Net interest income to average interest-earning assets			3.27%			3.06%

Interest Income. Interest income decreased $127,000, or 3.6%, to $3.4 million for the three months ended June 30, 2010, compared to $3.5 million for the same period in 2009. This decrease resulted primarily from a decrease in the average yield on earning assets of 53 basis points to 4.44% for the three months ended June 30, 2010 from 4.97% for the three months ended June 30, 2009.

Loan interest income decreased $204,000, or 6.5%, to $2.9 million for the three months ended June 30, 2010, compared to $3.1 million for the comparable prior year period. This decrease resulted from a decrease in the average loan yield of 62 basis points to 5.02% for the three months ended June 30, 2010 from 5.64% for the comparable prior year period. Loan interest income of $254,000 was reversed for the three months ended June 30, 2010 as a result of loans placed on nonaccrual status. Partially offsetting this decrease was an increase in the average balance of loans of $11.2 million to $233.6 million for the three months ended June 30, 2010 from $222.4 million for the comparable prior year period. In addition, interest on taxable securities increased $57,000 for the three months ended June 30, 2010 compared to the comparable prior year period. This increase is primarily due to an increase in the average balance of taxable securities of $9.6 million to $32.1 million for the three months ended June 30, 2010 from $22.5 million for the three months ended June 30, 2009. Partially offsetting the increase in the average balance of taxable securities was a decrease in the average yield on taxable securities of 63 basis points to 3.83% for the three months ended June 30, 2010 from 4.46% for the comparable prior year period.

Interest Expense. Interest expense decreased by $457,000, or 33.9%, to $890,000 for the three months ended June 30, 2010, from $1.3 million for the three months ended June 30, 2009. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities of 81 basis points to 1.24% for the three months ended June 30, 2010 from 2.05% for the comparable prior year period. This decrease was partially offset by an increase in the average balance of interest bearing liabilities of $23.3 million to $287.0 million for the three months ended June 30, 2010 from $263.7 million for the three months ended June 30, 2009. Interest expense resulting from Federal Home Loan Bank advances, subordinated debentures and other borrowings decreased $31,000 during the three months ended June 30, 2010. The average balance on these borrowings decreased $4.3 million to $18.3 million for the three months ended June 30, 2010 from $22.6 million for the comparable prior year period. Partially offsetting this decrease was an increase in the average cost on these borrowings of 5 basis points to 3.16% for the three months ended June 30, 2010 from 3.11% for the comparable period in 2009.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses increased $330,000, or 15.2%, to $2.5 million for the three months ended June 30, 2010 compared to $2.2 million for the comparable period in 2009. The Company’s net interest margin expressed as a percentage of average earning assets increased to 3.27% for the three months ended June 30, 2010 as compared to 3.06% for the three months ended June 30, 2009. The yield on average earning assets decreased 53 basis points to 4.44% for the three months ended June 30, 2010 from 4.97% for the comparable period ended June 30, 2009. This decrease in the yield on average earning assets was primarily due to an increase in nonperforming loans of $17.0 million. The yield on average loans decreased to 5.02% for the three months ended June 30, 2010 from 5.64% for the three months ended June 30, 2009. In addition, there was an 81 basis point decrease in the cost of average interest-bearing liabilities to 1.24% for the three months ended June 30, 2010 as compared to 2.05% for the comparable 2009 period.

Provision for Loan Losses. The Bank’s provision for loan losses increased to $4.4 million for the three months ended June 30, 2010 from $870,000 for the comparable period in 2009. The $3.6 million increase in the provision was the result of management’s quarterly analysis of the allowance for loan loss. At June 30, 2010, December 31, 2009 and June 30, 2009, nonperforming loans totaled $21.6 million, $15.0 million and $4.6 million, respectively. At June 30, 2010, the ratio of the allowance for loan losses to nonperforming loans was 20.3% compared to 32.0% at December 31, 2009 and 86.6% at June 30, 2009. The ratio of the allowance to total loans was 1.90%, 2.02% and 1.73%, at June 30, 2010, December 31, 2009 and June 30, 2009, respectively. The decline is primarily due to reserves established in prior periods on loans which were charged off during the three months ended June 30, 2010.

Nonperforming loans increased $6.6 million, or 44.0%, to $21.6 million at June 30, 2010 from $15.0 million at December 31, 2009. The largest component of nonperforming loans is residential real estate, which increased $5.8 million, or 182.8%, to $8.9 million at June 30, 2010, or 41.3% of total nonperforming loans, from $3.1 million at December 31, 2009. Nonperforming real estate construction loans increased $1.7 million, or 46.2%, to $5.6 million at June 30, 2010 from $3.9 million at December 31, 2009. These increases were partially offset by a decrease in nonperforming commercial real estate loans, which decreased $838,000, or 17.9%, to $3.8 million at June 30, 2010 from $4.7 million at December 31, 2009 and now represent 17.9% of total nonperforming loans. Charge-offs, net of recoveries, totaled $4.9 million for the three months ended June 30, 2010 compared to $44,000 for the three months ended June 30, 2009. Management continues to take aggressive actions in identifying and disposing of problem credits.

The amounts of the provision and allowance for loan losses are influenced by a number of factors, including current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. Should the local economic climate continue to deteriorate, borrowers may experience increased difficulties paying off loans and the level of non-performing loans, charge-offs, and delinquencies could continue to rise, which would require us to further increase the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions. Management believes that, based on information available at June 30, 2010, the Bank’s allowance for loan losses was adequate to cover probable incurred losses inherent in its loan portfolio at that time. However, no assurances can be given that the Bank’s level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance will not be necessary if economic or other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance. In addition, the FDIC as an integral part of its examination processes, periodically reviews the Bank’s allowance for loan losses and may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management. The FDIC examines the Bank periodically and, accordingly, as part of this examination the allowance is reviewed utilizing specific guidelines. Based upon its review, the FDIC may accordingly from time to time require reserves in addition to those previously provided.

Noninterest Income

	Three Months Ended June 30,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$133	$162	$(29)	(17.90)%
Gain on sale of loans	184	337	(153)	(45.40)
Write-down on other real estate owned	(185)	—	(185)	—
Gain (loss) on sale of foreclosed assets	(12)	8	(20)	(250.00)
Other non-interest income	176	193	(17)	(8.81)

Total non-interest income	$296	$700	$(404)	(57.77)

Noninterest income totaled $296,000 and $700,000 for the three months ended June 30, 2010 and 2009, respectively. Gain on sale of loans decreased $153,000 to $184,000 for the three months ended June 30, 2010 from $337,000 for the comparable prior year period primarily due to the fact that the Bank’s mortgage department experienced an increase in loan applications during the second quarter of 2009 due to the lower interest rate environment for mortgage loans. In addition, write-downs on other real estate owned properties totaled $185,000 for the three months ended June 30, 2010 compared to zero for the prior year period.

Noninterest Expense

	Three Months Ended June 30,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$1,310	$1,389	$(79)	(5.69)%
Net occupancy and equipment expense	324	336	(12)	(3.57)
Data processing expense	277	226	51	22.57
Advertising and promotions	71	73	(2)	(2.74)
FDIC insurance premiums	186	285	(99)	(34.74)
Professional fees	267	185	82	44.32
Other real estate owned expenses	128	—	128	—
Other operating expenses	315	245	70	28.57

Total non-interest expenses	$2,878	$2,739	$139	5.08

Noninterest expense increased by $139,000 to $2.9 million for the three months ended June 30, 2010 from $2.7 million for the comparable prior year period. Salaries and employee benefits expenses decreased by $79,000, or 5.7%, to $1.3 million for the three months ended June 30, 2010. This decrease is primarily the result of lower incentive payments for the first six months of 2010. Professional fees, including legal expenses, increased by $82,000 to $267,000 for the three months ended June 30, 2010. This increase is primarily due to higher legal fees associated with foreclosure actions. In addition, other real estate owned expenses increased to $128,000 for the three months ended June 30, 2010 compared to zero for the prior year period. Other operating expenses, including occupancy, data processing, and marketing and advertising expenses, increased by a net $37,000, or 5.8%, to $672,000 for the three months ended June 30, 2010 from $635,000 for the prior year period. Of this increase, $51,000 is related to increases in data processing expense, which is primarily due to increased volume resulting from deposit account growth. This increase was partially offset by lower advertising and promotion expenses, which decreased $2,000 from the prior year period and lower occupancy expenses, which decreased $12,000 due to a successful petition to lower the real estate tax assessments on two Bank properties. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Expense. Income tax benefit totaled $1.8 million and $351,000 for the three months ended June 30, 2010 and 2009, respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2010 and 2009

General. The Company’s net loss increased $2.3 million to a loss of $2.6 million for the six months ended June 30, 2010, from a loss of $308,000 for the three months ended June 30, 2009. Due to the effect of preferred stock dividends, net loss available to common shareholders totaled $2.8 million for the six months ended June 30, 2010. This represents basic and diluted loss per share of $2.24 for the six months ended June 30, 2010 compared to a basic and diluted loss per share of $0.29 for the six months ended June 30, 2009. The increase in net loss during the second quarter of 2010 is the result of the combined effect of a $3.7 million increase in provision for loan loss, a $450,000 decrease in noninterest income, and a $540,000 increase in noninterest expenses partially offset by a $952,000 increase in net interest income.

Net interest income. The following table summarizes interest and dividend income and interest expense for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$6,054	$6,190	$(136)	(2.20)%
Securities:
Taxable	636	477	159	33.33
Exempt from federal tax	279	248	31	12.50
Other interest income	37	28	9	32.14

Total interest and dividend income	7,006	6,943	63	0.91

Interest expense:
Deposits	1,582	2,419	(837)	(34.60)
Federal Home Loan Bank advances and other borrowings	254	282	(28)	(9.93)
Subordinated debentures	34	58	(24)	(41.38)

Total interest expense	1,870	2,759	(889)	(32.22)

Net interest income	$5,136	$4,184	$952	22.75

The following table summarizes average balances and annualized average yields or costs for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,
	2010			2009
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Taxable securities	$32,112	$636	3.99%	$19,636	$477	4.90%
Tax-exempt securities	12,869	279	4.38	11,515	248	4.35
Loan receivables	234,877	6,054	5.20	221,882	6,190	5.63
Interest-bearing deposits	21,357	37	0.35	20,135	28	0.28
FHLB stock	5,398	—	0.00	5,398	—	0.00

Total interest-earning assets	306,613	7,006	4.61	278,566	6,943	5.03

Interest-bearing liabilities:
NOW accounts	76,776	245	0.64	63,815	351	1.11
Regular savings	38,501	98	0.51	25,385	19	0.15
Money market accounts	38,003	122	0.65	38,909	318	1.65
Certificates of deposit	114,372	1,117	1.97	109,061	1,731	3.20
FHLB advances and other	14,749	254	3.48	19,000	282	2.99
Subordinated debentures	3,609	34	1.88	3,609	58	3.21

Total interest-bearing deposits	$286,010	1,870	1.32	$259,779	2,759	2.14

Net interest income		$5,136			$4,184

Net interest spread			3.29%			2.89%

Net interest income to average interest-earning assets			3.38%			3.03%

Interest Income. Interest income increased $63,000, or 1.0%, to $7.0 million for the six months ended June 30, 2010, compared to $6.9 million for the same period in 2009. This decrease resulted primarily from a decrease in the average yield on earning assets of 42 basis points to 4.61% for the six months ended June 30, 2010 from 5.03% for the six months ended June 30, 2009.

Loan interest income decreased $136,000, or 2.2%, to $6.1 million for the six months ended June 30, 2010, compared to $6.2 million for the comparable prior year period. This decrease resulted from a decrease in the average loan yield of 43 basis points to 5.20% for the six months ended June 30, 2010 from 5.63% for the comparable prior year period. Loan interest income of $287,000 was reversed for the six months ended June 30, 2010 as a result of loans placed on nonaccrual status. Partially offsetting this decrease was an increase in the average balance of loans of $13.0 million to $234.9 million for the six months ended June 30, 2010 from $221.9 million for the comparable prior year period. In addition, interest on taxable securities increased $159,000 for the six months ended June 30, 2010 compared to the comparable prior year period. This increase is primarily due to an increase in the average balance of taxable securities of $12.5 million to $32.1 million for the six months ended June 30, 2010 from $19.6 million for the six months ended June 30, 2009. Partially offsetting the increase in the average balance of taxable securities was a decrease in the average yield on taxable securities of 91 basis points to 3.99% for the six months ended June 30, 2010 from 4.90% for the comparable prior year period.

Interest Expense. Interest expense decreased by $889,000, or 32.2%, to $1.9 million for the six months ended June 30, 2010, from $2.8 million for the six months ended June 30, 2009. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities of 82 basis points to 1.32% for the six months ended June 30, 2010 from 2.14% for the comparable prior year period. This decrease was partially offset by an increase in the average balance of interest bearing liabilities of $26.2 million to $286.0 million for the six months ended June 30, 2010 from $259.8 million for the six months ended June 30, 2009. Interest expense resulting from Federal

Home Loan Bank advances, subordinated debentures and other borrowings decreased $52,000 during the six months ended June 30, 2010. The average balance on these borrowings decreased $4.2 million to $18.4 million for the six months ended June 30, 2010 from $22.6 million for the comparable prior year period. Partially offsetting this decrease was an increase in the average cost on these borrowings of 13 basis points to 3.14% for the six months ended June 30, 2010 from 3.01% for the comparable period in 2009.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses increased $952,000, or 22.8%, to $5.1 million for the six months ended June 30, 2010 compared to $4.2 million for the comparable period in 2009. The Company’s net interest margin expressed as a percentage of average earning assets increased to 3.38% for the six months ended June 30, 2010 as compared to 3.03% for the six months ended June 30, 2009. The yield on average earning assets decreased 42 basis points to 4.61% for the six months ended June 30, 2010 from 5.03% for the comparable period ended June 30, 2009. This decrease in the yield on average earning assets was primarily due to an increase in nonperforming loans of $17.0 million. The yield on average loans decreased to 5.20% for the six months ended June 30, 2010 from 5.63% for the six months ended June 30, 2009. In addition, there was an 82 basis point decrease in the cost of average interest-bearing liabilities to 1.32% for the six months ended June 30, 2010 as compared to 2.14% for the comparable 2009 period.

Provision for Loan Losses. The Bank’s provision for loan losses increased to $4.7 million for the six months ended June 30, 2010 from $960,000 for the comparable period in 2009. The $3.7 million increase in the provision was the result of management’s quarterly analysis of the allowance for loan loss. At June 30, 2010, December 31, 2009 and June 30, 2009, non-performing loans totaled $21.6 million, $15.0 million and $4.6 million, respectively. At June 30, 2010, the ratio of the allowance for loan losses to non-performing loans was 20.3% compared to 32.0% at December 31, 2009 and 86.6% at June 30, 2009. The ratio of the allowance to total loans was 1.90%, 2.02% and 1.73%, at June 30, 2010, December 31, 2009 and June 30, 2009, respectively. The decline is primarily due to reserves established in prior periods on loans which were charged off during the six months ended June 30, 2010.

Nonperforming loans increased $6.6 million, or 44.0%, to $21.6 million at June 30, 2010 from $15.0 million at December 31, 2009. The largest component of nonperforming loans is residential real estate, which increased $5.8 million, or 182.8%, to $8.9 million at June 30, 2010, or 41.3% of total nonperforming loans, from $3.1 million at December 31, 2009. Nonperforming real estate construction loans increased $1.7 million, or 46.2%, to $5.6 million at June 30, 2010 from $3.9 million at December 31, 2009. These increases were partially offset by a decrease in nonperforming commercial real estate loans, which decreased $838,000, or 17.9%, to $3.8 million at June 30, 2010 from $4.7 million at December 31, 2009 and now represent 17.9% of total nonperforming loans. Charge-offs, net of recoveries, totaled $5.1 million for the six months ended June 30, 2010 compared to $265,000 for the six months ended June 30, 2009. Management continues to take aggressive actions in identifying and disposing of problem credits.

Noninterest Income

	Six Months Ended June 30,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$262	$320	$(58)	(18.13)%
Gain on sale of loans	350	570	(220)	(38.60)
Gain on sale of securities	—	50	(50)	(100.00)
Write-down on other real estate owned	(185)	—	(185)	—
Gain (loss) on sale of foreclosed assets	4	(54)	58	174.41
Other non-interest income	347	342	5	1.46

Total non-interest income	$778	$1,228	$(450)	(36.65)

Noninterest income totaled $778,000 and $1.2 million for the six months ended June 30, 2010 and 2009, respectively. Gain on sale of loans decreased $220,000 to $350,000 for the six months ended June 30, 2010 from $570,000 for the comparable prior year period, primarily due to the fact that the Bank’s mortgage department experienced an increase in loan applications during the first six months of 2009 due to the lower interest rate environment for mortgage loans. In addition, write-downs on other real estate owned properties totaled $185,000 for the six months ended June 30, 2010 compared to zero for the prior year period.

Noninterest Expense

	Six Months Ended June 30,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$2,721	$2,677	$44	1.64%
Net occupancy and equipment expense	672	712	(40)	(5.62)
Data processing expense	545	441	104	23.58
Advertising and promotions	134	139	(5)	(3.60)
FDIC insurance premiums	370	369	1	0.27
Professional fees	444	300	144	48.00
Other real estate owned expenses	229	—	229	—
Other operating expenses	591	528	63	11.93

Total non-interest expenses	$5,706	$5,166	$540	10.45

Noninterest expense increased by $540,000 to $5.7 million for the six months ended June 30, 2010 from $5.2 million for the comparable prior year period. Salaries and employee benefits expenses increased by $44,000, or 1.6%, to $2.7 million for the six months ended June 30, 2010. This increase is primarily the result of higher health insurance premiums. Professional fees, including legal expenses, increased by $144,000 to $444,000 for the six months ended June 30, 2010. This increase is primarily due to higher legal fees associated with foreclosure actions. In addition, other real estate owned expenses increased to $229,000 for the six months ended June 30, 2010 compared to zero for the prior year period. Other operating expenses, including occupancy, data processing, and marketing and advertising expenses, increased by a net $59,000, or 4.6%, to $1.4 million for the six months ended June 30, 2010 from $1.3 million for the prior year period. Of this increase, $104,000 is related to increases in data processing expense, which is primarily due to increased volume resulting from an increased number of deposit accounts. This increase was partially offset by lower advertising and promotion expenses, which decreased $5,000 from the prior year period and lower occupancy expenses, which decreased $40,000 due to a successful petition to lower the real estate tax assessments on two Bank properties. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Expense. Income tax benefit totaled $1.9 million and $406,000 for the six months ended June 30, 2010 and 2009, respectively.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company’s primary source of funds is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is generally restricted under applicable law to net profits in the current year plus those for the previous two years. At June 30, 2010, the Company had liquid assets of $2.2 million.

Contractual Obligations

The following table discloses contractual obligations of the Company as of June 30, 2010:

(Dollars in Thousands)	2010	2011	2012	2013	2014	2015 and after	Total
Federal Home Loan Bank advances	$4,500	$2,000	$2,000	$4,500	$—	$—	$13,000
Other borrowing	—	—	—	—	1,600	—	1,600
Subordinated debentures	—	—	—	—	—	3,609	3,609
Data Processing (1), (2)	281	581	601	—	—	—	1,463

Total	$4,781	$2,581	$2,601	$4,500	$1,600	$3,609	$19,672

(1)	Estimated contract amount based on transaction volume. Actual expense was $590,000 and $551,000 in 2009 and 2008, respectively.
(2)	Contract expires September 30, 2012.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see Note 16 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 31, 2010. We currently have no plans to engage in hedging activities in the future. For the year ended December 31, 2009 and for the six months ended June 30, 2010, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the six months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.	RISK FACTORS

Except as described below, there are no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2009.

Recently enacted regulatory reform legislation may have a material impact on our operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act, which restructures the regulation of depository institutions. The legislation contains several provisions that will have a direct impact on our operations. The legislation creates a new federal agency, the Consumer Financial Protection Bureau, that will be dedicated to administering fair lending and consumer compliance laws with respect to financial products and services, which could result in new regulatory requirements and increased regulatory costs for us. The legislation also contains changes to the laws governing, among other things, FDIC assessments, mortgage originations, holding company capital requirements and risk retention requirements for securitized loans. Much of the legislation requires implementation through regulations and, accordingly, a complete assessment of its impact on the Company and the Bank are not yet possible since such regulations have not yet been issued. However, the enactment of the legislation is likely to increase regulatory burdens and costs for us and have a material impact on our operations.

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
Dated: August 16, 2010
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Eric J. Wedeen
Eric J. Wedeen
Dated: August 16, 2010
Chief Financial Officer
(Principal Financial Officer)