Form 10-Q
period 2010-09-30
COMMUNITY FINANCIAL SHARES INC
filed 2010-11-12
CIK 1123735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2010
Common Stock, no par value per share	1,245,267 shares

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and due from banks	$6,657	$7,186
Interest-bearing deposits	13,179	18,662

Cash and cash equivalents	19,836	25,848

Interest-bearing time deposits	4,629	618
Securities available for sale	39,749	44,544
Loans held for sale	1,201	1,698
Loans, less allowance for loan losses of $4,403 and $4,812 at September 30, 2010 and December 31, 2009, respectively	224,335	232,972
Foreclosed assets, net	3,084	2,396
Real estate held for investment	4,325	—
Prepaid FDIC assessment	1,675	2,160
Federal Home Loan Bank stock	5,398	5,398
Premises and equipment, net	15,547	15,864
Cash value of life insurance	5,878	5,700
Interest receivable and other assets	7,412	4,332

Total assets	$333,069	$341,530

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$291,468	$298,311
Federal Home Loan Bank advances	13,000	13,000
Other borrowings	1,500	1,800
Subordinated debentures	3,609	3,609
Interest payable and other liabilities	2,670	2,103

Total liabilities	312,247	318,823

Commitments and contingent liabilities

Shareholders’ equity
Common stock—no par value, 5,000,000 shares authorized; 1,245,267 shares issued and outstanding	—	—
Preferred stock—$1.00 par value, 1,000,000 shares authorized; 7,319 shares issued and outstanding	7	7
Paid-in capital	11,936	11,877
Retained earnings	8,387	11,064
Accumulated other comprehensive income (loss)	492	(241)

Total shareholders’ equity	20,822	22,707

Total liabilities and shareholders’ equity	$333,069	$341,530

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2010 and 2009

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest and dividend income
Interest and fees on loans	$3,057	$3,148	$9,111	$9,338
Securities:
Taxable	204	339	840	816
Exempt from federal income tax	136	129	416	377
Other interest income	30	10	67	37

Total interest and dividend income	3,427	3,626	10,434	10,568
Interest expense
Deposits	678	1,080	2,261	3,499
Federal Home Loan Bank advances and other borrowed funds	109	156	363	437
Subordinated debentures	20	20	54	78

Total interest expense	807	1,256	2,678	4,014

Net interest income	2,620	2,370	7,756	6,554
Provision for loan losses	110	120	4,775	1,080

Net interest income after provision for loan losses	2,510	2,250	2,981	5,474
Non-interest income
Service charges on deposit accounts	121	149	383	469
Gain on sale of loans	219	233	569	803
Gain on sale of securities	112	—	112	50
Write-down on other real estate owned	—	—	(185)	—
Gain (loss) on sale of foreclosed assets	46	10	50	(44)
Other non-interest income	226	152	573	494

Total non-interest income	724	544	1,502	1,772

Non-interest expense
Salaries and employee benefits	1,456	1,406	4,177	4,084
Net occupancy and equipment expense	348	365	1,019	1,077
Data processing expense	275	237	820	678
Advertising and promotions	76	75	210	214
Professional fees	175	164	619	464
Other real estate owned expenses	122	—	351	—
FDIC insurance premiums	185	166	555	536
Other operating expenses	337	353	928	879

Total non-interest expense	2,974	2,766	8,679	7,932

Income (loss) before income taxes	260	28	(4,196)	(686)
Expense (benefit) for income taxes	30	(58)	(1,852)	(464)

Net income (loss)	230	86	(2,344)	(222)

Preferred stock dividend and accretion	(112)	(106)	(332)	(163)

Net income (loss) available to common shareholders	$118	$(20)	$(2,676)	$(385)

Earnings (loss) per share
Basic	$0.09	$(0.02)	$(2.15)	$(0.31)
Diluted	$0.09	$(0.02)	$(2.15)	$(0.31)
Average shares outstanding basic	1,245,267	1,245,267	1,245,267	1,245,267
Average shares outstanding diluted	1,245,267	1,245,267	1,245,267	1,245,267
Dividends per share	$0.00	$0.00	$0.00	$0.00

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2010 and 2009

(In thousands, except share and per share data)

(Unaudited)

	Number of Common Shares	Preferred Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2010	1,245,267	$7	$11,877	$11,064	$(241)	$22,707
Net loss	—	—	—	(2,345)	—	(2,345)
Change in unrealized net gain on securities available for sale, net of reclassification adjustment of $112 and tax effects	—	—	—	—	733	733

Total comprehensive loss						(1,612)
Preferred stock dividends (5%)	—	—	—	(285)	—	(285)
Discount on preferred stock	—	—	47	(47)	—	—
Stock option expense	—	—	12	—	—	12

Balance at September 30, 2010	1,245,267	$7	$11,936	$8,387	$492	$20,822

Balance at January 1, 2009	1,245,267	—	$4,866	$12,201	$(454)	$16,613
Net loss	—	—	—	(222)	—	(222)
Change in unrealized net gain on securities available for sale, net of reclassification adjustment of $50 and tax effects	—	—	—	—	580	580

Total comprehensive income						358
Preferred stock dividends (5%)	—		—	(95)	—	(95)
Preferred stock issued	—	7	6,963	—	—	6,970
Discount on preferred stock	—	—	20	(20)	—	—
Stock option expense	—	—	11	—	—	11

Balance at September 30, 2009	1,245,267	$7	$11,860	$11,864	$126	$23,857

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2010 and 2009

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,345)	$(222)
Adjustments to reconcile net loss to net cash from operating activities
Amortization on securities, net	100	71
Depreciation	492	497
Provision for loan losses	4,775	1,080
Gain on sale of securities	(112)	(50)
Writedown of other real estate owned	185	—
(Gain) loss on sale of foreclosed assets	(50)	44
Gain on sale of loans	(569)	(803)
Originations of loans for sale	(30,365)	(44,284)
Proceeds from sales of loans	30,935	45,087
Compensation cost of stock options	12	11
Change in cash value of life insurance	(179)	(172)
Change in interest receivable and other assets	(10,244)	(314)
Change in interest payable and other liabilities	566	106

Net cash from (used in) operating activities	(6,799)	1,051
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(24,633)	(28,660)
Proceeds from maturities and calls of securities available for sale	21,748	12,067
Proceeds from sales of securities available for sale	4,880	3,054
Proceeds from sale other real estate owned	2,136	—
Net change in loans	4,258	(16,164)
Property and equipment expenditures, net	(175)	(357)

Net cash from (used in) investing activities	8,214	(30,060)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in:
Non-interest bearing and interest bearing demand deposits and savings	(13,989)	19,213
Certificates and other time deposits	7,147	1,582
Proceeds of borrowings	11,000	6,000
Repayments of borrowings	(11,300)	(6,100)
Proceeds from issuance of preferred stock	—	6,970
Dividends paid on preferred stock	(285)	(95)

Net cash from (used in) financing activities	(7,427)	27,570

Change in cash and cash equivalents	(6,012)	(1,439)

Cash and cash equivalents at beginning of period	25,848	15,825

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,836	$14,386

Supplemental disclosures
Interest paid	$2,865	$4,139
Income taxes paid	—	—
Transfers from loans to foreclosed assets and real estate held for investment	5,625	2,077

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINACIAL STATEMENTS

(Table dollars in thousands)

September 30, 2010 and 2009

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are consistent with those used in the preparation of annual consolidated financial statements. The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management of Community Financial Shares, Inc. (the “Company”), for a fair statement of results for the interim periods presented. Results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period.

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

NOTE 2 – EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(in thousands)
Net income (loss)	$230	$86	$(2,344)	$(222)
Less: Accretion of discount on preferred stock	(16)	(10)	(47)	(20)
Dividends on preferred stock	(96)	(96)	(285)	(143)

Income (loss) available to common shareholders	$118	$(20)	$(2,676)	$(385)

Weighted Average Shares outstanding	1,245,267	1,245,267	1,245,267	1,245,267
Effect of dilutive securities:
Stock options	—	—	—	—

Shares used to compute diluted earnings (loss) per share	1,245,267	1,245,267	1,245,267	1,245,267

Earnings (loss) per share:
Basic	$0.09	$(0.02)	$(2.15)	$(0.31)
Diluted	0.09	(0.02)	(2.15)	(0.31)

There were 35,630 and 32,630 anti-dilutive shares at September 30, 2010 and 2009, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

September 30, 2010 and 2009

NOTE 3 – CAPITAL RATIOS

At the dates indicated, the capital ratios of Community Bank-Wheaton/Glen Ellyn, the Company’s wholly owned subsidiary (the “Bank”), were as follows:

	September 30, 2010		December 31, 2009
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$24,913	10.0%	$28,647	11.5%
Tier I capital (to risk-weighted assets)	21,788	8.8%	25,532	10.3%
Tier I capital (to average assets)	21,788	6.6%	25,532	7.7%

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits (as defined in such regulations) for the current year plus those for the previous two years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. At September 30, 2010, regulatory approval is required for all dividend declarations by both the Bank and the Company. Management has agreed to maintain a ratio of total capital to risk-weighted assets of 11.5%. As a result of the net loss for the nine months ended September 30, 2010, the Bank did not meet this ratio.

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

At both September 30, 2010 and December 31, 2009, the Bank was categorized by its regulators as well capitalized in accordance with all regulatory capital requirements.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The fair value of securities available for sale at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U. S. government agencies	$10,046	$40	$—
State and political subdivisions	13,736	517	(57)
Mortgage-backed securities – Government sponsored entities	15,656	315	(2)
Preferred stock	8	—	(7)
SBA guaranteed	303	—	(3)

	$39,749	$872	$(69)

	December 31, 2009
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U. S. government agencies	$17,691	$21	$(326)
State and political subdivisions	15,339	213	(425)
Mortgage-backed securities – Government sponsored entities	11,131	136	(17)
Preferred stock	20	5	—
SBA guaranteed	363	1	(2)

	$44,544	$376	$(770)

Securities classified as U. S. government agencies include notes issued by government-sponsored enterprises such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank. The SBA-guaranteed securities are pools of loans guaranteed by the Small Business Administration.

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009:

	September 30, 2010
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$—	$—	$—	$—	$—	$—
State and political subdivisions	—	—	1,648	(57)	1,648	(57)
Mortgage-backed securities – Government sponsored entities	689	(2)	—	—	689	(2)
Preferred stock - FHLMC	8	(7)	—	—	8	(7)
SBA guaranteed	139	(1)	115	(2)	254	(3)

Total temporarily impaired securities	$836	$(10)	$1,763	$(59)	$2,599	$(69)

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$12,665	$(326)	$—	$—	$12,665	$(326)
State and political subdivisions	4,456	(85)	4,558	(340)	9,014	(425)
Mortgage-backed securities – Government sponsored entities	3,315	(16)	99	(1)	3,414	(17)
SBA guaranteed	—	—	164	(2)	164	(2)

Total temporarily impaired securities	$20,436	$(427)	$4,821	$(343)	$25,257	$(770)

U.S. Government Agencies

The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies as of December 31, 2009 were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.

State and Political Subdivisions

The unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2010.

Unrealized gains and losses within the investment portfolio are determined to be temporary. The Company has performed an evaluation of its investments for other than temporary impairment and there was no impairment identified during the third quarter of 2010. The entire portfolio is classified as available for sale, however, management has no specific intent to sell any securities, and it is more likely than not that the Company will not have to sell any security before recovery of its amortized cost basis.

The fair values of securities available for sale at September 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$128	$128
Due after one year through five years	597	627
Due after five years through ten years	7,467	7,532
Due after ten years	15,090	15,495

Mortgage-backed securities	15,343	15,656
Preferred stock	15	8
SBA guaranteed	305	303

	$38,945	$39,749

Securities with a carrying value of approximately $13.6 million at September 30, 2010 were pledged to secure public deposits, Federal Home Loan Bank advances and for other purposes as required or permitted by law.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income components and related taxes as of September 30, 2010 and December 31, 2009 were as follows:

	2010	2009
Net unrealized gains on securities available for sale	$803	($394)
Tax expense	311	152

Accumulated other comprehensive income	$492	($242)

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

Available for Sale Securities

If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include certain collateralized mortgage and debt obligations, certain municipal securities, U.S. government agencies, preferred stock and SBA securities. Third party vendors compile prices from various sources and may apply such techniques as matrix pricing to determine the value of identical or similar investment securities (Level 2). Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather on the investment securities’ relationship to other benchmark quoted investment securities. The following tables are as of September 30, 2010 and December 31, 2009, respectively:

		At September 30, 2010
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. government agencies	$10,046		$10,046
State and political subdivisions	13,736		13,736
Mortgage-backed securities – Government sponsored entities	15,656		15,656
Preferred stock	8		8
SBA guaranteed	303		303

Total available for sale securities	$39,749	—	$39,749	—

		At December 31, 2009
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. government agencies	$17,691		$17,691
State and political subdivisions	15,339		15,339
Mortgage-backed securities – Government sponsored entities	11,131		11,131
Preferred stock	20		20
SBA guaranteed	363		363

Total available for sale securities	$44,544	—	$44,544	—

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying September 30, 2010 and December 31, 2009 balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans (Collateral Dependent)

Loan impairment is reported when scheduled payments under contractual terms are deemed uncollectible. Impaired loans are carried at fair value as estimated using current and prior appraisals, discounting factors, the borrower’s financial ability to repay, estimated cash flows from the property and other relevant factors. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses recorded in current earnings. The following tables are as of September 30, 2010 and December 31, 2009, respectively:

		At September 30, 2010
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Impaired loans	$12,684	—	—	$12,684
Other real estate owned	1,035	—	—	1,035

		At December 31, 2009
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Impaired loans	$5,965	—	—	$5,965

The carrying amount and estimated fair value of financial instruments at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$19,836	$19,836	$25,848	$25,848
Interest bearing time deposits	4,629	4,629	618	618
Securities available for sale	39,749	39,749	44,544	44,544
Loans held for sale	1,201	1,201	1,698	1,698
Loans receivable, net	224,335	224,356	232,972	233,261
Federal Home Loan Bank stock	5,398	5,398	5,398	5,398
Interest receivable	1,123	1,123	1,266	1,266
Financial liabilities
Deposits	291,468	293,999	298,311	299,075
Federal Home Loan Bank advances	13,000	13,036	13,000	13,209
Other borrowings	1,500	1,500	1,800	1,800
Subordinated debentures	3,609	1,156	3,609	1,138
Interest payable	250	250	403	403

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

The two new standards discussed above are effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted. The Company has evaluated the potential impact of the adoption of these two statements and it was determined that they will not have a material impact on the Company’s financial statements.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

•

The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, an escalation in problem assets and foreclosures, a deterioration in the credit quality and value of the Company’s assets, especially real estate, which, in turn would likely reduce our customers’ borrowing power and the value of assets and collateral associated with our existing loans;

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

•

The effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the Securities and Exchange Commission, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters;

•

The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations;

•	The risks of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;

•

The effect of changes to our regulatory ratings or the imposition of enforcement action by bank regulatory authorities upon the Bank or the Company as a result of our inability to comply with regulatory agreements;

•	Our ability to effectively manage market risk, credit risk and operational risk;

•	The ability of the Company to compete with other financial institutions as effectively as the Company currently intends due to increases in competitive pressures in the financial services sector;

•	The inability of the Company to obtain new customers and to retain existing customers;

•	The timely development and acceptance of products and services including services, products and services offered through alternative delivery channels such as the Internet;

•

Technological changes implemented by the Company and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers;

•	The ability of the Company to develop and maintain secure and reliable electronic systems;

•	The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner;

•	Business combinations and the integration of acquired businesses which may be more difficult or expensive than expected;

•	The costs, effects and outcomes of existing or future litigation; and

•	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

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

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

Total assets at September 30, 2010 were $333.1 million, which represented a decrease of $8.4 million, or 2.5%, compared to $341.5 million at December 31, 2009. The decrease in total assets was primarily due to decreases in loans receivable, investment securities and cash and cash equivalents. These decreases were partially offset by increases in real estate held for investment, interest-bearing time deposits and other real estate owned. Loans receivable decreased $8.7 million, or 3.7%, to $224.3 million at September 30, 2010 from $233.0 million at December 31, 2009 and investment securities decreased $4.8 million, or 10.8%, to $39.7 million at September 30, 2010 from $44.5 million at December 31, 2009. In addition, cash and cash equivalents decreased $6.0 million, or 23.3%, to $19.8 million at September 30, 2010 from $25.8 million at December 31, 2009. Real estate held for investment increased to $4.3 million at September 30, 2010 from zero at December 31, 2009. Interest-bearing time deposits increased $4.0 million to $4.6 million at September 30, 2010 from $618,000 at December 31, 2009. Other real estate owned increased $688,000, or 28.7%, to $3.1 million at September 30, 2010 from $2.4 million at December 31, 2009 and decreased $272,000, or 8.1%, on a linked quarter basis. The decrease in loans and increases in other real estate owned and real estate held for investment during the nine months ended September 30, 2010 is primarily due to the Bank (1) taking possession of five properties through foreclosure and transferring them to other real estate owned and (2) accepting a deed in lieu of foreclosure on two other properties, which have been leased. Included in other real estate owned are two one-to-four family residences, two multi-unit condominium buildings, one mixed-use commercial/residential property and one commercial property. In addition, the decrease in loans receivable was partially due to the write-off of $3.7 million in balances.

Total liabilities at September 30, 2010 were $312.2 million, which represented a decrease of $6.6 million, or 2.1%, compared to $318.8 million at December 31, 2009. Deposits decreased $6.8 million, or 2.3%, to $291.5 million at September 30, 2010 from $298.3 million at December 31, 2009. This decrease primarily consists of decreases in: (1) interest bearing demand deposit accounts of $5.0 million, or 6.4%, to $72.5 million at September 30, 2010 from $77.5 million at December 31, 2009; (2) money market accounts of $9.4 million, or 21.9%, to $33.5 million at September 30, 2010 from $42.9 million at December 31, 2009; and (3) certificates of deposit of $14.0 million, or 11.5%, to $107.8 million at September 30, 2010 from $121.8 million at December 31, 2009. These decreases were partially offset by a substantial increase in regular savings accounts of $21.9 million, or 83.8%, to $48.0 million at September 30, 2010 from $26.1 million at December 31, 2009. The increase in regular savings accounts is partially due to the introduction of a high rate savings account by the Bank in November 2009. The percentage of regular savings accounts to total deposits increased to 16.5% at September 30, 2010 from 8.7% at December 31, 2009 and the percentage of certificates of deposit to total deposits decreased to 37.0% at September 30, 2010 from 40.5% at December 31, 2009. Borrowed money, consisting of Federal Home Loan Bank advances and other borrowings, decreased $300,000, or 2.0%, to $14.5 million at September 30, 2010 from $14.8 million at December 31, 2009.

Stockholders’ equity decreased $1.9 million, or 8.3%, to $20.8 million at September 30, 2010 from $22.7 million at December 31, 2009. The decrease in stockholders’ equity for the nine months ended September 30, 2010 was primarily due to the net loss for the nine months ended September 30, 2010. The loss was partially offset by an increase of $733,000 in the Company’s accumulated other comprehensive income relating to the change in fair value of its available-for-sale investment portfolio. As of September 30, 2010 there were 1,245,267 shares of Company common stock outstanding, resulting in a tangible book value of $10.73 per share at that date. Tangible book value provides a method to assess the level of tangible net assets on a per share basis. Tangible book value is determined by methods other than in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”). The Company’s management uses this non-GAAP measure in its analysis of the Company’s performance. This measure should not be considered a substitute for book value per share value, a GAAP basis measure, nor should it be viewed as a substitute for operating results determined in accordance with GAAP. Management believes the presentation of tangible book value per share provides useful supplemental information that is essential to a proper understanding of the financial results of the Company.

Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009

General. The Company’s net income increased $144,000 to $230,000 for the three months ended September 30, 2010, from $86,000 for the three months ended September 30, 2009. Due to the effect of preferred stock dividends, net income available to common shareholders totaled $118,000 for the three months ended September 30, 2010. This represents basic and diluted earnings per share of $0.09 for the three months ended September 30, 2010 compared to a basic and diluted loss per share of $0.02 for the three months ended September 30, 2009. The increase in net income during the third quarter of 2010 is the result of the combined effect of a $251,000 increase in net interest income, a $179,000 increase in noninterest income, a $208,000 increase in noninterest expense and a $10,000 decrease in provision for loan loss.

Net interest income. The following table summarizes interest and dividend income and interest expense for the three months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$3,057	$3,148	($91)	(2.89%)
Securities:
Taxable	204	339	(135)	(39.82)
Exempt from federal tax	136	129	7	5.43
Other interest income	30	10	20	200.00

Total interest and dividend income	3,427	3,626	(199)	(5.49)

Interest expense:
Deposits	678	1,080	(402)	(37.22)
Federal Home Loan Bank advances and other borrowings	109	156	(47)	(30.13)
Subordinated debentures	20	20	—	—

Total interest expense	807	1,256	(449)	(35.75)

Net interest income	$2,620	$2,370	$250	10.55

The following table summarizes average balances and annualized average yields or costs for the three months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010			2009
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Taxable securities	$24,994	$204	3.23%	$30,639	$339	4.39%
Tax-exempt securities	12,436	136	4.35	12,092	129	4.21
Loan receivables	231,512	3,057	5.24	234,077	3,148	5.34
Interest-bearing deposits	25,390	30	0.47	12,580	10	0.31
FHLB stock	5,398	—	0.00	5,398	—	0.00

Total interest-earning assets	299,730	3,427	4.54	294,786	3,626	4.88

Interest-bearing liabilities:
NOW accounts	74,834	109	0.58	68,994	175	1.01
Regular savings	48,315	69	0.57	24,514	9	0.15
Money market accounts	34,381	56	0.65	42,880	157	1.45
Certificates of deposit	108,209	444	1.63	110,637	739	2.65
FHLB advances and other	14,599	109	2.97	18,966	156	3.25
Subordinated debentures	3,609	20	2.15	3,609	20	2.23

Total interest-bearing deposits	$283,947	807	1.13	$269,600	1,256	1.85

Net interest income		$2,620			$2,370

Net interest spread			3.41%			3.03%

Net interest income to average interest-earning assets			3.47%			3.19%

Interest Income. Interest income decreased $199,000, or 5.5%, to $3.4 million for the three months ended September 30, 2010, compared to $3.6 million for the same period in 2009. This decrease resulted primarily from a decrease in the average yield on earning assets of 34 basis points to 4.54% for the three months ended September 30, 2010 from 4.88% for the three months ended September 30, 2009.

Interest and fees on loans decreased $91,000, or 2.9%, to $3.1 million for the three months ended September 30, 2010, compared to $3.2 million for the comparable prior year period. This decrease resulted from a decrease in the average loan yield of 10 basis points to 5.24% for the three months ended September 30, 2010 from 5.34% for the comparable prior year period. Loan interest income of $14,000 was reversed for the three months ended September 30, 2010 as a result of loans placed on nonaccrual status. In addition, there was a decrease in the average balance of loans of $2.6 million to $231.5 million for the three months ended September 30, 2010 from $234.1 million for the comparable prior year period. Interest on taxable securities decreased $135,000 for the three months ended September 30, 2010 compared to the comparable prior year period. This decrease is primarily due to a decrease in the average balance of taxable securities of $5.6 million to $25.0 million for the three months ended September 30, 2010 from $30.6 million for the three months ended September 30, 2009. In addition, there was a decrease in the average yield on taxable securities of 116 basis points to 3.23% for the three months ended September 30, 2010 from 4.39% for the comparable prior year period.

Interest Expense. Interest expense decreased by $449,000, or 35.8%, to $807,000 for the three months ended September 30, 2010, from $1.3 million for the three months ended September 30, 2009. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities of 72 basis points to 1.13% for the three months ended September 30, 2010 from 1.85% for the comparable prior year period. This decrease was partially offset by an increase in the average balance of interest bearing liabilities of $14.3 million to $283.9 million for the three months ended September 30, 2010 from $269.6 million for the three months ended September 30, 2009. Interest expense resulting from Federal Home Loan Bank advances, subordinated debentures and other borrowings decreased $47,000 during the three months ended September 30, 2010. The average balance on these borrowings decreased $4.4 million to $14.6 million for the three months ended September 30, 2010 from $19.0 million for the comparable prior year period. In addition there was a decrease in the average cost on these borrowings of 28 basis points to 2.97% for the three months ended September 30, 2010 from 3.25% for the comparable period in 2009.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses increased $250,000, or 10.6%, to $2.6 million for the three months ended September 30, 2010 compared to $2.4 million for the comparable period in 2009. The Company’s net interest margin expressed as a percentage of average earning assets increased to 3.47% for the three months ended September 30, 2010 as compared to 3.19% for the three months ended September 30, 2009. The yield on average earning assets decreased 34 basis points to 4.54% for the three months ended September 30, 2010 from 4.88% for the comparable period ended September 30, 2009. This decrease in the yield on average earning assets was primarily due to an increase in nonperforming loans of $10.9 million. The yield on average loans decreased to 5.24% for the three months ended September 30, 2010 from 5.34% for the three months ended September 30, 2009. In addition, there was a 72 basis point decrease in the cost of average interest-bearing liabilities to 1.13% for the three months ended September 30, 2010 as compared to 1.85% for the comparable 2009 period.

Provision for Loan Losses. The Bank’s provision for loan losses decreased to $110,000 for the three months ended September 30, 2010 from $120,000 for the comparable period in 2009. The $10,000 decrease in the provision was the result of management’s quarterly analysis of the allowance for loan loss. At September 30, 2010, December 31, 2009 and September 30, 2009, nonperforming loans totaled $20.8 million, $15.0 million and $10.0 million, respectively. At September 30, 2010, the ratio of the allowance for loan losses to nonperforming loans was 21.1% compared to 32.0% at December 31, 2009 and 38.4% at September 30, 2009. The ratio of the allowance to total loans was 1.93%, 2.02% and 1.63%, at September 30, 2010, December 31, 2009 and September 30, 2009, respectively. The decline is primarily due to reserves established in prior periods on loans which were charged off during the three months ended September 30, 2010.

Nonperforming loans increased $6.3 million, or 43.0%, to $20.8 million at September 30, 2010 from $15.0 million at December 31, 2009. The largest component of nonperforming loans is residential real estate, which increased $6.8 million, or 216.1%, to $10.0 million at September 30, 2010, or 47.5% of total nonperforming loans, from $3.1 million at December 31, 2009. Nonperforming real estate construction loans increased $1.8 million, or 46.2%, to $5.6 million at September 30, 2010 from $3.9 million at December 31, 2009. These increases were partially offset by a decrease in nonperforming commercial real estate loans, which decreased $2.2 million, or 47.3%, to $2.5 million at September 30, 2010 from $4.7 million at December 31, 2009 and now represent 11.8% of total nonperforming loans. Charge-offs, net of recoveries, totaled $81,000 for the three months ended September 30, 2010 compared to $286,000 for the three months ended September 30, 2009. Management continues to take aggressive actions in identifying and disposing of problem credits.

The amounts of the provision and allowance for loan losses are influenced by a number of factors, including current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. Should the local economic climate continue to deteriorate, borrowers may experience increased difficulties paying off loans and the level of non-performing loans, charge-offs, and delinquencies could continue to rise, which would require us to further increase the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions. Management believes that, based on information available at September 30, 2010, the Bank’s allowance for loan losses was adequate to cover probable incurred losses inherent in its loan portfolio at that time. However, no assurances can be given that the Bank’s level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance will not be necessary if economic or other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance. In addition, the FDIC as an integral part of its examination processes, periodically reviews the Bank’s allowance for loan losses and may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management. The FDIC examines the Bank periodically and, accordingly, as part of this examination the allowance is reviewed utilizing specific guidelines. Based upon its review, the FDIC may accordingly from time to time require reserves in addition to those previously provided.

Noninterest Income

	Three Months Ended September 30,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$121	$149	($28)	(18.79%)
Gain on sale of loans	219	233	(14)	(6.00)
Gain on sale of securities	112	—	112	—
Gain on sale of foreclosed assets	46	10	36	360.00
Other non-interest income	226	152	74	48.68

Total non-interest income	$724	$544	$180	33.09

Noninterest income totaled $724,000 and $544,000 for the three months ended September 30, 2010 and 2009, respectively. Gain on sale of loans decreased $14,000 to $219,000 for the three months ended September 30, 2010 from $233,000 for the comparable prior year period primarily due to the fact that the Bank’s mortgage department experienced an increase in loan applications during the second quarter of 2009 due to the lower interest rate environment for mortgage loans. In addition, gains on sale securities totaled $112,000 for the three months ended September 30, 2010 compared to zero for the prior year period.

Noninterest Expense

	Three Months Ended September 30,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$1,456	$1,406	$50	3.56%
Net occupancy and equipment expense	348	365	(17)	(4.66)
Data processing expense	275	237	38	16.03
Advertising and promotions	76	75	1	1.33
Professional fees	175	164	11	6.71
Other real estate owned expenses	122	—	122	—
FDIC insurance premiums	185	166	19	11.45
Other operating expenses	337	353	(16)	(4.53)

Total non-interest expenses	$2,974	$2,766	$208	7.52

Noninterest expense increased by $208,000 to $3.0 million for the three months ended September 30, 2010 from $2.8 million for the comparable prior year period. Salaries and employee benefits expenses increased by $50,000, or 3.6%, to $1.5 million for the three months ended September 30, 2010. This increase is primarily the result of higher health insurance costs. Professional fees, including legal expenses, increased by $11,000 to $175,000 for the three months ended September 30, 2010. This increase is primarily due to higher legal fees associated with foreclosure actions. In addition, other real estate owned expenses increased to $122,000 for the three months ended September 30, 2010 compared to zero for the prior year period. Other operating expenses, including occupancy, data processing, and marketing and advertising expenses, increased by a net $22,000, or 3.3%, to $699,000 for the three months ended September 30, 2010 from $677,000 for the prior year period. Of this increase, $38,000 is related to increases in data processing expense, which is primarily due to increased volume of clients utilizing the bank’s on-line banking product. This increase was partially offset by lower occupancy expenses, which decreased $17,000 due to a successful petition to lower the real estate tax assessments on two Bank properties. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Expense. Income tax expense totaled $30,000 for the three months ended September 30, 2010 compared to an income tax benefit of $58,000 for the comparable prior year period.

Comparison of Operating Results for the Nine Months Ended September 30, 2010 and 2009

General. The Company’s net loss increased $2.1 million to a loss of $2.3 million for the nine months ended September 30, 2010, from a loss of $222,000 for the nine months ended September 30, 2009. Due to the effect of preferred stock dividends, net loss available to common shareholders totaled $2.7 million for the nine months ended September 30, 2010. This represents basic and diluted loss per share of $2.15 for the nine months ended September 30, 2010 compared to a basic and diluted loss per share of $0.31 for the nine months ended September 30, 2009. The increase in net loss during the nine months ending September 30, 2010 is the result of the combined effect of a $3.7 million increase in provision for loan loss, a $270,000 decrease in noninterest income, and a $749,000 increase in noninterest expenses partially offset by a $1.2 million increase in net interest income.

Net interest income. The following table summarizes interest and dividend income and interest expense for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$9,111	$9,338	($227)	(2.43%)
Securities:
Taxable	840	816	24	2.94
Exempt from federal tax	416	377	39	10.35
Other interest income	67	37	30	81.08

Total interest and dividend income	10,434	10,568	(134)	(1.27)

Interest expense:
Deposits	2,261	3,499	(1,238)	(35.38)
Federal Home Loan Bank advances and other borrowings	363	437	(74)	(16.93)
Subordinated debentures	54	78	(24)	(30.77)

Total interest expense	2,678	4,014	(1,336)	(33.28)

Net interest income	$7,756	$6,554	$1,202	18.34

The following table summarizes average balances and annualized average yields or costs for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
	2010			2009
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Taxable securities	$29,604	$840	3.79%	$23,968	$816	4.55%
Tax-exempt securities	12,723	416	4.37	11,709	377	4.30
Loan receivables	233,743	9,111	5.21	225,992	9,338	5.52
Interest-bearing deposits	22,716	67	0.40	15,932	37	0.31
FHLB stock	5,398	—	0.00	5,398	—	0.00

Total interest-earning assets	304,184	10,434	4.59	282,999	10,568	4.99

Interest-bearing liabilities:
NOW accounts	76,121	355	0.62	65,560	526	1.07
Regular savings	41,809	167	0.53	25,092	28	0.15
Money market accounts	36,782	178	0.65	40,247	475	1.58
Certificates of deposit	112,295	1,561	1.86	109,592	2,470	3.01
FHLB advances and other	14,698	363	3.31	18,989	437	3.08
Subordinated debentures	3,609	54	2.00	3,609	78	2.88

Total interest-bearing deposits	$285,314	2,678	1.25	$263,089	4,014	2.04

Net interest income		$7,756			$6,554

Net interest spread			3.34%			2.95%

Net interest income to average interest-earning assets			3.41%			3.10%

Interest Income. Interest income decreased $134,000, or 1.3%, to $10.4 million for the nine months ended September 30, 2010, compared to $10.6 million for the same period in 2009. This decrease resulted primarily from a decrease in the average yield on earning assets of 40 basis points to 4.59% for the nine months ended September 30, 2010 from 4.99% for the nine months ended September 30, 2009.

Interest and fees on loans decreased $227,000, or 2.4%, to $9.1 million for the nine months ended September 30, 2010, compared to $9.3 million for the comparable prior year period. This decrease resulted from a decrease in the average loan yield of 31 basis points to 5.21% for the nine months ended September 30, 2010 from 5.52% for the comparable prior year period. Loan interest income of $301,000 was reversed for the nine months ended September 30, 2010 as a result of loans placed on nonaccrual status. Partially offsetting this decrease was an increase in the average balance of loans of $7.7 million to $233.7 million for the nine months ended September 30, 2010 from $226.0 million for the comparable prior year period. In addition, interest on taxable securities increased $24,000 for the nine months ended September 30, 2010 compared to the comparable prior year period. This increase is primarily due to an increase in the average balance of taxable securities of $5.6 million to $29.6 million for the nine months ended September 30, 2010 from $24.0 million for the nine months ended September 30, 2009. Partially offsetting the increase in the average balance of taxable securities was a decrease in the average yield on taxable securities of 76 basis points to 3.79% for the nine months ended September 30, 2010 from 4.55% for the comparable prior year period.

Interest Expense. Interest expense decreased by $1.3 million, or 33.3%, to $2.7 million for the nine months ended September 30, 2010, from $4.0 million for the nine months ended September 30, 2009. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities of 79 basis points to 1.25% for the nine months ended September 30, 2010 from 2.04% for the comparable prior year period. This decrease was partially offset by an increase in the average balance of interest bearing liabilities of $22.2 million to $285.3 million for the nine months ended September 30, 2010 from $263.1 million for the nine months ended September 30, 2009. Interest expense resulting from Federal Home Loan Bank advances, subordinated debentures and other borrowings decreased $98,000 during the nine months ended September 30, 2010. The average balance on these borrowings decreased $4.3 million to $18.3 million for the nine months ended September 30, 2010 from $22.6 million for the comparable prior year period. In addition, the average cost on these borrowings remained unchanged at 3.05% for the nine months ended September 30, 2010 and 2009.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses increased $1.2 million, or 18.3%, to $7.8 million for the nine months ended September 30, 2010 compared to $6.6 million for the comparable period in 2009. The Company’s net interest margin expressed as a percentage of average earning assets increased to 3.41% for the nine months ended September 30, 2010 as compared to 3.10% for the nine months ended September 30, 2009. The yield on average earning assets decreased 40 basis points to 4.59% for the nine months ended September 30, 2010 from 4.99% for the comparable period ended September 30, 2009. This decrease in the yield on average earning assets was primarily due to an increase in nonperforming loans of $10.9 million. The yield on average loans decreased to 5.21% for the nine months ended September 30, 2010 from 5.52% for the nine months ended September 30, 2009. In addition, there was a 79 basis point decrease in the cost of average interest-bearing liabilities to 1.25% for the nine months ended September 30, 2010 as compared to 2.04% for the comparable 2009 period.

Provision for Loan Losses. The Bank’s provision for loan losses increased to $4.8 million for the nine months ended September 30, 2010 from $1.1 million for the comparable period in 2009. The $3.7 million increase in the provision was the result of management’s quarterly analysis of the allowance for loan loss. At September 30, 2010, December 31, 2009 and September 30, 2009, nonperforming loans totaled $20.8 million, $15.0 million and $10.0 million, respectively. At September 30, 2010, the ratio of the allowance for loan losses to nonperforming loans was 21.1% compared to 32.0% at December 31, 2009 and 38.4% at September 30, 2009. The ratio of the allowance to total loans was 1.93%, 2.02% and 1.63%, at September 30, 2010, December 31, 2009 and September 30, 2009, respectively. The decline is primarily due to reserves established in prior periods on loans which were charged off during the nine months ended September 30, 2010.

Nonperforming loans increased $6.3 million, or 43.0%, to $20.8 million at September 30, 2010 from $15.0 million at December 31, 2009. The largest component of nonperforming loans is residential real estate, which increased $6.8 million, or 216.1%, to $10.0 million at September 30, 2010, or 47.5% of total nonperforming loans, from $3.1 million at December 31, 2009. Nonperforming real estate construction loans increased $1.8 million, or 46.2%, to $5.6 million at September 30, 2010 from $3.9 million at December 31, 2009. These increases were partially offset by a decrease in nonperforming commercial real estate loans, which decreased $2.2 million, or 47.3%, to $2.5 million at September 30, 2010 from $4.7 million at December 31, 2009 and now represent 11.8% of total nonperforming loans. Charge-offs, net of recoveries, totaled $5.2 million for the nine months ended September 30, 2010 compared to $550,000 for the nine months ended September 30, 2009. Management continues to take aggressive actions in identifying and resolving problem credits.

Noninterest Income

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$383	$469	($86)	(18.34%)
Gain on sale of loans	569	803	(234)	(29.14)
Gain on sale of securities	112	50	62	124.00
Write-down on other real estate owned	(185)	—	(185)	—
Gain (loss) on sale of foreclosed assets	50	(44)	94	213.64
Other non-interest income	573	494	79	15.99

Total non-interest income	$1,502	$1,772	$(270)	(15.24)

Noninterest income totaled $1.5 million and $1.8 million for the nine months ended September 30, 2010 and 2009, respectively. Gain on sale of loans decreased $234,000 to $569,000 for the nine months ended September 30, 2010 from $803,000 for the comparable prior year period, primarily due to the fact that the Bank’s mortgage department experienced an increase in loan applications during the first nine months of 2009 due to the lower interest rate environment for mortgage loans. Gains on sale securities increased $62,000 to $112,000 for the nine months ended September 30, 2010 compared to $50,000 for the prior year period. In addition, write-downs on other real estate owned properties totaled $185,000 for the nine months ended September 30, 2010 compared to zero for the prior year period.

Noninterest Expense

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$4,177	$4,084	$93	2.28%
Net occupancy and equipment expense	1,019	1,077	(58)	(5.39)
Data processing expense	820	678	142	20.94
Advertising and promotions	210	214	(4)	(1.87)
Professional fees	619	464	155	33.41
Other real estate owned expenses	351	—	351	—
FDIC insurance premiums	555	536	19	3.55
Other operating expenses	928	879	50	5.69

Total non-interest expenses	$8,679	$7,932	$747	9.42

Noninterest expense increased by $747,000 to $8.7 million for the nine months ended September 30, 2010 from $7.9 million for the comparable prior year period. Salaries and employee benefits expenses increased by $93,000, or 2.3%, to $4.2 million for the nine months ended September 30, 2010. This increase is primarily the result of higher health insurance premiums. Professional fees, including legal expenses, increased by $155,000 to $619,000 for the nine months ended September 30, 2010. This increase is primarily due to higher legal fees associated with foreclosure actions. In addition, other real estate owned expenses increased to $351,000 for the nine months ended September 30, 2010 compared to zero for the prior year period. Other operating expenses, including occupancy, data processing, and marketing and advertising expenses, increased by a net $80,000, or 4.1%, to $2.1 million for the nine months ended September 30, 2010 from $2.0 million for the prior year period. Of this increase, $142,000 is related to increases in data processing expense, which is primarily due to increased volume of clients utilizing the bank’s on-line banking product. This increase was partially offset by lower advertising and promotion expenses, which decreased $4,000 from the prior year period and lower occupancy expenses, which decreased $58,000 due to a successful petition to lower the real estate tax assessments on two Bank properties. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Expense. Income tax benefit totaled $1.9 million and $464,000 for the nine months ended September 30, 2010 and 2009, respectively.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company’s primary source of funds is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is generally restricted under applicable law to net profits in the current year plus those for the previous two years. At September 30, 2010, the Company had liquid assets of $1.6 million.

Contractual Obligations

The following table discloses contractual obligations of the Company as of September 30, 2010:

(Dollars in Thousands)	2010	2011	2012	2013	2014	2015 and after	Total
Federal Home Loan Bank advances	$2,000	$2,000	$2,000	$4,500	$2,500	$—	$13,000
Other borrowing	1,500	—	—	—	—	—	1,500
Subordinated debentures	—	—	—	—	—	3,609	3,609
Data Processing (1), (2)	141	581	601	—	—	—	1,323

Total	$3,641	$2,581	$2,601	$4,500	$2,500	$3,609	$19,432

(1)	Estimated contract amount based on transaction volume. Actual expense was $590,000 and $551,000 in 2009 and 2008, respectively.
(2)	Contract expires September 30, 2012.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see Note 16 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 31, 2010. We currently have no plans to engage in hedging activities in the future. For the year ended December 31, 2009 and for the nine months ended September 30, 2010, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the nine months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2009 and the Company’s Form 10-Q for the quarter ended June 30, 2010.

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
Dated: November 12, 2010
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Eric J. Wedeen
Eric J. Wedeen
Dated: November 12, 2010
Chief Financial Officer
(Principal Financial Officer)