Form 10-K
period 2010-12-31
COMMUNITY FINANCIAL SHARES INC
filed 2011-03-31
CIK 1123735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $8,506,000 based upon the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 21, 2011
Common Stock, no par value per share	1,245,267 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 25, 2011 are incorporated by reference into Part III of this Form 10-K.

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

Market Area

The Company is located in the village of Glen Ellyn in DuPage County in Illinois. Glen Ellyn is a suburb of Chicago and is located approximately 20 miles directly west of the city. The combined population of Wheaton and Glen Ellyn is approximately 84,000 while the county of DuPage currently has approximately 930,000 residents. The median household income within the Bank’s market area is above $88,000 which is higher than the area average. The economic base of both communities is comprised primarily of professionals and service related industry. There are no dominant employers in the area. However, the DuPage County offices as well as the College of DuPage, both of whom are nearby, are likely the largest. The local economy remains stable however, real estate values have been negatively impacted which is reflected in the local real estate market.

Regulatory Actions

As previously disclosed in a Current Report on Form 8-K dated January 26, 2011, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order with the Federal Deposit Insurance Corporation (the “FDIC”) and the Illinois Department of Financial and Professional Regulation (the “IDFPR”) on January 21, 2011, whereby the Bank consented to the issuance of a Consent Order (the “Order”) by the FDIC and IDFPR, without admitting or denying that grounds exist for the FDIC and IDFPR to initiate an administrative proceeding against the Bank.

The Order requires the Bank to take the following actions: ensure that the Bank has competent management in place in all executive officer positions; increase the participation of the Bank’s Board of Directors in the affairs of the Bank and in the approval of sound policies and objectives for the supervision of the Bank’s activities; establish a compliance program to monitor the Bank’s compliance with the Order; achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets within 120 days; increase its allowance for loan losses to $4,728,000 after application of the funds necessary to effect the charge-off of certain adversely classified loans identified in the related Report of Examination of the FDIC and IDFPR (the “ROE”); implement a program for the maintenance of an adequate allowance for loan and lease losses; adopt a written profit plan and a realistic, comprehensive budget for all categories of income and expense for calendar year 2011; charge off from its books and records any loan classified as “loss” in the ROE; adopt a written plan to reduce the Bank’s risk position in each asset in excess of $500,000 which has been classified as “substandard” or “doubtful” in the ROE; cease extending additional credit to any borrower who is already obligated in any manner to the Bank on any extension of credit that has been charged off the books of the Bank or classified as “loss” in the ROE without the prior non-objection of the FDIC; not pay any dividends to the Company without prior regulatory approval; implement procedures for managing the Bank’s sensitivity to interest rate risk; provide the Company with a copy of the Order; and submit quarterly progress reports to the FDIC and IDFPR regarding the Bank’s compliance with the Order.

The Order will remain in effect until modified or terminated by the FDIC and IDFPR. Any material failure to comply with the provisions of the Order could result in enforcement actions by the FDIC and IDFPR. While the Company intends to take such actions as may be necessary to enable the Bank to comply with the requirements of the Order, there can be no assurance that the Bank will be able to comply fully with the provisions of the Order, or to do so within the timeframes required, that compliance with the Order will not be more time consuming or more expensive than anticipated, or that compliance with the Order will enable the Company and the Bank to resume profitable operations, or that efforts to comply with the Order will not have adverse effects on the operations and financial condition of the Company and the Bank.

In addition, on January 14, 2011, the Company was notified by the Federal Reserve Bank of Chicago (the “FRB”) that the overall condition of the Company and the Bank is less than satisfactory. As a result, the Company must now obtain prior written approval from the FRB prior to, among other things, (i) the payment of any capital distribution, including stockholder dividends on the shares of Company preferred stock issued to the U.S. Department of Treasury (the “Treasury”) pursuant to the Trouble Asset Relief Program (“TARP”) Capital Purchase Program or (ii) making any payments related to any outstanding trust preferred securities. The Company is also required, within thirty days of January 14, 2011, to downstream all remaining funds to the Bank with the exception of the Company’s non-discretionary payments required to be made over the next twelve months. Additionally, the Company will be required to comply with (i) the provisions of Section 32 of the Federal Deposit Insurance Act and Section 225.71 of the Rules and Regulations of the Board of Governors of the Federal Reserve System with respect to the appointment of any new Company directors or the hiring or change in position of any Company senior executive officer and (ii) the restrictions on making “golden parachute” payments set forth in Section 18(k) of the Federal Deposit Insurance Act.

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

The Company’s loan portfolio by major category as of December 31 for each of the past five years is shown below.

	2010	2009	2008	2007	2006
	(In thousands)
Real estate
Commercial	$94,356	$99,416	$84,103	$87,746	$85,598
Construction	15,435	21,341	31,243	39,016	27,903
Residential	25,964	25,424	18,790	21,279	21,526
Home Equity	66,243	63,758	59,727	51,498	38,132

Total real estate	201,998	209,939	193,863	199,539	173,159
Commercial	25,572	25,907	27,175	28,228	26,318
Consumer	1,399	1,662	1,762	1,895	1,876

Total loans	228,969	237,508	222,800	229,662	201,353
Deferred loan costs, net	317	276	115	44	16
Allowance for loan losses	(7,679)	(4,812)	(3,300)	(1,970)	(1,549)

Loans, net	$221,607	$232,972	$219,615	$227,736	$199,820

Loan Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of total loans outstanding as of December 31, 2010 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

	Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$20,208	$5,121	$243	$25,572
Real Estate	46,270	90,009	65,719	201,998
Consumer	1,219	180	—	1,399

Totals	$67,697	$95,310	$65,962	$228,969

Below is a schedule of loan amounts maturing or re-pricing, classified according to sensitivity to changes in interest rates, as of December 31, 2010.

	Interest Sensitivity
	Fixed Rate	Variable Rate	Total
	(Dollars in thousands)
Due within three months	$17,182	$14,571	$31,753
Due after three months but within one year	17,579	16,638	34,217
Due after one but within five years	87,467	8,062	95,529
Due after five years	4,457	63,013	67,470

Total	$126,685	$102,284	$228,969

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

In addition to loans originated for the secondary market, the Bank has portfolio loans secured by one-to-four family residential real estate that totaled approximately $26.0 million, or 11.3% of the Bank’s total loan portfolio, as of December 31, 2010.

Commercial Real Estate Lending. Loans secured by commercial real estate totaled approximately $94.4 million, or 41.2% of the Bank’s total loan portfolio, at December 31, 2010. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the property. Such appraised value is generally determined by independent appraisers previously approved by the Board of Directors of the Bank.

The Bank’s commercial real estate loans are permanent portfolio loans secured by improved property such as office buildings, retail stores, warehouses, churches, and other non-residential buildings. Of the commercial real estate loans outstanding at December 31, 2010, most are secured by properties located within 10 miles of the Bank’s offices in Wheaton and Glen Ellyn and were made to local customers of the Bank. In addition, borrowers generally must personally guarantee loans secured by commercial real estate. Commercial real estate loans generally have a 10 to 25 year amortization period and are made at rates based upon competitive local market rates, specific loan risk, and structure usage and type. Such loans generally have a five-year maturity.

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

At December 31, 2010, the Bank had $15.4 million in construction loans outstanding, which represented 6.7% of the Bank’s loan portfolio at such date. The Bank presently charges both fixed and variable interest rates on construction and end loans. Loans, with proper credit, may be made for up to 80% of the anticipated value of the property upon completion. Funds are usually disbursed based upon percentage of completion generally verified by an on-site inspection by Bank personnel and generally through a local title company construction escrow account.

Consumer Lending. As a community-oriented lender, the Bank offers consumer loans for any worthwhile purpose. Although the Bank offers signature unsecured loans, consumer loans are generally secured by automobiles, boats, mobile homes, stocks, bonds, and other personal property. Consumer loans totaled $1.4 million, or 0.6% of the Bank’s total loan portfolio, at December 31, 2010. Consumer loans generally have higher yields than residential mortgage loans since they involve a higher credit risk and smaller volumes with which to cover basic costs.

Home Equity Lending. Home equity loans are generally made not to exceed 80% of the first and second combined mortgage loan to value. These loans generally made for five-year terms and are generally revolving credit lines with minimum payment structures of interest only. The interest rate on these lines of credit adjusts at a rate based on the prime rate of interest. Additionally, the Bank offers five-year amortizing fixed rate home equity balloon loans for those who desire to limit interest rate risk. At December 31, 2010, the outstanding home equity loan balance was $66.2 million, or 28.9% of the Bank’s total loan portfolio.

Commercial Lending. The Bank actively engages in general commercial lending within its market area. These loans are primarily revolving working capital lines, inventory loans, and equipment loans. The commercial loans are generally based on serving the needs of small businesses in the Bank’s market area while limiting the Bank’s business risks to reasonable lending standards. Commercial loans are made with both fixed and adjustable rates and are generally secured by equipment, accounts receivable, inventory, and other assets of the business. Personal guarantees generally support these credit facilities. The Bank also provides commercial and standby letters of credit to assist small businesses in their financing of special purchasing or bonding needs. Standby letters of credit outstanding at December 31, 2010 totaled $224,000. Commercial loans totaled approximately $25.6 million or 11.2% of the Bank’s total loan portfolio at December 31, 2010.

Loan Concentration

At December 31, 2010, the Company did not have any concentration of loans exceeding 10% of total loans which are otherwise not disclosed. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

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

Assets acquired through or instead of loan foreclosure such as other real estate are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

The allowance for loan losses was $7.7 million, representing 3.4% of total loans, as of December 31, 2010, compared to an allowance of $4.8 million or 2.03% of total loans at year-end 2009 and $3.3 million or 1.48% of total loans at year-end 2008. The increase in the provision was the result of management’s quarterly analysis of the allowance for loan losses. Management believes that, based on information available at December 31, 2010, the Bank’s allowance for loan losses was adequate to cover probable incurred losses inherent in its loan portfolio at that time. However, no assurances can be given that the Bank’s level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic or other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance. In addition, the FDIC and IDFPR, as an integral part of their examination processes, periodically review the Bank’s allowance for loan losses and may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management. Any material increase in the allowance for loan losses may adversely affect our financial condition, results of operations and our ability to comply with the Order.

The following table details the component changes in the Company’s allowance for loan losses for each of the past five years:

	Amount as of December 31, (Dollars in thousands)
	2010	2009	2008	2007	2006
Net Total Loans at Year-end	$221,607	$232,972	$219,615	$227,736	$199,820
Average daily balances for loans for the year	232,467	228,676	225,245	205,326	197,410

Allowance for loan losses at beginning of period	$4,812	$3,300	$1,970	$1,549	$1,381
Loan charge-offs during the period
Commercial	(1,281)	(5)	(771)	(14)	(20)
Commercial real estate	(3,647)	(774)	0	0	0
Residential	(141)	(36)	0	0	0
Real Estate	0	0	(125)	0	0
Home equity line of credit	(428)	0	0	0	0
Consumer	(15)	(22)	(9)	0	0

Total Charge-offs	(5,512)	(837)	(905)	(14)	(20)
Loan recoveries during the period
Commercial	22	4	20	15	23
Residential	15	0	0	0	0
Consumer	2	1	0	0	0

Total recoveries	39	5	20	15	23

Net recoveries (charge-offs)	(5,473)	(832)	(885)	1	3
Provision charged to expense	8,340	2,344	2,215	420	165

Allowance for loan losses at end of period	$7,679	$4,812	$3,300	$1,970	$1,549

Ratio of net recoveries/(charge-offs) during the period to average loans outstanding	(2.35%)	(0.36%)	(0.39%)	0.00%	0.00%
Allowance for loan losses to loans outstanding at year-end	3.35%	2.03%	1.48%	0.86%	0.77%

Allocation of the Allowance for Loan Losses

Presented below is an analysis of the composition of the allowance for loan losses and percent of loans in each category to total loans as of the dates indicated:

	2010		2009		2008
	(Dollars in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent
Balance at December 31:
Commercial and industrial (1)	$791	10.2%	$762	15.8%	$349	10.6%
Real estate mortgage (2)	5,075	56.5	2,863	59.5	2,920	88.5
HELOC	838	12.3	389	8.1	—	—
Residential	661	8.0	770	16.0	—	—
Individuals’ loans for household and other personal expenditures, including other loans	19	0.3	24	0.5	31	0.9
Unallocated	295	12.7	4	0.1	—

Totals	$7,679	100.0%	$4,812	100.0%	$3,300	100.0%

(1)	Category also includes lease financing, loans to financial institutions, tax-exempt loans, agricultural production financing and other loans to farmers and construction real estate loans.
(2)	Category includes commercial, farmland and residential real estate loans.

One measurement used by management in assessing the risk inherent in the loan portfolio is the level of nonperforming loans. Nonperforming loans are comprised of non-accrual loans and other loans 90 days or more past due. Nonperforming loans and other assets were as follows at the dates indicated.

	At December 31,
	(Dollars in thousands)
	2010	2009	2008	2007	2006
Non-accrual loans	$11,595	$14,555	$2,725	$62	$25
Non-accrual restructured loans	8,699	—	—	—	—
Other loans 90 days past due	—	480	32	635	645

Total nonperforming loans	20,294	15,035	2,757	697	670
Other real estate owned	3,008	2,396	198	—	—

Total nonperforming assets	$23,302	$17,431	$2,955	$697	$670

Accruing restructured loans	$6,090	$12,358	—	—	—
Nonperforming loans to total loans	8.86%	6.33%	1.24%	0.30%	0.34%
Allowance for loan losses
To nonperforming loans	37.84%	32.00%	119.70%	282.64%	231.19%
Total nonperforming assets
To total stockholders’ equity	131.2%	69.92%	17.79%	3.77%	3.25%
Total nonperforming
To total assets	6.71%	5.11%	1.01%	0.23%	0.25%

At December 31, 2010, nonperforming assets consisted of $20.3 million of nonaccrual loans and other real estate owned of $3.0 million. In addition, at December 31, 2010 nonaccrual loans included $11.9 million of participating interests with other area community banks all of which are secured by commercial real estate. The largest component of nonperforming assets was residential real estate. This sector represented $9.8 million, or 42.0%, of total nonperforming assets at December 31, 2010. At December 31, 2010, construction loans totaled $5.6 million, or 24.0%, of nonperforming assets, loans secured by commercial real estate totaled $2.5 million, or 10.7%, of total nonperforming assets, loans secured by land totaled $2.2 million, or 9.4%, of total nonperforming assets and commercial loans totaled $242,000, or 1.0%, of nonperforming assets. The ratio of the allowance for loan losses to nonperforming loans was 37.8% as of December 31, 2010 as compared to 32.0% for December 31, 2009.

The Bank would have recorded interest income of $1.2 million for the year ended December 31, 2010 had non-accrual loans and troubled debt restructurings been current in accordance with their original terms.

Other real estate owned (“OREO”) increased $612,000 to $3.0 million at December 31, 2010 from $2.4 million at December 31, 2009. OREO consists of eight properties that were acquired through foreclosure or deed in lieu of foreclosure. Included in the total are six residential properties, a commercial real estate property and a parcel of land.

The provision for loan losses in 2010 totaled $8.3 million, which represents a $6.0 million increase from the amount provided for in 2009. This increase is the result of management’s quarterly analysis of the allowance for loan losses. Levels of nonperforming loans are considered manageable at year end 2010. Total nonperforming loans as a percentage of total loans totaled 8.86% at December 31, 2010 compared to 6.33% for the prior year. Based on its analysis of the loan portfolio risks discussed above, including historical loss experience and levels of nonperforming loans, management believes that the allowance for loan losses is adequate at December 31, 2010 to cover any potential losses.

Net (charge-offs) recoveries for the years ended December 31, 2010 and 2009 totaled ($5.5 million) and ($832,000), respectively. The current year’s charge-offs are in part due to deteriorating economic conditions and the effect that has upon smaller businesses within the marketplace. In 2005 management formed a credit quality committee that was charged with monitoring problem credits and directing their resolution. The committee has been successful in identifying existing problem credits and meets on a monthly basis to monitor troubled credits. The management of the Company is confident that any past problems which resulted from weaknesses in processes have been identified and addressed.

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

	2010	2009	2008
U.S. Government Agencies	$11,801	$17,691	$10,110
Mortgage-backed Securities	18,198	11,131	4,724
States and Political Subdivisions	12,868	15,339	10,745
Agency Preferred Stock SBA Guaranteed Pool	11 297	20 363	6 387

Total Investment Securities	$43,175	$44,544	$25,972

The following table shows the weighted average yield for each security group by term to final maturity as of December 31, 2010.

Security Type	Less than 1 year	Yield	1 to 5 years	Yield	5 to 10 years	Yield	Over 10 years	Yield
U.S. Government Agencies	$0	0.00%	$0	0.00%	$4,948	2.00%	$6,853	2.25%

Mortgage-Backed Securities	0	0.00%	526	1.37%	950	1.80%	16,722	2.79%

States and Political Subdivisions(1)	69	2.81%	635	5.73%	1,822	7.03%	10,342	5.94%

Agency Preferred Stock	0	0.00%	0	0.00%	0	0.00%	11	0.00%

SBA Guaranteed Pool	0	0.00%	0	0.00%	65	2.30%	232	2.57%

Total Investment Securities	$69	2.81%	$1,161	3.76%	$7,785	3.16%	$34,160	3.63%

[1]	Fully taxable equivalent

At December 31, 2010, the Company did not own any security of any one issuer where the aggregate carrying value of such securities exceeded 10 percent of the Company’s stockholder’s equity, except for certain debt securities of the U.S. Government agencies and corporations.

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

At December 31, 2010, the Bank’s deposits totaled $309.1 million, or 93.8% of interest-bearing liabilities. This represents an increase from December 31, 2009 when the Bank’s deposits of $298.3 million represented 93.6% of interest-bearing liabilities. For the year ended December 31, 2010, the average balance of core deposits (savings, NOW, money market and non-interest bearing accounts) totaled $186.0 million, or 62.5% of total average deposits compared to $162.1 million or 59.2% of total average deposits for the prior year. Although the Bank has a significant portion of its deposits in core deposits, management monitors activity on the Bank’s core deposits and, based on historical experience and the Bank’s current pricing strategy, believes it will continue to retain a large portion of such accounts.

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

	At December 31, 2010		At December 31, 2009
	(Dollars in thousands)
	Balance	Weighted Average Rate	Balance	Weighted Average Rate

Non interest-bearing accounts	$34,047	—%	$29,962	—%
NOW accounts	80,282	0.58%	77,525	1.04%
Regular savings accounts	50,793	0.51%	26,140	0.16%
Money market accounts	34,560	0.65%	42,894	1.47%
Certificates of deposit	109,398	1.76%	121,790	2.84%

Total deposits	$309,080	0.96%	$298,311	1.84%

The following table shows the maturity schedule for the Company’s time deposits of $100,000 or more as of December 31, 2010 and December 31, 2009.

	2010	2009
	(In thousands)
Three months or less	$15,483	$18,189
Three months through six months	9,759	13,763
Six months through twelve months	15,876	15,757
Over twelve months	10,188	4,466

	$51,306	$52,175

Personnel

As of December 31, 2010, the Company and its subsidiaries had a total of 77 full-time employees and 17 part-time employees. This compares to 74 full-time and 21 part-time employees as of December 31, 2009. None of these employees are subject to a collective bargaining agreement. We believe our relationship with our employees is good.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted on July 21, 2010, restructures the regulation of depository institutions. The Dodd-Frank Act contains several provisions that will have a direct impact on the operations of the Company and the Bank. The legislation contains changes to the laws governing, among other things, FDIC assessments, mortgage originations, holding company capital requirements and risk retention requirements for securitized loans. The Dodd-Frank Act also provides for the creation of a new agency, the Consumer Financial Protection Bureau, as an independent bureau of the Federal Reserve Board, to take over the implementation of federal consumer financial protection and fair lending laws from the depository institution regulators. However, institutions of $10 billion or fewer in assets will continue to be examined for compliance with such laws and regulations by, and subject to the primary enforcement authority of, the prudential regulator rather than the Consumer Financial Protection Bureau. Much of the legislation requires implementation through regulations and, accordingly, a complete assessment of its impact on the Company and the Bank are not yet possible since such regulations have not yet been issued. However, the enactment of the legislation is likely to increase regulatory burdens and costs for us and have a material impact on our operations.

Certain of the regulatory requirements that are or will be applicable to the Company and the Bank are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on the Company and the Bank and is qualified in its entirety by reference to the actual statutes and regulations.

Regulation of the Company

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

Banking regulations restrict the amount of dividends that a bank may pay to its stockholders. Thus, the Company’s ability to pay dividends to its shareholders will be limited by statutory and regulatory restrictions. Illinois’ banking laws restrict the payment of cash dividends by a state bank by providing, subject to certain exceptions, that dividends may be paid only out of net profits then on hand after deducting its losses and bad debts. Federal law generally prohibits a bank from making any capital distribution (including payment of a dividend) or paying any management fee to its parent company if the depository institution would thereafter be undercapitalized. The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies which provides that dividends should only be paid out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality, and overall financial condition. The Federal Reserve Board’s policies also provide that a bank holding company should serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. These policies could also impact the Company’s ability to pay dividends.

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

The Regulation of the Bank

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

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.

Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by Federal Deposit Insurance Corporation regulations. Assessment rates currently range from seven to 77.5 basis points of assessable deposits. The Federal Deposit Insurance Corporation may adjust the scale uniformly, except that no adjustment can deviate more than three basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.

On February 7, 2011, the Federal Deposit Insurance Corporation approved a final rule that implemented changes to the deposit insurance assessment system mandated by the Dodd-Frank Act. The final rule, which will take effect for the quarter beginning April 1, 2011, requires that the base on which deposit insurance assessments are charged be revised from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. Under the final rule, insured depository institutions are required to report their average consolidated total assets on a daily basis, using the regulatory accounting methodology established for reporting total assets. For purposes of the final rule, tangible equity is defined as Tier 1 capital. Prior to the April 1, 2011 effective date of the final rule, the Federal Deposit Insurance Corporation will continue to calculate the assessment base from adjusted domestic deposits.

The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital (as of June 30, 2009), capped at ten basis points of an institution’s deposit assessment base, in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. The Federal Deposit Insurance Corporation provided for similar assessments during the final two quarters of 2009, if deemed necessary.

In lieu of further special assessments, however, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which included an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000. That coverage was made permanent by the Dodd-Frank Act. In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012. The Bank participates in the unlimited noninterest-bearing transaction account coverage and the Bank and the Company opted not to participate in the unsecured debt guarantee program. The Dodd-Frank Act extended the unlimited coverage for certain noninterest-bearing transaction accounts from January 1, 2011 until December 31, 2012 without the opportunity for opt out.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the calendar year ending December 31, 2010 averaged 1.05 basis points of assessable deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation and the Federal Deposit Insurance Corporation has recently exercised that discretion by establishing a long range fund ratio of 2%.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or regulatory condition imposed in writing. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Capital Requirements

The Federal Reserve Board and the FDIC have established guidelines for risk-based capital of bank holding companies and banks. These guidelines establish a risk adjusted ratio relating total capital to risk-weighted assets and off-balance-sheet exposures. These capital guidelines primarily define the components of capital, categorize assets into different risk classes, and include certain off-balance-sheet items in the calculation of capital requirements. Generally, Tier 1 capital consists of shareholders’ equity less intangible assets and unrealized gain or loss on securities available for sale, and Tier 2 capital consists of Tier 1 capital plus qualifying loan loss reserves. The agencies also apply leverage requirements which establish a required ratio of Tier 1 capital to total adjusted assets. On January 21, 2011, the Bank entered into a Stipulation and Consent Order with the Federal Deposit Insurance Corporation and the Illinois Department of Financial and Professional Regulation. The Order requires the Bank to achieve Tier 1 capital at least equal to 8.0% of total assets and total capital at least equal to 12.0% of risk-weighted assets within 120 days of the order. As of December 31, 2010 these ratios totaled 5.4% and 8.6%, respectively.

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

Regulatory Restructuring Legislation

On July 21, 2010, President Obama signed the Dodd-Frank Act, which is legislation that restructures the regulation of depository institutions. In addition to creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, requires changes in the way that institutions are assessed for deposit insurance, requires that originators of securitized loans retain a percentage of the risk for the transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage originations. Many of the provisions of the Dodd-Frank Act contain delayed effective dates and/or require the issuance of regulations. As a result, it will be some time before their impact on operations can be assessed by management. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in an increased regulatory burden and higher compliance, operating, and possibly, interest costs for the Company and the Bank.

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

Our provision for loan losses increased substantially during the past fiscal year and we may be required to make further additions to our allowance for loan losses and to charge-off additional loans in the future, especially due to our level of nonperforming assets. Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

For fiscal 2010, we recorded a provision for loan losses of $8.3 million, which represents a $6.0 million increase from the amount provided for in 2009. In addition, our net charge-offs increased from $832,000 for the year ended December 31, 2009 to $5.5 million for the year ended December 31, 2010. Our nonperforming assets also increased to $23.3 million, or 6.7% of total assets, at December 31, 2010 from $17.4 million, or 5.1% of total assets at December 31, 2009 and $2.9 million, or 1.0% of total assets, at December 31, 2008. The increase in nonperforming assets was primarily due to the weakened economy and the softening real estate market and the impact of such on our borrowers and the properties securing our loans. If the economy and/or the real estate market remains unchanged or further weakens, we may be required to add further provisions to our allowance for loan losses as nonperforming assets could continue to increase or the value of the collateral securing loans may be insufficient to cover any remaining net loan balance, which could have a negative effect on our results of operations.

Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results. In evaluating the adequacy of our allowance for loan losses, we consider such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, personal guarantees, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, amount and timing of expected future cash flows on affected loans, value of collateral, personal guarantees, estimated losses on specific loans, as well as consideration of general loss experience. All of these estimates may be susceptible to significant change. While management uses the best information available at the time to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. Our estimates of the risk of loss and the amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, the competitive challenges they face, and the effect of current and future economic conditions on collateral values and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary materially from our current estimates.

The FDIC and IDFPR, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

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

We are required to comply with the terms of a cease and desist order recently issued by the FDIC and the IDFPR and lack of compliance could result in monetary penalties and/or additional regulatory actions.

We have entered into a Stipulation and Consent to the Issuance of a Consent Order with the FDIC and IDFPR on January 21, 2011, whereby the Bank consented to the issuance of a Consent Order (the “Order”) by the FDIC and IDFPR, without admitting or denying that grounds exist for the FDIC and IDFPR to initiate an administrative proceeding against the Bank. The Order is a formal corrective action pursuant to which we have agreed to address specific areas through the adoption and implementation of procedures, plans and policies designed to enhance the safety and soundness of the Bank. These affirmative actions include, but are not limited to, increased Board participation and the implementation of plans to address capital, sensitivity to interest rate risk, charge-offs and the disposition of assets. The Order specifies certain timeframes for meeting these requirements, and we must furnish periodic progress reports to the FDIC and IDFPR regarding our compliance with the provisions of the Order. The Order will remain in effect until modified or terminated by the FDIC and IDFPR. If we fail to comply with the Order, the FDIC and/or IDFPR may pursue the assessment of civil money penalties against us and our officers and directors and may seek to enforce the terms of the Order through court proceedings.

We are required to raise our regulatory capital ratios; and if we need to raise capital to increase these capital levels and capital is not available, we may be subject to additional regulatory action.

Under the terms of the Order, we are required to develop and adopt a plan that requires the Bank to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets within 120 days of the date of the Order. This may require that we raise additional capital. At December 31, 2010, these capital ratios were 5.4% and 8.6%, respectively. Our ability to raise any additional capital is contingent on the current capital markets and on our financial performance. Available capital markets are not currently favorable and we do not anticipate any material improvement in these markets in the near term. Accordingly, we cannot be certain of our ability to raise additional capital on any terms. If we cannot raise additional capital and/or continue to down-size operations, we may experience further deterioration in our financial condition and other regulatory actions may be taken by the FDIC and IDFPR.

The Company’s ability to service our debt and otherwise pay our obligations as they come due is substantially dependent on capital distributions from the Bank, and these distributions are subject to regulatory limits and other restrictions.

A substantial source of the Company’s income from which we service our debt and pay our obligations is the receipt of dividends from the Bank. Pursuant to the Order, the Bank is required to obtain prior regulatory approval of the FDIC and IDFPR before making dividend payments to the Company. In the event that the Bank is unable to obtain regulatory approval to pay dividends to us, we may not be able to service our debt or pay our obligations. The inability to receive dividends from the Bank may adversely affect our business, financial condition, results of operations, and prospects.

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

Short-term market interest rates (which we use as a guide to price our deposits) have until recently risen from historically low levels, while longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin. For the years ended December 31, 2010 and 2009 our net interest margin was 3.42% and 3.13%, respectively. If short-term interest rates rise, and if rates on our deposits re-price upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. During 2008, however, the U.S. Federal Reserve decreased its target for the federal funds rate to a range of zero to 0.25%. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income. For further discussion of how changes in interest rates could impact us, see “Interest Rate Risk” under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Our emphasis on commercial and construction lending may expose us to increased lending risks.

At December 31, 2010, our loan portfolio included $94.4 million, or 41.2% of commercial real estate loans, $15.4 million, or 6.7% of construction loans and $25.6 million, or 11.2% of commercial loans. We intend to continue to increase our emphasis on the origination of commercial type lending. However, this type of loan generally exposes a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Increased and/or special FDIC assessments will hurt our earnings.

The recent economic recession has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $536,000. In lieu of imposing an additional special assessment, the Federal Deposit Insurance Corporation required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $2.3 million. Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law the Dodd-Frank Act. The Dodd-Frank Act restructures the regulation of depository institutions. The Dodd-Frank Act contains several provisions that will have a direct impact on the operations of the Company and the Bank. The legislation contains changes to the laws governing, among other things, FDIC assessments, mortgage originations, holding company capital requirements and risk retention requirements for securitized loans. The Dodd-Frank Act also provides for the creation of a new agency, the Consumer Financial Protection Bureau, as an independent bureau of the Federal Reserve Board, to take over the implementation of federal consumer financial protection and fair lending laws from the depository institution regulators. However, institutions of $10 billion or fewer in assets will continue to be examined for compliance with such laws and regulations by, and subject to the primary enforcement authority of, the prudential regulator rather than the Consumer Financial Protection Bureau. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008 and 2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. However, the Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth information related to the offices from which the Company conducts its business at December 31, 2010. These properties are suitable and adequate for the Company’s business needs.

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

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 1, 2011, the Company’s stock was held by approximately 521 shareholders of record. The Company’s stock is quoted on the Over-the-Counter Electronic Bulletin Board (“OTCBB”) under the symbol “CFIS”. The following table sets forth quarterly high and low sales information reported on the OTCBB for the Company’s common stock for the years ended December 31, 2010 and 2009. These quotes reflect inter-dealer prices without mark-ups, mark-downs or commissions and may not necessarily reflect actual transactions.

Common Stock Price and Dividend History

	High	Low	Dividend (per share)

2010
First Quarter	$10.05	$7.75	$0.00
Second Quarter	10.00	8.25	0.00
Third Quarter	9.25	7.05	0.00
Fourth Quarter	7.40	6.00	0.00

2009
First Quarter	$17.50	$11.50	$0.00
Second Quarter	20.00	11.50	0.00
Third Quarter	15.25	12.00	0.00
Fourth Quarter	14.50	7.55	0.00

Historically, it has been a policy of the Company to pay only small to moderate dividends so as to retain earnings to support growth. However, on October 15, 2008 the board of directors voted to suspend the payment of the quarterly cash dividend on the Company’s common stock in an effort to conserve capital. As a result there were no dividends paid on the common stock of the Company in 2010 or 2009.

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

Regulatory Actions

As previously disclosed in a Current Report on Form 8-K dated January 26, 2011, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order with the Federal Deposit Insurance Corporation (the “FDIC”) and the Illinois Department of Financial and Professional Regulation (the “IDFPR”) on January 21, 2011, whereby the Bank consented to the issuance of a Consent Order (the “Order”) by the FDIC and IDFPR, without admitting or denying that grounds exist for the FDIC and IDFPR to initiate an administrative proceeding against the Bank.

The Order requires the Bank to take the following actions: ensure that the Bank has competent management in place in all executive officer positions; increase the participation of the Bank’s Board of

Directors in the affairs of the Bank and in the approval of sound policies and objectives for the supervision of the Bank’s activities; establish a compliance program to monitor the Bank’s compliance with the Order; achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets within 120 days; increase its allowance for loan losses to $4,728,000 after application of the funds necessary to effect the charge-off of certain adversely classified loans identified in the related Report of Examination of the FDIC and IDFPR (the “ROE”); implement a program for the maintenance of an adequate allowance for loan and lease losses; adopt a written profit plan and a realistic, comprehensive budget for all categories of income and expense for calendar year 2011; charge off from its books and records any loan classified as “loss” in the ROE; adopt a written plan to reduce the Bank’s risk position in each asset in excess of $500,000 which has been classified as “substandard” or “doubtful” in the ROE; cease extending additional credit to any borrower who is already obligated in any manner to the Bank on any extension of credit that has been charged off the books of the Bank or classified as “loss” in the ROE without the prior non-objection of the FDIC; not pay any dividends to the Company without prior regulatory approval; implement procedures for managing the Bank’s sensitivity to interest rate risk; provide the Company with a copy of the Order; and submit quarterly progress reports to the FDIC and IDFPR regarding the Bank’s compliance with the Order.

The Order will remain in effect until modified or terminated by the FDIC and IDFPR. Any material failure to comply with the provisions of the Order could result in enforcement actions by the FDIC and IDFPR. While the Company intends to take such actions as may be necessary to enable the Bank to comply with the requirements of the Order, there can be no assurance that the Bank will be able to comply fully with the provisions of the Order, or to do so within the timeframes required, that compliance with the Order will not be more time consuming or more expensive than anticipated, or that compliance with the Order will enable the Company and the Bank to resume profitable operations, or that efforts to comply with the Order will not have adverse effects on the operations and financial condition of the Company and the Bank.

In addition, on January 14, 2011, the Company was notified by the Federal Reserve Bank of Chicago (the “FRB”) that the overall condition of the Company and the Bank is less than satisfactory. As a result, the Company must now obtain prior written approval from the FRB prior to, among other things, (i) the payment of any capital distribution, including stockholder dividends on the shares of Company preferred stock issued to the U.S. Department of Treasury (the “Treasury”) pursuant to the Trouble Asset Relief Program (“TARP”) Capital Purchase Program or (ii) making any payments related to any outstanding trust preferred securities. The Company is also required, within thirty days of January 14, 2011, to downstream all remaining funds to the Bank with the exception of the Company’s non-discretionary payments required to be made over the next twelve months. Additionally, the Company will be required to comply with (i) the provisions of Section 32 of the Federal Deposit Insurance Act and Section 225.71 of the Rules and Regulations of the Board of Governors of the Federal Reserve System with respect to the appointment of any new Company directors or the hiring or change in position of any Company senior executive officer and (ii) the restrictions on making “golden parachute” payments set forth in Section 18(k) of the Federal Deposit Insurance Act.

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

On January 14, 2011, the Company was notified by the Federal Reserve Bank of Chicago that the overall condition of the Company and the Bank is less than satisfactory. As a result, the Company notified the Treasury that beginning with the February 15, 2011 dividend payment, the Company will defer all payments of dividends on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A for an indefinite period of time.

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

	2010			2009			2008
(Dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Interest-earning assets:
Federal funds sold	$—	$—	0.00%	$—	$—	0.00%	$321	$1	0.37%
Taxable securities	29,504	1,034	3.50%	25,231	1,144	4.52%	17,688	931	5.26%
Tax-exempt securities	12,148	529	4.35%	11,834	506	4.28%	12,204	520	4.26%
Loans	232,467	12,137	5.22%	228,676	12,550	5.49%	227,759	13,705	6.02%
Interest-bearing deposits	24,469	100	0.41%	18,371	49	0.29%	1,102	27	2.46%
FHLB stock	5,398	—	0.00%	5,398	—	0.00%	5,398	—	0.00%

Total interest-earning assets	303,986	13,800	4.54%	289,510	14,249	4.92%	264,472	15,184	5.74%

Total non-interest-earning assets	33,753			27,249			28,746

Total assets	$337,739			$316,759			$293,218

Interest-bearing liabilities:
Deposits
NOW	$76,068	443	0.58%	$67,609	704	1.04%	$46,910	513	1.09%
Savings	43,700	224	0.51%	24,880	40	0.16%	25,412	72	0.28%
Money market	36,080	233	0.65%	41,112	603	1.47%	39,917	950	2.38%
Time	111,600	1,965	1.76%	111,521	3,168	2.84%	108,014	4,304	3.98%
FHLB advances and other	14,648	468	3.19%	18,418	583	3.17%	18,971	838	4.42%
Federal funds purchased and Repurchase agreements	—	—	0.00%	—	—	0.00%	1,883	55	2.90%
Subordinated debentures	3,609	72	1.98%	3,609	95	2.64%	3,609	178	4.93%

Total interest-bearing Liabilities	285,705	3,405	1.19%	267,149	5,193	1.94%	244,716	6,910	2.82%

Non-interest-bearing liabilities:	30,171			28,782			30,268
Stockholders’ equity	21,863			20,828			18,234

Total liabilities and stockholders’ equity	$337,739			$316,759			$293,218

Net interest income		$10,395			$9,056			$8,274

Net interest spread			3.35%			2.98%			2.92%
Net interest income to average interest-earning assets			3.42%			3.13%			3.13%

Rate/Volume Analysis. The following table allocates changes in interest income and interest expense in 2010 compared to 2009 and in 2009 compared to 2008 between amounts attributable to changes in rate and changes in volume for the various categories of interest-earning assets and interest-bearing liabilities. The changes in interest income and interest expense due to both volume and rate have been allocated proportionally.

	2010 Compared to 2009			2009 Compared to 2008
(Dollars in thousands)	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
Interest Earning Assets:
Federal funds sold	$0	$0	$0	$0	$(1)	$(1)
Taxable securities	(279)	174	(105)	(147)	360	213
Tax exempt securities	10	14	24	2	(16)	(14)
Loans receivable	(619)	205	(414)	(1,210)	55	(1,155)
FHLB stock and other	30	16	46	(17)	39	22

Total interest-earning assets	(858)	409	(449)	(1,372)	437	(935)

Interest-bearing liabilities
Deposits	(2,029)	380	(1,649)	(1,930)	605	(1,325)
FHLB advances and other borrowed funds	6	(121)	(115)	(214)	(96)	(310)
Subordinated debentures	(24)	0	(24)	(82)	0	(82)

Total int.-bearing liabilities	(2,047)	259	(1,788)	(2,226)	509	(1,717)

Change in net interest income	$1,189	$150	$1,339	$854	$(72)	$782

Comparison of Financial Condition for the Years Ended December 31, 2010 and December 31, 2009

Total assets as of December 31, 2010 were $347.1 million, which represented an increase of $5.6 million, or 1.6%, compared to $341.5 million at December 31, 2009. The increase in total assets was primarily due to increases in cash and cash equivalents, real estate held for investment and interest bearing time deposits. Cash and cash equivalents increased by $6.7 million, or 25.7%, to $32.5 million at December 31, 2010 as compared to $25.8 million at December 31, 2009. This increase is the result of an increase in deposit accounts, a strategic decision to increase the Bank’s liquidity position and low loan demand. Real estate held for investment increased to $4.3 million at December 31, 2010 from zero the previous year. This increase consists of two commercial real estate properties developed as automobile dealerships that were acquired through foreclosure, both of which have been rented at market rates. Interest bearing time deposits increased by $4.2 million, or 679.6%, to $4.8 million at December 31, 2010 from $618,000 at December 31, 2009. Partially offsetting these increases were decreases in loans receivable, net and investment securities. The decrease in loans receivable was attributable to a $5.9 million decrease in construction loans, a $5.1 million decrease in commercial real estate loans and a $540,000 decrease in residential real estate loans. Partially offsetting these decreases was an increase of $2.5 million in home equity lines of credit. Investment securities decreased by $1.4 million, or 3.1%, to $43.2 million at December 31, 2010. This decrease is primarily due to decreases of $5.9 million in government agency securities, and decreases of $2.5 million in securities issued by state and political subdivisions. Partially offsetting these decreases was an increase of $7.1 million in mortgage backed securities. Other real estate owned (“OREO”) increased $612,000 to $3.0 million at December 31, 2010 from $2.4 million at December 31, 2009. The balance of OREO at the end of 2010 consisted of eight properties that were acquired through foreclosure or deed in lieu of foreclosure. Included in the total are six residential properties, a commercial real estate property and a parcel of land.

Deposits increased $10.8 million, or 3.6%, to $309.1 million at December 31, 2010 as compared to $298.3 million at December 31, 2009. This increase primarily consisted of increases in the Bank’s core deposit accounts, including (1) an increase in savings accounts of $24.7 million, or 94.3%, to $50.8 million at December 31, 2010 from $26.1 million at December 31, 2009; (2) an increase in noninterest bearing demand deposit accounts of $4.0 million, or 13.6%, to $34.0 million at December 31, 2010 from $30.0 million at December 31, 2009; (3) an increase in interest bearing demand deposit accounts of $2.8 million, or 3.6%, to $80.3 million at December 31, 2010 from $77.5 million at December 31, 2009. Contributing to the increase in deposits are the competitively priced products that are offered through our four facilities. Federal Home Loan Bank (“FHLB”) advances and other borrowed money decreased $300,000, or 2.0%, to $14.5 million at December 31, 2010 from $14.8 million at December 31, 2009.

Stockholders’ equity decreased $4.9 million, or 21.7%, to $17.8 million at December 31, 2010 from $22.7 million at December 31, 2009. The decrease in stockholders’ equity was primarily the due to the net loss for the year ended December 31, 2010, a decrease of $11,000 in the Company’s accumulated other comprehensive income relating to the change in fair value of its available-for-sale investment portfolio and $380,000 dividends paid on the preferred stock issued under the TARP Capital Purchase Program.

Comparison of Operating Results for the Years Ended December 31, 2010 and December 31, 2009

General. The Company recorded a net loss of $4.6 million for the year ended December 31, 2010 compared to a net loss of $912,000 for the year ended December 31, 2009. In addition, net loss available to common shareholders totaled $5.0 million and $1.2 million for the years ended December 31, 2010 and 2009, respectively. For the year ended December 31, 2010 basic and diluted loss per share totaled $4.03 compared to basic and diluted loss per share of $0.95 for the year ended December 31, 2009. The increase in net loss for the year ended December 31, 2010 is primarily the net effect of (1) a $6.0 million increase in provision for loan losses; (2) a $428,000 decrease in noninterest income; (3) a $927,000 increase in noninterest expense and (4) a $1.3 million increase in net interest income.

Net interest income. The following table summarizes interest and dividend income and interest expense for the year ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$12,137	$12,550	$(413)	(3.29%)
Securities:
Taxable	1,034	1,144	(110)	(9.62)
Exempt from federal tax	529	506	23	4.55
Federal Home Loan Bank dividends and other	100	49	51	104.08

Total interest and dividend income	13,800	14,249	(449)	(3.15)

Interest expense:
Deposits	2,865	4,515	(1,650)	(36.55)
Federal Home Loan Bank advances and other borrowings	468	583	(115)	(19.73)
Subordinated debentures	72	95	(23)	(24.21)

Total interest expense	3,405	5,193	(1,788)	(34.43)

Net interest income	$10,395	$9,056	$1,339	14.79

Interest Income. Interest income decreased $449,000, or 3.2%, to $13.8 million for the year ended December 31, 2010, compared to $14.2 million for the year ended December 31, 2009. This decrease resulted primarily from a decrease in average yield. The largest component was a decrease of $413,000 in interest income on loans for the year ended December 31, 2010 compared to the comparable prior year.

Loan interest income decreased $413,000 or 3.3%, to $12.1 million for the year ended December 31, 2010, compared to $12.6 million for the prior year. This decrease resulted from a decrease in the average yield of 27 basis points to 5.22% for the year ended December 31, 2010 from 5.49% for the year ended December 31, 2009. This decrease was partially offset by an increase in the average balance of $3.8 million to $232.5 million for the year ended December 31, 2010 from $228.7 million for the comparable prior year period. The decrease in yield is primarily due to a $5.3 million increase in nonaccrual loans from December 31, 2009 to December 31, 2010. In addition, interest on taxable securities decreased $110,000 for the year ended December 31, 2010 compared to the comparable prior year period. This decrease is primarily due to a decrease in the average yield on taxable securities of 101 basis points to 3.51% for the year ended December 31, 2010 from 4.52% for the comparable prior year period. This decrease was partially offset by an increase in the average balance of $4.3 million to $29.5 million for the year ended December 31, 2010 from $25.2 million for the year ended December 31, 2009.

Interest Expense. Interest expense decreased by $1.8 million, or 34.4%, to $3.4 million for the year ended December 31, 2010, from $5.2 million for the year ended December 31, 2009. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities of 75 basis points to 1.19% for the year ended December 31, 2010 from 1.94% for the comparable prior year period. This decrease was partially offset by an increase in the average balance of interest bearing liabilities of $18.6 million, or 6.9%, to $285.7 million for the year ended December 31, 2010 from $267.1 million for the year ended December 31, 2009. Interest expense resulting from FHLB advances and other borrowings decreased $115,000 during the year ended December 31, 2010. The average balance on these borrowings decreased $3.8 million to $14.6 million for the year ended December 31, 2010 from $18.4 million for the comparable prior year period. Partially offsetting this decrease was an increase in average cost of three basis points to 3.20% for the year ended December 31, 2010 from 3.17% for the comparable period in 2009.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses increased $1.3 million, or 14.8%, to $10.4 million for the year ended December 31, 2010 from $9.1 million for the comparable period in 2009. The Company’s net interest margin expressed as a percentage of average earning assets increased 29 basis points to 3.42% for the year ended December 31, 2010 from 3.13% for the comparable period in 2009. The yield on average earning assets decreased 38 basis points to 4.54% for the year ended December 31, 2010 from 4.92% for the year ended December 31, 2009. This decrease in the yield on average earning assets was primarily due to a decrease in loan yield, which resulted from the $5.3 million increase in nonaccrual loans. The yield on average loans decreased to 5.22% for the year ended December 31, 2010 from 5.49% for the year ended December 31, 2009. In addition, there was a 75 basis point decrease in the cost of interest-bearing liabilities to 1.19% for the year ended December 31, 2010 as compared to 1.94% a year earlier. Increasing net interest margin is dependent on the Bank’s ability to generate higher yielding assets and lower-cost deposits. Management continues to closely monitor the net interest margin.

Provision for Loan Losses. The Bank’s provision for loan losses increased to $8.3 million for the year ended December 31, 2010 from $2.3 million for 2009. The increase in the provision was the result of management’s quarterly analysis of the allowance for loan loss. At December 31, 2010, September 30, 2010 and December 31, 2009, non-performing loans totaled $20.3 million, $20.8 million and $15.0 million, respectively. At December 31, 2010, the ratio of the allowance for loan losses to non-performing loans was 37.8% compared to 21.1% at September 30, 2010 and 32.0% at December 31, 2009. Management believes the allowance coverage is sufficient due to the estimated loss potential. The ratio of the allowance to total loans was 3.35%, 1.93% and 2.03%, at December 31, 2010, September 30, 2010 and December 31, 2009, respectively. Charge-offs, net of recoveries, totaled $5.5 million for the year ended December 31, 2010 compared to $832,000 for the year ended December 31, 2009. As of December 31, 2010, $11.9 million, or 58.6%, of nonperforming loans consist of interests in loan participations with other banks. Management performs an allowance sufficiency analysis, at least quarterly, based on the portfolio composition, asset classifications, loan-to-value ratios, impairments in the current portfolio, and other factors. This analysis is designed to reflect credit losses for specifically identified loans, as well as credit losses in the remainder of the portfolio. The reserve methodology employed by management reflects the difference in degree of risk between the various categories of loans in the Bank’s portfolio. The reserve methodology also critically assesses those loans adversely classified in the portfolio by management. While management estimates loan losses using the best available information, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management’s control. The Bank conducts quarterly evaluations on nonperforming assets and obtains independent appraisals when there is a material development such as a transfer to other real estate owned. In addition, the FDIC and IDFPR as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. As a result of their review the FDIC and IDFPR may require the Bank to make additional provisions for estimated losses based upon judgments different from those of management.

	Year Ended December 31,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$500	$597	$(97)	(16.25%)
Gain on sale of loans	825	1,005	(180)	(17.91)
Gain on sale of securities	139	50	89	178.00
Writedown on OREO properties	(468)	—	(468)	—
Loss on sale of foreclosed assets	(3)	(62)	59	95.16
Bank owned life insurance	239	231	8	3.46
Other non-interest income	582	421	161	38.24

Total non-interest income	$1,814	$2,242	$(428)	(19.09)

Noninterest Income. Noninterest income consists primarily of service charges on customer deposit accounts, gain on sale of loans, and other service charges and fees. Noninterest income decreased $428,000, or 19.1%, to $1.8 million for the year ended December 31, 2010 as compared to the prior year period primarily due to $468,000 in write-downs on other real estate owned property and a decrease in gain on sale of mortgage loans. These items were partially offset by increases of $89,000 in gain on sale of securities and an increase of $161,000 in other interest income, which largely consists of rents received on real estate held for investment and other foreclosed assets. Gain on sale of loans decreased $180,000 to $825,000 for the year ended December 31, 2010 from $1.1 million for the year ended December 31, 2009. Gain on sale of securities increased $89,000 to $139,000 for the year ended December 31, 2010 from $50,000 for the year ended December 31, 2009. In addition, service charges on deposit accounts decreased $97,000 to $500,000 for the year ended December 31, 2010 from $597,000 for the comparable prior year period. This decrease was primarily due to a lower volume of overdraft fees.

	Year Ended December 31,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$5,575	$5,491	$84	1.53%
Net occupancy	869	840	29	3.45
Equipment expense	507	546	(39)	(7.14)
Data processing expense	1,102	937	165	17.61
Advertising and promotions	296	295	1	0.34
Professional fees	928	681	247	36.27
FDIC premiums	746	861	(115)	(13.36)
Other real estate owned expenses	546	29	517	1,782.76
Other operating expenses	1,239	1,201	38	3.16

Total non-interest expenses	$11,808	$10,881	$927	8.52

Noninterest Expense. Noninterest expense increased by $927,000, to $11.8 million for the year ended December 31, 2010 from $10.9 million for the comparable prior year period. This increase is primarily due to an increase in other real estate owned expenses of $517,000 for the year ended December 31, 2010 as compared to the prior year period. Professional fees, including legal and audit expenses, increased by $247,000 to $928,000 for the year ended December 31, 2010 from $681,000 for the comparable prior year period. This increase is partially due to higher legal fees associated with foreclosure actions. Other operating expenses, including occupancy, equipment, data processing, and marketing and advertising expenses, increased by a combined $156,000, or 5.96%, to $2.8 million for the year ended December 31, 2010. Of this increase, $165,000 is related to data processing expense and $1,000 is related to marketing and advertising expenses. These increases were partially offset by lower equipment expense, which decreased by $39,000 from the prior period. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Expense. Income tax benefit totaled $3.4 million for the year ended December 31, 2010 compared to $1.0 million for the comparable prior year period. The increase in income tax benefit is primarily the result of an increase in loss before income tax of $6.0 million to $7.9 million for the year ended December 31, 2010 compared to $1.9 million for the comparable prior year period.

With the above tax benefit, the Company’s net deferred tax asset increased to $5.2 million as of December 31, 2010 as compared to $1.9 million as of December 31, 2009. Realization of deferred tax assets is dependent on generating sufficient taxable income to cover net operating losses generated by the reversal of temporary differences. A partial or total valuation allowance is provided by way of a charge to income tax expense if it is determined that it is more likely than not that some of or all of the deferred tax asset will not be realized.

Management considers both positive and negative evidence when considering the ability of the Company to utilize its net deferred tax asset. The Company’s expenses related to the provision for loan losses, other real estate owned and collection efforts have been well above historic levels while the Company’s core earning have remained at or above historic levels. Management believes that once the Company resolves some of the credit issues related to the economic conditions, profitability will improve and based upon projections and available tax strategies, management believes that the deferred tax asset will be utilized. However, if operating losses continue into the future, there can be no guarantee that a valuation allowance against the deferred tax asset will not be necessary in future periods.

Asset/Liability Management

The primary objectives of the Company’s asset/liability management policies are to:

a) Manage and minimize interest rate risk;

b) Manage the investment portfolio to maximize yield;

c) Assess and monitor general risks of operations; and

d) Maintain adequate liquidity to meet the withdrawal requirements of depositors and the financing needs of borrowers.

Liquidity

The Company’s primary source of funds is dividends it receives from the Bank. Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits for the current year plus those of the previous two years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. Total stockholder’s equity of the Bank totaled $21.2 million at December 31, 2010. The Bank’s primary sources of funds are deposits, proceeds from principal and interest payments on loans, maturities of securities, federal funds purchased, and to a lesser extent advances from the Federal Home Loan Bank. While maturities and scheduled amortization of loans and securities are generally predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

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

Management expects ongoing operating activities to continue to be a primary source of cash flows for the Company. In addition, the Bank maintains secured borrowing facilities at the Federal Home Loan Bank of Chicago, Marshall & Isley Bank (M&I), and US Bank. Management is confident that the Bank has adequate liquidity for normal banking activities.

A primary investing activity of the Company is the origination of loans. Loans made to customers, net of principal collections, were ($8.5) million in 2010, $16.0 million in 2009 and ($4.3) million in 2008. The Company’s strongest loan growth was in home equity lines of credit with the loans in this category increasing by $2.5 million in 2010. In 2010, construction loans decreased by $5.9 million and commercial real estate loans decreased by $5.1 million.

Deposits grew by $10.8 million, $44.8 million and $4.5 million in 2010, 2009 and 2008, respectively. Despite intense competition for deposits from the many financial institutions in the Company’s market area, the Company has been successful in attracting sufficient deposits to provide for the majority of its funding needs. However, funding through retail deposits continues to grow more challenging as well as more expensive than in past years.

During 2010, the Company reduced the amount owed on a loan with M & I Bank to $1.5 million at December 31, 2010 from $1.8 million at December 31, 2009.

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

Any material increase in the allowance for loan losses may adversely affect our financial condition, results of operations and our ability to comply with the Order.

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

Accounting Matters

In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets, which pertains to securitizations. ASU 2009-16 requires more information about transfers of financial assets, including securitization transactions, and where entities have continued exposure to the risks related to transferred assets. The Company adopted this ASU effective January 1, 2010 and adoption did not have a material effect on its financial position or results of operations.

In June 2009, the FASB issued ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity. The Company adopted this ASU effective January 1, 2010 and adoption did not have a material effect on its financial position or results of operations since the Company does not have any special purpose entities.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It also requires the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note 17: Fair Value Measurements. These new disclosure requirements were effective for the period ended March 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. There was no significant effect to the Company’s financial statement disclosure upon adoption of this ASU.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements. Removal of the disclosure requirement did not have an affect on the nature or timing of subsequent events evaluations performed by the Company. ASU 2010-09 became effective upon issuance.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires that more information be disclosed about the credit quality of a company’s loans and the allowance for loan losses held against those loans. A company will need to disaggregate new and existing disclosures based on how it develops its allowance for loan losses and how it manages credit exposures. The existing disclosures to be presented on a disaggregated basis include a rollforward of the allowance for loan losses, the related recorded investment in such loans, the nonaccrual status of loans, and impaired loans. Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class. For public companies, ASU 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010. Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The Company adopted this standard effective December 31, 2010. Since the adoption of this standard was disclosure related, it did not have a material effect on its financial position or results of operations.

In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. That guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company monitors and manages risks associated with changes in interest rates and mismatched asset and deposit maturities. Significant changes in rates can adversely affect net interest income, market value of securities, and the economic value of equity. Based on the Company’s current simulation model, the following schedule indicates the estimated effects of an immediate upward rate shift of 100, 200 and 300 basis points as of December 31, 2010. As of December 31, 2009, these effects totaled -2.0%, -3.7% and 0.8% for net interest income and -6.4%, -13.7% and -20.4% for economic value of equity.

	100 Basis Point Rate Shift Up	200 Basis Point Rate Shift Up	300 Basis Point Rate Shift Up
Net interest income	-0.4%	+0.3%	+5.9%
Economic value of equity	-2.5%	-5.5%	-7.8%

Based on the Company’s current simulation model, the following schedule indicates the estimated effects of an immediate downward rate shift of 100, 200, 300 basis points as of December 31, 2010. As of December 31, 2009, these effects totaled -42.3% for net interest income and 17.0% for economic value of equity. Due to the current interest rate environment being at historic lows, a 200 and 300 a basis point decrease is considered unlikely and therefore not presented. All other measures of interest rate risk are within policy guidelines.

	100 Basis Point Rate Shift Down	200 Basis Point Rate Shift Down	300 Basis Point Rate Shift Down
Net interest income	-1.9%	N/A	N/A
Economic value of equity	+20.5%	N/A	N/A

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Community Financial Shares, Inc.

Glen Ellyn, Illinois

We have audited the accompanying consolidated balance sheets of Community Financial Shares, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Financial Shares, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Indianapolis, Indiana

March 31, 2011

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

(Dollars in thousands)

	2010	2009
ASSETS

Cash and due from banks	$4,553	$7,186
Interest-bearing deposits	27,934	18,662

Cash and cash equivalents	32,487	25,848

Interest-bearing time deposits	4,827	618
Securities available for sale	43,175	44,544
Loans held for sale	1,770	1,698
Loans, less allowance for loan losses of $7,679 and $4,812	221,607	232,972
Foreclosed assets	3,008	2,396
Real estate held for investment	4,318	—
Prepaid FDIC assessment	1,506	2,160
Federal Home Loan Bank stock	5,398	5,398
Premises and equipment, net	15,535	15,864
Cash value of life insurance	5,938	5,700
Interest receivable and other assets	7,527	4,332

Total assets	$347,096	$341,530

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$309,080	$298,311
Federal Home Loan Bank advances	13,000	13,000
Other borrowings	1,500	1,800
Subordinated debentures	3,609	3,609
Interest payable and other liabilities	2,152	2,103

Total liabilities	329,341	318,823

Commitments and contingencies

Stockholders’ equity
Common stock - no par value, 5,000,000 shares authorized; 1,245,267 shares issued and outstanding	—	—
Preferred stock - $1.00 par value, 1,000,000 shares authorized; 7,319 shares issued and outstanding	7	7
Paid-in capital	11,954	11,877
Retained earnings	6,046	11,064
Accumulated other comprehensive loss	(252)	(241)

Total stockholders’ equity	17,755	22,707

Total liabilities and stockholders’ equity	$347,096	$341,530

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2010 and 2009

(Dollars in thousands, except per share data)

	2010	2009
Interest and dividend income
Interest and fees on loans	$12,137	$12,550
Securities
Taxable	1,034	1,144
Exempt from federal income tax	529	506
Federal Home Loan Bank dividends and other	100	49

Total interest income	13,800	14,249

Interest expense
Deposits	2,865	4,515
Federal Home Loan Bank advances and other borrowed funds	468	583
Subordinated debentures	72	95

Total interest expense	3,405	5,193

Net interest income	10,395	9,056

Provision for loan losses	8,340	2,344

Net interest income after provision for loan losses	2,055	6,712

Noninterest income
Service charges on deposit accounts	500	597
Gain on sale of loans	825	1,005
Write-down on foreclosed assets	(468)	—
Loss on sale of foreclosed assets	(3)	(62)
Gain on sale of securities	139	50
Increase in cash surrender value of bank-owned life insurance	239	231
Other service charges and fees	582	421

Total noninterest income	1,814	2,242

Noninterest expense
Salaries and employee benefits	5,575	5,491
Net occupancy expense	869	840
Equipment expense	507	546
Data processing	1,102	937
Advertising and marketing	296	295
Professional fees	928	681
FDIC premiums	746	861
Other real estate owned expenses	546	29
Other operating expenses	1,239	1,201

Total noninterest expense	11,808	10,881

Loss before income taxes	(7,939)	(1,927)
Income tax benefit	(3,365)	(1,015)

Net loss	(4,574)	(912)

Preferred stock dividend and accretion	(444)	(274)

Net loss available to common shareholders	$(5,018)	$(1,186)

Loss per share
Basic	$(4.03)	$(0.95)
Diluted	$(4.03)	$(0.95)

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2010 and 2009

(Dollars in thousands, except share data)

	Number of Common Shares	Preferred Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance at January 1, 2009	1,245,267	—	$4,866	$12,201	$(454)	$16,613

Comprehensive loss
Net loss	—	—	—	(912)	—	(912)
Change in unrealized loss on securities available for sale, net of reclassification adjustment and tax of $134	—	—	—	—	213	213

Total comprehensive loss						(699)

Preferred stock dividends (5%)	—	—	—	(190)	—	(190)
Preferred stock issued	—	7	6,963	—	—	6,970
Discount accretion on preferred stock	—	—	35	(35)	—	—
Amortization of stock option compensation	—	—	13	—	—	13

Balance at December 31, 2009	1,245,267	7	11,877	11,064	(241)	22,707

Comprehensive loss
Net loss	—	—	—	(4,574)	—	(4,574)
Change in unrealized loss on securities available for sale, net of reclassification adjustment and tax of $7	—	—	—	—	(11)	(11)

Total comprehensive loss						(4,585)

Preferred stock dividends (5%)	—	—	—	(380)	—	(380)
Discount accretion on preferred stock	—	—	64	(64)	—	—
Amortization of stock option compensation	—	—	13	—	—	13

Balance at December 31, 2010	1,245,267	$7	$11,954	$6,046	$(252)	$17,755

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2010 and 2009

(Dollars in thousands)

	2010	2009
Cash flows from operating activities
Net loss	$(4,574)	$(912)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Amortization on securities, net	147	106
Depreciation	659	661
Provision for loan losses	8,340	2,344
Gain on sale of securities	(139)	(50)
Write-down on foreclosed assets	468	—
Gain on sale of loans	(825)	(1,005)
Originations of loans for sale	(44,838)	(55,961)
Proceeds from sales of loans	45,663	56,966
Loss on sale of foreclosed assets	3	62
Deferred income taxes	(3,558)	(887)
Compensation cost of stock options	13	13
Change in cash value of life insurance	(239)	(231)
Change in interest receivable and other assets	1,023	(1,967)
Change in interest payable and other liabilities	49	163

Net cash provided by (used in) operating activities	2,192	(698)

Cash flows from investing activities
Purchases of securities available for sale	(30,205)	(34,778)
Proceeds from maturities and calls of securities available for sale	26,124	13,443
Proceeds from sales of securities available for sale	5,424	3,054
Proceeds from sales of foreclosed assets	2,778	—
Net change in interest-bearing time deposits	(4,209)	374
Net change in loans	(5,225)	(18,335)
Premises and equipment expenditures, net	(329)	(413)

Net cash used in investing activities	(5,642)	(36,655)

Cash flows from financing activities
Change in
Non-interest bearing and interest bearing demand deposits and savings	23,161	31,629
Certificates and other time deposits	(12,392)	13,167
Short-term borrowings	—	(200)
Proceeds from borrowings	13,000	12,500
Repayment of borrowings	(13,300)	(16,500)
Proceeds from issuance of preferred stock	—	6,970
Dividends paid on preferred stock	(380)	(190)

Net cash provided by financing activities	10,089	47,376

Net change in cash and cash equivalents	6,639	10,023

Cash and cash equivalents at beginning of year	25,848	15,825

Cash and cash equivalents at end of year	$32,487	$25,848

Supplemental disclosures
Interest paid	$3,596	$5,317
Transfers from loans to foreclosed assets	3,861	2,346
Transfers from loans to real estate held for investment	4,318	—

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(Table dollar amounts in thousands, except share data)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(Table dollar amounts in thousands, except share data)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Loans and Loan Income: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for unearned income, charge-offs, the allowance for loan losses, any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

For loans amortized at cost, interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Discounts and premiums on purchased residential real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Discounts and premiums on purchased consumer loans are recognized over the expected lives of the loans using methods that approximate the interest method.

Allowance for Loan Losses: The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(Table dollar amounts in thousands, except share data)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Groups of loans with similar risk characteristics are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment measurements, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

Federal Home Loan Bank Stock: Federal Home Loan Bank (FHLB) stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula.

The Bank owned $5,398,000 of FHLB stock as of December 31, 2010 and 2009. During the third quarter of 2007, the FHLB of Chicago received a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The FHLB will continue to provide liquidity and funding through advances; however, the draft order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board. The FHLB of Chicago did not pay a dividend during 2010 or 2009. The FHLB will continue to assess their dividend capacity each quarter, and will obtain the necessary approval if a dividend is to be made. Management performed an analysis and deemed the investment in FHLB stock was not impaired.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs incurred after acquisition that do not meet the criteria for capitalization are expensed.

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

Stock Compensation: At December 31, 2010, the Company has a stock-based employee compensation plan, which is described more fully in Note 14.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(Table dollar amounts in thousands, except share data)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes: The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

The Company files consolidated income tax returns with its subsidiaries.

With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2007.

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

Statements of Cash Flows: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and interest-bearing deposits. Most federal funds are sold for one-day periods. Net cash flows are reported for customer loan and deposit transactions.

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

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(Table dollar amounts in thousands, except share data)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recently Issued Accounting Standards: In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets, which pertains to securitizations. ASU 2009-16 requires more information about transfers of financial assets, including securitization transactions, and where entities have continued exposure to the risks related to transferred assets. The Company adopted this ASU effective January 1, 2010 and adoption did not have a material effect on its financial position or results of operations.

In June 2009, the FASB issued ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity. The Company adopted this ASU effective January 1, 2010 and adoption did not have a material effect on its financial position or results of operations since the Company does not have any special purpose entities.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It also requires the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note 15: Fair Value Measurements. These new disclosure requirements were effective for the period ended March 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. There was no significant effect to the Company’s financial statement disclosure upon adoption of this ASU.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements. Removal of the disclosure requirement did not have an affect on the nature or timing of subsequent events evaluations performed by the Company. ASU 2010-09 became effective upon issuance.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires that more information be disclosed about the credit quality of a company’s loans and the allowance for loan losses held against those loans. A company will need to disaggregate new and existing disclosures based on how it develops its allowance for loan losses and how it manages credit exposures. The existing disclosures to be presented on a disaggregated basis include a rollforward of the allowance for loan losses, the related recorded investment in such loans, the nonaccrual status of loans, and impaired loans. Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(Table dollar amounts in thousands, except share data)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

restructurings, and significant purchases and sales of loans during the reporting period by class. For public companies, ASU 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010. Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The Company adopted this standard effective December 31, 2010. Since the adoption of this standard was disclosure related, it did not have a material effect on its financial position or results of operations.

In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. That guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

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

At December 31, 2010, the Company held $94.4 million in commercial real estate loans. Due to the national, state and local economic conditions, values for commercial real estate have declined significantly and the market for these properties is depressed.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(Table dollar amounts in thousands, except share data)

NOTE 2 – CASH AND CASH EQUIVALENTS

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

The financial institutions holding the Company’s cash accounts are participating in the FDIC’s Transaction Account Guarantee Program. Under that program, through December 31, 2010, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Pursuant to legislation enacted in 2010, the FDIC will fully insure all noninterest-bearing transaction accounts beginning December 31, 2010 through December 31, 2012, at all FDIC-insured institutions.

Effective July 21, 2010, the FDIC’s insurance limits were permanently increased to $250,000. At December 31, 2010, the Company had cash balances of $27,686,000 at the FRB and FHLB that did not have FDIC insurance coverage.

Cash on hand or on deposit with the Federal Reserve Bank of $4,791,000 was required to meet regulatory reserve and clearing requirements at year-end 2010.

NOTE 3 – SECURITIES AVAILABLE FOR SALE

The fair value of securities available for sale at year end is as follows:

2010	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

U. S. government agencies	$11,801	$13	$(216)
States and political subdivisions	12,868	173	(470)
Mortgage-backed – Government sponsored enterprises (GSE) residential	18,198	248	(154)
Preferred stock	11	—	(3)
SBA guaranteed	297	—	(3)

	$43,175	$434	$(846)

2009	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

U. S. government agencies	$17,691	$21	$(326)
States and political subdivisions	15,339	213	(425)
Mortgage-backed – GSE residential	11,131	136	(17)
Preferred stock	20	5	—
SBA guaranteed	363	1	(2)

	$44,544	$376	$(770)

Securities classified as U. S. government agencies include notes issued by government-sponsored enterprises such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank. The SBA-guaranteed securities are pools of the loans guaranteed by the Small Business Administration.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(Table dollar amounts in thousands, except share data)

NOTE 3 – SECURITIES AVAILABLE FOR SALE (Continued)

The fair values of securities available for sale at December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Amortized Cost	Fair Value

Due in one year or less	$68	$69
Due after one year through five years	603	635
Due after five years through ten years	6,819	6,769
Due after ten years	17,678	17,196

Mortgage-backed – GSE residential	18,105	18,198
Preferred stock	14	11
SBA guaranteed	300	297

	$43,587	$43,175

Securities with a carrying value of approximately $22,665,000 and $14,180,000 at December 31, 2010 and 2009, respectively, were pledged to secure public deposits, Federal Home Loan Bank advances and for other purposes as required or permitted by law.

Sales of securities were as follows:

	2010	2009

Proceeds	$5,424	$3,054
Gross gains	139	50
Gross losses	—	—
Tax expense	54	10

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2010 and 2009 was $27,029,000 and $25,257,000, respectively, which is approximately 62.6% and 56.7% of the Company’s investment portfolio, respectively. These declines primarily resulted from changes in market interest rates and current depressed market conditions. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(Table dollar amounts in thousands, except share data)

NOTE 3 – SECURITIES AVAILABLE FOR SALE (Continued)

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 and 2009:

2010	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$7,788	$(216)	$—	—	$7,788	$(216)
State and political subdivisions	8,411	(365)	1,568	(105)	9,979	(470)
Mortgage-backed – GSE residential	9,002	(154)	—	—	9,002	(154)
Preferred stock	11	(3)	—	—	11	(3)
SBA guaranteed	136	(1)	113	(2)	249	(3)

Total temporarily impaired securities	$25,348	$(739)	$1,681	$(107)	$27,029	$(846)

2009	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$12,665	$(326)	$—	—	$12,665	$(326)
State and political subdivisions	4,456	(85)	4,558	(340)	9,014	(425)
Mortgage-backed – GSE residential	3,315	(16)	99	(1)	3,414	(17)
SBA guaranteed	—	—	164	(2)	164	(2)

Total temporarily impaired securities	$20,436	$(427)	$4,821	$(343)	$25,257	$(770)

U.S. Government Agencies, State and Political Subdivisions, and Mortgage-backed securities

The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies, state and political subdivisions and mortgage-backed securities were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(Table dollar amounts in thousands, except share data)

NOTE 4 – LOANS

The Company has a geographic concentration of loan and deposit customers within the Chicago metropolitan area. Most of the loans are secured by specific items of collateral including commercial and residential real estate and other business and consumer assets. Commercial loans are expected to be repaid from cash flow from operations of businesses.

Loans consisted of the following at December 31:

	2010	2009

Real estate
Commercial	$94,356	$99,416
Construction	15,435	21,341
Residential	25,964	25,424
Home equity	66,243	63,758

Total real estate loans	201,998	209,939
Commercial	25,572	25,907
Consumer	1,399	1,662

Total loans	228,969	237,508
Deferred loan costs, net	317	276
Allowance for loan losses	(7,679)	(4,812)

Loans, net	$221,607	$232,972

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

The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2010	$3,184
New loans including renewals	812
Payments, etc., including renewals	(643)

Balances, December 31, 2010	$3,353

Activity in the allowance for loan losses is summarized below:

	2010	2009

Balance at beginning of year	$4,812	$3,300
Provision for loan losses	8,340	2,344
Charge-offs	(5,512)	(837)
Recoveries	39	5

Balance at end of year	$7,679	$4,812

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(Table dollar amounts in thousands, except share data)

NOTE 4 – LOANS (Continued)

The following table shows the Company’s allowance for credit losses by loan segment for December 31, 2010:

	2010
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Unallocated	Total

Allowance Balances:
Individually evaluated for impairment	$109	$315	$3,647	$—	$387	$469	$—	$4,927
Collectively evaluated for impairment	682	885	230	19	274	369	293	2,752

Total allowance for loan losses	$791	$1,200	$3,877	$19	$661	$838	$293	$7,679

Loans Balances:
Individually evaluated for impairment	$351	$5,707	$11,189	$—	$6,928	$2,174	$—	$26,349
Collectively evaluated for impairment	25,221	88,649	4,246	1,399	19,036	64,069	—	202,620

Total loans	$25,572	$94,356	$15,435	$1,399	$25,964	$66,243	$—	$228,969

The following table summarizes the Company’s nonaccrual loans by class at December 31, 2010.

December 31, 2010

Commercial and industrial	$351
Real estate loans:
Construction	9,789
Commercial and farm land	1,052
Residential mortgage	6,928
Home equity	2,174

Total	$20,294

Impaired loans total $26,349,000 and $13,100,000 at December 31, 2010 and 2009, respectively. An allowance for loan losses of $4,927,000 and $1,256,000 related to impaired loans of $21,980,000 and $3,636,000 at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, impaired loans of $4,369,000 and $5,879,000 had no related allowance for loan losses.

Interest income of $257,000 and $513,000 was recognized on average impaired loans of $19,531,000 and $12,956,000 for 2010 and 2009. Interest income of $51,000 and $513,000 was recognized on the cash basis during 2010 and 2009.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(Table dollar amounts in thousands, except share data)

NOTE 4 – LOANS (Continued)

The following table summarizes the Company’s impaired loans for December 31, 2010:

	December 31, 2010
	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance recorded:
Commercial and industrial	$109	$—
Real estate loans:
Construction	572	—
Commercial and farm land	464	—
Residential mortgage	2,588	—
Home equity	636	—

Total cost	$4,369	$—

	December 31, 2010
	Unpaid Principal Balance	Related Allowance
Impaired loans with a related allowance recorded:
Commercial and industrial	$242	$109
Real estate loans:
Construction	10,617	3,647
Commercial and farm land	5,243	315
Residential mortgage	4,340	387
Home equity	1,538	469

Total cost	$21,980	$4,927

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed during the loan approval process and is updated as circumstances warrant. The Company uses the following definitions for risk ratings:

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Bank’s credit position at some future date.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(Table dollar amounts in thousands, except share data)

NOTE 4 – LOANS (Continued)

The following table summarizes credit quality of the Company at December 31, 2010:

	2010
	Pass	Special Mention	Substandard	Doubtful	Loss	Total	Nonperforming

Commercial and industrial	$22,241	$2,238	$1,093	$—	$—	$25,572	$351
Real estate loans:
Construction	2,077	773	12,585	—	—	15,435	9,789
Commercial real estate	85,412	3,203	5,741	—	—	94,356	1,052
Residential mortgage	14,685	1,285	9,994	—	—	25,964	6,928
Home equity	62,635	526	3,082	—	—	66,243	2,174
Individuals loans for household and other personal expenditures	1,399	—	—	—	—	1,399	—

Total	$188,449	$8,025	$32,495	$—	$—	$228,969	$20,294

The following table summarizes past due aging of the Company’s loan portfolio at December 31, 2010:

	2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing

Commercial and industrial	$—	$—	$351	$351	$25,221	$25,572	$—
Real estate loans:
Construction	1,154	—	9,789	10,943	4,492	15,435	—
Commercial real estate	1,958	—	1,052	3,010	91,346	94,356	—
Residential mortgage	104	168	6,928	7,200	18,764	25,964	—
Home equity	687	298	2,174	3,159	63,084	66,243	—
Individuals loans for household and other personal expenditures	12	—	—	12	1,387	1,399	—

Total	$3,915	$466	$20,294	$24,675	$204,294	$228,969	$—

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(Table dollar amounts in thousands, except share data)

NOTE 5 – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at year end:

	2010	2009

Land	$3,908	$3,908
Building	12,414	12,358
Construction in progress	87	—
Furniture and equipment	3,128	3,019

Total cost	19,537	19,285
Accumulated depreciation	(4,002)	(3,421)

Net book value	$15,535	$15,864

NOTE 6 – DEPOSITS

	2010	2009

Non-interest bearing DDA	$34,047	$29,962
NOW	80,282	77,525
Money market	34,560	42,894
Regular savings	50,793	26,140
Certificates and time deposits, $100,000 and over	50,264	52,175
Other certificates and time deposits	59,134	69,615

Total deposits	$309,080	$298,311

At December 31, 2010, scheduled maturities of certificates of deposit are as follows:

2011	$88,356
2012	15,209
2013	2,283
2014	538
2015	3,012

$109,398

Deposits from related parties, as defined in Note 4, held by the Company at December 31, 2010 and 2009 totaled $4,271,000 and $5,126,000, respectively.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(Table dollar amounts in thousands, except share data)

NOTE 7 – ADVANCES FROM THE FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of Chicago totaled $13,000,000 at both December 31, 2010 and 2009. Advances, at interest rates from 1.05% to 3.24%, are subject to restrictions or penalties in the event of prepayment.

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

At December 31, 2010, scheduled maturities of advances are as follows:

2011	$2,000
2012	2,000
2013	4,500
2014	2,500
2015	2,000

The Company has a loan with Marshall & Ilsley Bank (“M&I Bank”) with a fixed rate of 6.0% and a balance of $1,500,000 at December 31, 2010. The debt is secured by all of the outstanding capital stock of the Bank. The Company has made all required interest payments on the outstanding principal amounts on a timely basis. As a condition of the Company’s loan agreement with M&I Bank, the Bank must maintain a nonperforming assets to tangible capital ratio of not more than 65% measured quarterly and not incur a net loss of more than $250,000 for the calendar year ended December 31, 2010. As of December 31, 2010 the Company was not in compliance with these debt covenants. On March 28, 2011, a forebearance agreement was entered into with M&I Bank, as a result, the maturity date was extended to February 15, 2012.

NOTE 8 – SUBORDINATED DEBENTURES

The Company and its financing trust subsidiary, Community Financial Shares Trust II, a Delaware statutory trust, consummated the issuance and sale of an aggregate amount of $3,500,000 of the Trust’s floating rate capital securities in a pooled trust preferred transaction. The subordinated debentures accrue interest at a variable rate based on three-month LIBOR plus 1.62%, reset and payable quarterly. The interest rate at December 31, 2010 was 1.92%. The debentures will mature on September 21, 2037, at which time the preferred securities must be redeemed. In addition, the Company may redeem the preferred securities in whole or part, beginning June 21, 2012 at a redemption price of $1,000 per preferred security.

The Company has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities in the event of the occurrence of an event of default, as defined in such guarantee.

On January 14, 2011, the Company was notified by the Federal Reserve Bank of Chicago (the “FRB”) that the overall condition of the Company and the Bank is less than satisfactory. As a result, the Company must now obtain prior written approval from the FRB prior to, among other things, making any payments related to any outstanding trust preferred securities. The Company has notified the trustee for Community Financial Shares Statutory Trust II that, beginning with the March 15, 2011 interest payment period, the Company will defer all payments of interest on the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2037 for an indefinite period of time.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(Table dollar amounts in thousands, except share data)

NOTE 9 – TARP CAPITAL PURCHASE PROGRAM

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

On January 14, 2011, the Company was notified by the Federal Reserve Bank of Chicago (the “FRB”) that the overall condition of the Company and the Bank is less than satisfactory. As a result, the Company must now obtain prior written approval from the FRB prior to, among other things, the payment of any capital distribution, including stockholder dividends on the shares of Company preferred stock issued to the Department of Treasury pursuant to the TARP Capital Purchase Program. The Company has notified the Department of Treasury that, beginning with the February 15, 2011 dividend payment, the Company will defer all payments of dividends on its Series A preferred stock for an indefinite period of time.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(Table dollar amounts in thousands, except share data)

NOTE 10 – CAPITAL REQUIREMENTS

The Bank is subject to regulatory capital requirements administered by federal banking agencies. In addition to the capital adequacy guidelines set forth below, pursuant to the terms of the Order, we are also required to develop and adopt a plan that requires the Bank to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets within 120 days of the date of the Order.

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

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(Table dollar amounts in thousands, except share data)

NOTE 10 – CAPITAL REQUIREMENTS (Continued)

The actual capital levels and minimum required levels for the Bank were as follows at December 31:

	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2010
Total capital (to risk-weighted assets)	$21,219	8.6%	$19,809	8.0%	$24,761	10.0%
Tier 1 capital (to risk-weighted assets)	18,072	7.3	9,904	4.0	14,857	6.0
Tier 1 capital (to average assets)	18,072	5.4	13,388	4.0	16,735	5.0
2009
Total capital (to risk-weighted assets)	$28,647	11.5%	$19,869	8.0%	$24,837	10.0%
Tier 1 capital (to risk-weighted assets)	25,532	10.3	9,935	4.0	14,902	6.0
Tier 1 capital (to average assets)	25,532	7.7	13,272	4.0	16,590	5.0

At December 31, 2010, regulatory approval is required for all dividend declarations by both the Bank and the Company.

On January 21, 2011, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order with the FDIC and IDFPR, whereby the Bank consented to the issuance of a Consent Order (the “Order”) by the FDIC and IDFPR, without admitting or denying that grounds exist for the FDIC and IDFPR to initiate an administrative proceeding against the Bank. The Order requires the Bank to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets within 120 days. At December 31, 2010, these capital ratios were 5.4% and 8.6%, respectively. The Bank is actively working to comply with these new requirements, which may require us to raise capital. Our ability to raise additional capital is contingent on the current capital markets and on our financial performance.

NOTE 11 – RETIREMENT PLANS

The Company maintains a profit sharing/401(k) plan, which covers substantially all employees. Employees may make contributions to the plan. Employer contributions to the plan are determined at the discretion of the Board of Directors. Annual employer contributions are charged to expense. Profit sharing/401(k) expense was $34,000 and $31,000 in 2010 and 2009, respectively.

The Company also maintains a nonqualified retirement program for directors. Expense for the directors’ retirement program was $32,000 and $41,000 in 2010 and 2009, respectively.

Under agreements with the Company, certain members of the Board of Directors have elected to defer their directors’ fees. The cumulative amount of deferred directors’ fees (included in other liabilities on the Company’s balance sheet) was $1.0 million and $912,000 at December 31, 2010 and 2009, respectively. The liabilities for the nonqualified retirement program for directors and for directors’ deferred fees are not secured by any assets of the Company. Deferred directors’ fees accounts are credited with interest at 3.02%.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(Table dollar amounts in thousands, except share data)

NOTE 12 – INCOME TAXES

Income tax benefit consists of the following:

	2010	2009
Currently payable tax
Federal	$161	$(143)
State	32	15
Deferred tax	(3,558)	(887)

Income tax benefit	$(3,365)	$(1,015)

Income tax benefit differs from federal statutory rates applied to financial statement income due to the following:

	2010	2009
Federal rate of 34 percent	$(2,700)	$(655)
Add (subtract) effect of
Tax-exempt income, net of nondeductible interest expense	(172)	(159)
State income tax, net of federal benefit	(410)	(119)
Cash value of life insurance	(81)	(79)
Other items, net	(2)	(3)

Income tax benefit	$(3,365)	$(1,015)

Year end deferred tax assets and liabilities were due to the following:

	2010	2009
Deferred tax assets
Allowance for loan losses	$2,902	$1,809
Deferred compensation	553	501
Other-than-temporary-impairment	200	200
Loss carryforward	2,412	254
AMT carryover	329	273
Net unrealized losses on securities available for sale	160	153
Other	339	135

Total	6,895	3,325

Deferred tax liabilities
Accumulated depreciation	(550)	(548)
Deferred loan fees and costs, net	(166)	(146)
Prepaid expenses	(70)	(63)
Federal Home Loan Bank stock dividends	(522)	(522)
State income taxes	(356)	(149)

Total	(1,664)	(1,428)

Net deferred tax asset	$5,231	$1,897

The deferred tax asset is in other assets on the Company’s balance sheet.

At December 31, 2010, the Company had $5.4 million of federal loss carryforwards and $8.0 million of State of Illinois loss carryforwards. These carryforwards expire in 2022 for the State of Illinois and 2029 for federal. At December 31, 2010, the Company had approximately $329,000 of alternative minimum tax credits available to offset future federal income taxes. The credits have no expiration date.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(Table dollar amounts in thousands, except share data)

NOTE 13 – LOSS PER SHARE

The factors used in the loss per common share computation follow:

	2010	2009
Basic
Net loss	$(4,574)	$(912)
Less: Accretion of discount on preferred stock	(64)	(36)
Dividends on preferred stock	(380)	(238)

Net loss available to common shareholders	$(5,018)	$(1,186)

Weighted-average common shares outstanding	1,245,267	1,245,267

Basic loss per share	$(4.03)	$(0.95)

Diluted
Net loss	$(4,574)	$(912)
Less: Accretion of discount on preferred stock	(64)	(36)
Dividends on preferred stock	(380)	(238)

Net loss available to common shareholders	$(5,018)	$(1,186)

Weighted-average common shares outstanding for basic earnings per share	1,245,267	1,245,267
Add dilutive effects of assumed exercise of stock options	—	—

Average shares and dilutive potential common shares	1,245,267	1,245,267

Diluted loss per share	$(4.03)	$(0.95)

There were 32,730 and 32,630 anti-dilutive shares at December 31, 2010 and 2009, respectively.

NOTE 14 – STOCK OPTIONS

The Company has a nonqualified stock option plan (“Plan”) to attract, retain, and reward senior officers and directors and provide them with an opportunity to acquire or increase their ownership interest in the Company.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(Table dollar amounts in thousands, except share data)

NOTE 14 – STOCK OPTIONS (Continued)

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

A summary of the activity in the Plan follows:

	2010	2009
Expected volatility	26.94%	14.89% - 16.77%
Weighted-average volatility	26.94%	16.08%
Expected dividends	0.00%	0.00% - 0.60%
Expected term (in years)	5	5
Risk-free rate	1.41% - 1.55%	1.60% - 2.38%

A summary of option activity under the Plan as of December 31, 2010, and changes during the year then ended, is presented below:

	2010
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of year	36,330	$20.35
Granted	1,000	7.63
Exercised	—	—
Forfeited or expired	(4,600)	19.68

Outstanding, end of year	32,730	$20.05	5.5	—

Exercisable, end of year	10,435	$20.29	4.3

The weighted-average grant-date fair value of options granted during the years 2010 and 2009 was $2.03 and $2.47, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010 and 2009, was $0.

As of December 31, 2010, there was $84,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of five years.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(Table dollar amounts in thousands, except share data)

NOTE 14 – STOCK OPTIONS (Continued)

During 2010, the Company recognized approximately $13,000 of share-based compensation expense and approximately $5,000 of tax benefit related to the share based compensation expense.

Cash received from option exercise under all share-based payment arrangements for the years ended December 31, 2010 and 2009 was $0. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $0 for both years ended December 31, 2010 and 2009.

NOTE 15 – OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows:

	2010	2009

Net unrealized gain on securities available-for-sale	$121	$397
Less reclassification adjustment for realized gains included in income	(139)	(50)

Other comprehensive gain (loss), before tax effect	(18)	347
Tax (benefit) expense	(7)	134

Other comprehensive income (loss)	$(11)	$213

NOTE 16 – OFF-BALANCE-SHEET ACTIVITIES

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end.

	2010	2009

Financial standby letters of credit	$224	$1,534
Commitments to originate loans	712	1,948
Unused lines of credit and letters of credit	59,365	69,356
Performance standby letters of credit	54	136

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(Table dollar amounts in thousands, except share data)

NOTE 17 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(Table dollar amounts in thousands, except share data)

NOTE 17 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Available-for-sale Securities

If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include all available-for-sale securities. Third party vendors compile prices from various sources and may apply such techniques as matrix pricing to determine the value of identical or similar investment securities (Level 2). Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather on the investment securities’ relationship to other benchmark quoted investment securities. The following tables are as of December 31, 2010 and December 31, 2009, respectively:

		At December 31, 2010
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. government agencies	$11,801	$—	$11,801
State and political subdivisions	12,868	—	12,868
Mortgage-backed securities – GSE residential	18,198	—	18,198
Preferred stock	11	11	—
SBA guaranteed	297	—	297

Total available for sale securities	$43,175	$11	$43,164	—

		At December 31, 2009
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. government agencies	$17,691	$—	$17,691
State and political subdivisions	15,339	—	15,339
Mortgage-backed securities – GSE residential	11,131	—	11,131
Preferred stock	20	20	—
SBA guaranteed	363	—	363

Total available for sale securities	$44,544	$20	$44,524	—

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying December 31, 2010 and December 31, 2009 balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(Table dollar amounts in thousands, except share data)

NOTE 17 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method. The following tables are as of December 31, 2010 and December 31, 2009, respectively:

		At December 31, 2010
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3

Impaired loans	$11,587	—	—	$11,587

		At December 31, 2009
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3

Impaired loans	$5,965	—	—	$5,965

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(Table dollar amounts in thousands, except share data)

NOTE 17 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The carrying amount and estimated fair value of financial instruments at year end are as follows:

	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$32,487	$32,487	$25,848	$25,848
Interest-bearing time deposits	4,827	4,827	618	618
Securities available for sale	43,175	43,175	44,544	44,544
Loans held for sale	1,770	1,770	1,698	1,698
Loans receivable, net	221,607	224,054	232,972	233,261
Federal Home Loan Bank stock	5,398	5,398	5,398	5,398
Interest receivable	1,116	1,116	1,266	1,266

Financial liabilities
Deposits	309,080	309,575	298,311	299,075
Federal Home Loan Bank advances	13,000	12,929	13,000	13,209
Other borrowings	1,500	1,500	1,800	1,800
Subordinated debentures	3,609	1,163	3,609	1,138
Interest payable	245	245	403	403

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

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(Table dollar amounts in thousands, except share data)

NOTE 18 – CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets
	December 31,
	2010	2009
Assets
Cash on deposit with the Bank	$1,352	$2,450
Investment in common stock of the Bank	20,923	25,296
Other assets	599	375

Total assets	$22,874	$28,121

Liabilities
Other borrowings	$1,500	$1,800
Long-term debt	3,609	3,609
Other liabilities	10	5

Total liabilities	5,119	5,414

Stockholders’ Equity	17,755	22,707

Total liabilities and stockholders’ equity	$22,874	$28,121

Condensed Statements of Operations
	Years Ended December 31,
	2010	2009

Income	$4	$7

Expenses
Interest expense	170	176
Other expenses	180	212

Total expenses	350	388

Loss Before Income Tax Benefit and Undistributed Loss of the Bank	(346)	(381)

Income Tax Benefit	(134)	(147)

Loss Before Equity in Undistributed Loss of the Bank	(212)	(234)

Equity in Undistributed Loss of the Bank	(4,362)	(678)

Net Loss	$(4,574)	$(912)

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(Table dollar amounts in thousands, except share data)

NOTE 18 – CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2010	2009
Operating Activities
Net loss	$(4,574)	$(912)
Equity in undistributed loss of the Bank	4,362	678
Compensation cost of stock options	13	13
Other changes	(219)	2

Net cash used in operating activities	(418)	(219)

Investing Activity
Investment in Bank	—	(4,250)

Financing Activities
Proceeds from issuance of preferred stock	—	6,970
Repayment of borrowings	(300)	(200)
Dividends paid on preferred stock	(380)	(190)

Net cash (used in) provided by financing activities	(680)	6,580

Net Change in Cash on Deposit With the Bank	(1,098)	2,111

Cash on Deposit With the Bank at Beginning of Year	2,450	339

Cash on Deposit With the Bank at End of Year	$1,352	$2,450

NOTE 19 – SUBSEQUENT EVENTS

On January 21, 2011, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order with the FDIC and IDFPR, whereby the Bank consented to the issuance of a Consent Order (the “Order”) by the FDIC and IDFPR, without admitting or denying that grounds exist for the FDIC and IDFPR to initiate an administrative proceeding against the Bank.

The Order requires the Bank to take the following actions: ensure that the Bank has competent management in place in all executive officer positions; increase the participation of the Bank’s Board of Directors in the affairs of the Bank and in the approval of sound policies and objectives for the supervision of the Bank’s activities; establish a compliance program to monitor the Bank’s compliance with the Order; achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets within 120 days; increase its allowance for loan losses to $4,728,000 after application of the funds necessary to effect the charge-off of certain adversely classified loans identified in the related Report of Examination of the FDIC and IDFPR (the “ROE”); implement a program for the maintenance of an adequate allowance for loan and lease losses; adopt a written profit plan and a realistic, comprehensive budget for all categories of income and expense for calendar year 2011; charge off from its books and records any loan classified as “loss” in the ROE; adopt a written plan to reduce the Bank’s risk position in each asset in excess of $500,000 which has been classified as “substandard” or “doubtful” in the ROE;

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(Table dollar amounts in thousands, except share data)

NOTE 19 – SUBSEQUENT EVENTS (Continued)

cease extending additional credit to any borrower who is already obligated in any manner to the Bank on any extension of credit that has been charged off the books of the Bank or classified as “loss” in the ROE without the prior non-objection of the FDIC; not pay any dividends to the Company without prior regulatory approval; implement procedures for managing the Bank’s sensitivity to interest rate risk; provide the Company with a copy of the Order; and submit quarterly progress reports to the FDIC and IDFPR regarding the Bank’s compliance with the Order.

The Order will remain in effect until modified or terminated by the FDIC and IDFPR. Any material failure to comply with the provisions of the Order could result in enforcement actions by the FDIC and IDFPR. While the Company intends to take such actions as may be necessary to enable the Bank to comply with the requirements of the Order, there can be no assurance that the Bank will be able to comply fully with the provisions of the Order, or to do so within the timeframes required, that compliance with the Order will not be more time consuming or more expensive than anticipated, or that compliance with the Order will enable the Company and the Bank to resume profitable operations, or that efforts to comply with the Order will not have adverse effects on the operations and financial condition of the Company and the Bank.

In addition, on January 14, 2011, the Company was notified by the Federal Reserve Bank of Chicago (the “FRB”) that the overall condition of the Company and the Bank is less than satisfactory. As a result, the Company must now obtain prior written approval from the FRB prior to, among other things, (i) the payment of any capital distribution, including stockholder dividends on the shares of Company preferred stock issued to the U.S. Department of Treasury (the “Treasury”) pursuant to the Trouble Asset Relief Program (“TARP”) Capital Purchase Program or (ii) making any payments related to any outstanding trust preferred securities. The Company is also required, within thirty days of January 14, 2011, to downstream all remaining funds to the Bank with the exception of the Company’s non-discretionary payments required to be made over the next twelve months. Additionally, the Company will be required to comply with (i) the provisions of Section 32 of the Federal Deposit Insurance Act and Section 225.71 of the Rules and Regulations of the Board of Governors of the Federal Reserve System with respect to the appointment of any new Company directors or the hiring or change in position of any Company senior executive officer and (ii) the restrictions on making “golden parachute” payments set forth in Section 18(k) of the Federal Deposit Insurance Act.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 (e) promulgated under the Exchange Act) as of December 31, 2010. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter ending December 31, 2010, that have materially affected or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Based on our assessment as of December 31, 2010, we make the following assertion:

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

•

Management evaluated the Company’s internal control over financial reporting as of December 31, 2010. The assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Framework.

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

For information relating to the Company’s directors, the section captioned “Proposal 1—Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 2011 is incorporated herein by reference.

Executive Officers

For information relating to officers of the Company, the section captioned “Executive Officers” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 2011 is incorporated herein by reference.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, the cover page to this Annual Report on Form 10-K and the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 2011 are incorporated by reference.

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

Corporate Governance

For information regarding the Audit Committee and its composition and the Audit Committee financial expert, the section captioned “Meetings and Committees of the Board – Audit Committee” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 2011 is incorporated herein by reference.

Item 11. Executive Compensation

The information relating to director and executive compensation is incorporated herein by reference to the section titled “Executive Compensation” contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 2011.

Item  12. Security Ownership of Certain Beneficial Owners and Management

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the sections titled “Voting Security Ownership of Certain Beneficial Owners and Management” contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2011. The Company’s management knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan information as of December 31, 2010:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans*
	A	B	C
Equity compensation plans approved by security holders	32,730	$20.05	83,695
Equity compensation plans not approved by security holders	0	N/A	0

Total	32,730	$20.05	83,695

*	Excluding securities reflected in column A.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Review, Approval or Ratification of Transactions with Related Persons” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 2011 is incorporated by reference.

Corporate Governance

For information regarding director independence, the section captioned “Corporate Governance—Director Independence” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 2011 is incorporated by reference.

Item 14. Principal Accountant Fees and Services

The information relating to the principal accountant fees and expenses is incorporated herein by reference to the section captioned “Relationship with Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 2011.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) and (2) The following is a list of the financial statements of Community Financial Shares, Inc. included in this annual report on Form 10-K which are filed herewith in response to Part II Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009.

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010 and 2009.

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009.

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

COMMUNITY FINANCIAL SHARES, INC.
Registrant

By	/s/ Scott W. Hamer
President and Chief Executive Officer
Date	March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2011 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Donald H. Fischer	Chairman of the Board
Donald H. Fischer

/s/ Scott W. Hamer	Director, President and Chief Executive Officer
Scott W. Hamer	(Principal Executive Officer)

/s/ Eric J. Wedeen	Vice President and Chief Financial Officer
Eric J. Wedeen	(Principal Accounting and Financial Officer)

/s/ William F. Behrmann	Director
William F. Behrmann

/s/ Penny A. Belke	Director
Penny A. Belke

/s/ H. David Clayton	Director
H. David Clayton

/s/ Raymond A. Dieter, Jr.	Director
Raymond A. Dieter, Jr.

/s/ Robert F. Haeger	Director
Robert F. Haeger

/s/ Mary Beth Moran	Director
Mary Beth Moran

/s/ Joseph S. Morrissey	Director
Joseph S. Morrissey

/s/ John M. Mulherin	Director
John M. Mulherin

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1.1	Certificate of Incorporation of Community Financial Shares, Inc. (Incorporated by reference to Exhibit 3.1.1 to the Company’s Form 10-K for the year ended December 31, 2006)

3.1.2	Certificate of Amendment to the Certificate of Incorporation of Community Financial Shares, Inc. as amended November 29, 2006. (Incorporated by reference to Exhibit 3.1.2 to the Company’s Form 10-K for the year ended December 31, 2006)

3.2	Bylaws of Community Financial Shares, Inc. (Incorporated by reference to Annex B to the Company’s Registration Statement on Form S-4, File No. 333-46622, filed September 26, 2000)

4.1	Specimen Common Stock certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 2005)

4.2	Community Bank–Wheaton/Glen Ellyn Non-Qualified Stock Option Plan, as amended effective November 29, 2006. (Incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K for the year ended December 31, 2006)*

10.0	Form of Community Bank Directors Retirement Plan agreement (Incorporated by reference to Exhibit 10.0 to the Company’s Form 10-KSB for the year ended December 31, 2000)*

10.1	Form of Community Bank Directors Deferred Compensation Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2005)*

10.2	Form of change of control letter agreement (Incorporated by reference to Exhibit 10.0 to the Company’s Form 10-QSB for the quarterly period ended June 30, 2002)*

10.3	Employment agreement between Community Financial Shares, Inc., Community Bank Wheaton/Glen Ellyn and Donald H. Fischer dated November 28, 2006. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2006)*

10.4	Change in Control Agreement between Community Bank-Wheaton/Glen Ellyn and Eric Wedeen dated March 27, 2009* (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2008)

*10.5	Long-Term Restricted Stock Unit Agreement between Community Financial Shares, Inc. and Scott W. Hamer* (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 23, 2010)

10.6	Consent Order issued by the Federal Deposit Insurance Corporation and Illinois Department of Financial and Professional Regulation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2011)

10.7	Stipulation and Consent to the Issuance of a Consent Order dated January 21, 2011 between the Federal Deposit Insurance Corporation and Illinois Department of Financial and Professional Regulation and Community Bank – Wheaton/Glen Ellyn, Glen Ellyn, Illinois (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 26, 2011)

EXHIBIT INDEX (Continued)

11.0	Statement re: Computation of Per Share Earnings is incorporated herein by reference to Part II, Item 8, “Financial Statements”

14.0	Code of Ethics – A copy of the Code of Ethics is incorporated herein. (Incorporated by reference to Exhibit 14.0 to the Company’s Form 10-K for the year ended December 31, 2006)

**21.0	Subsidiaries of the Company.

**23.0	Consent of Independent Registered Public Accounting Firm (filed herein)

**31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

**31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

**32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

**32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

**99.1	31 C.F.R. Section 30.15 Certification of Chief Executive Officer

**99.2	31 C.F.R. Section 30.15 Certification of Chief Financial Officer

*	Denotes management contract or compensatory plan.
**	Exhibit filed herewith.