Form 10-Q
period 2011-03-31
COMMUNITY FINANCIAL SHARES INC
filed 2011-05-13
CIK 1123735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2011
Common Stock, no par value per share	1,245,267 shares

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and due from banks	$3,418	$4,553
Interest-bearing deposits	20,147	27,934

Cash and cash equivalents	23,565	32,487

Interest-bearing time deposits	5,076	4,827
Securities available for sale	48,061	43,175
Loans held for sale	130	1,770
Loans, less allowance for loan losses of $5,190 and $ 7,679 at March 31, 2011 and December 31, 2010, respectively	213,116	221,607
Foreclosed assets, net	5,526	3,008
Real estate held for investment	4,311	4,318
Prepaid FDIC assessment	1,268	1,506
Federal Home Loan Bank stock	5,398	5,398
Premises and equipment, net	15,397	15,535
Cash value of life insurance	5,998	5,938
Interest receivable and other assets	7,704	7,527

Total assets	$335,550	$347,096

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$297,485	$309,080
Federal Home Loan Bank advances	13,000	13,000
Other borrowings	1,300	1,500
Subordinated debentures	3,609	3,609
Interest payable and other liabilities	2,397	2,152

Total liabilities	317,791	329,341

Commitments and contingent liabilities

Shareholders’ equity
Common stock—no par value, 5,000,000 shares authorized; 1,245,267 shares issued and outstanding	—	—
Preferred stock—$1.00 par value, 1,000,000 shares authorized; 7,319 shares issued and outstanding	7	7
Paid-in capital	11,973	11,954
Retained earnings	6,064	6,046
Accumulated other comprehensive loss	(285)	(252)

Total shareholders’ equity	17,759	17,755

Total liabilities and shareholders’ equity	$335,550	$347,096

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2011 and 2010

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Interest and dividend income
Interest and fees on loans	$2,954	$3,132
Securities:
Taxable	241	333
Exempt from federal income tax	112	142
Other interest income	31	12

Total interest and dividend income	3,338	3,619
Interest expense
Deposits	555	836
Federal Home Loan Bank advances and other borrowed funds	100	128
Subordinated debentures	17	17

Total interest expense	672	981

Net interest income	2,666	2,638
Provision for loan losses	173	240

Net interest income after provision for loan losses	2,493	2,398
Non-interest income
Service charges on deposit accounts	100	129
Gain on sale of loans	226	166
Gain on sale of securities	104	—
Gain on sale of foreclosed assets	18	16
Other non-interest income	261	172

Total non-interest income	709	483

Non-interest expense
Salaries and employee benefits	1,493	1,411
Net occupancy and equipment expense	350	347
Data processing expense	289	267
Advertising and promotions	51	63
Professional fees	261	177
FDIC insurance premiums	266	184
Other real estate owned expenses	86	102
Other operating expenses	300	278

Total non-interest expense	3,096	2,829

Income before income taxes	106	52
Benefit for income taxes	(23)	(58)

Net income	129	110

Preferred stock dividend and accretion	(111)	(109)

Net income available to common shareholders	$18	$1

Earnings per share
Basic	$0.02	$0.00
Diluted	$0.02	$0.00
Average shares outstanding basic	1,245,267	1,245,267
Average shares outstanding diluted	1,245,267	1,245,267
Dividends per share	$0.00	$0.00

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended March, 2011 and 2010

(In thousands, except share and per share data)

(Unaudited)

	Number of Common Shares	Preferred Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2011	1,245,267	$7	$11,954	$6,046	$(252)	$17,755
Net income	—	—	—	129	—	129
Change in unrealized net gain on securities available for sale, net of reclassification adjustment of $104 and tax effects $21	—	—	—	—	(33)	(33)

Total comprehensive loss						96
Preferred stock dividends (5%)	—	—	—	(95)	—	(95)
Discount on preferred stock	—	—	16	(16)	—	—
Stock option expense	—	—	3	—	—	3

Balance at March 31, 2011	1,245,267	$7	$11,973	$6,064	$(285)	$17,759

Balance at January 1, 2010	1,245,267	$7	$11,877	$11,064	$(241)	$22,707
Net income	—	—	—	110	—	110
Change in unrealized net gain on securities available for sale, net of tax effects	—	—	—	—	295	295

Total comprehensive income						405
Preferred stock dividends (5%)	—		—	(95)	—	(95)
Discount on preferred stock	—	—	15	(15)	—	—
Stock option expense	—	—	4	—	—	4

Balance at March 31, 2010	1,245,267	$7	$11,896	$11,064	$54	$23,021

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2011 and 2010

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$129	$110
Adjustments to reconcile net income to net cash from operating activities
Amortization on securities, net	45	34
Depreciation	159	165
Provision for loan losses	173	240
Gain on sale of securities	(104)	—
Gain on sale of foreclosed assets	(18)	(16)
Gain on sale of loans	(226)	(166)
Originations of loans for sale	(11,530)	(10,021)
Proceeds from sales of loans	11,756	10,187
Compensation cost of stock options	3	4
Change in cash value of life insurance	(59)	(59)
Change in interest receivable and other assets	(2,429)	(5,595)
Change in interest payable and other liabilities	244	350

Net cash used in operating activities	(1,857)	(4,767)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(9,722)	(3,502)
Proceeds from maturities and calls of securities available for sale	2,066	3,673
Proceeds from sales of securities available for sale	2,526	—
Proceeds from sale other real estate owned	—	851
Net change in loans	9,976	3,742
Property and equipment expenditures, net	(21)	(33)

Net cash from investing activities	4,825	4,731
CASH FLOWS FROM FINANCING ACTIVITIES
Change in:
Non-interest bearing and interest bearing demand deposits and savings	(5,793)	5,162
Certificates and other time deposits	(5,802)	(5,733)
Proceeds of borrowings	—	4,000
Repayments of borrowings	(200)	(4,100)
Dividends paid on preferred stock	(95)	(95)

Net cash used in financing activities	(11,890)	(766)

Change in cash and cash equivalents	(8,922)	(802)

Cash and cash equivalents at beginning of period	32,487	25,848

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,565	$25,046

Supplemental disclosures
Interest paid	$774	$1,201
Income taxes paid	—	—
Transfers from loans to foreclosed assets and real estate held for investment	2,649	4,766

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINACIAL STATEMENTS

(Table dollars in thousands)

March 31, 2011 and 2010

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are consistent with those used in the preparation of annual consolidated financial statements. The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management of Community Financial Shares, Inc. (the “Company”), for a fair statement of results for the interim periods presented. Results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial period and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the U.S. Securities and Exchange Commission on March 31, 2011. The condensed consolidated balance sheet of the Company as of December 31, 2010 has been derived from the audited consolidated balance sheet as of that date.

NOTE 2 – EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2011	2010
(in thousands)
Net income	$129	$110
Less: Accretion of discount on preferred stock	(16)	(15)
Dividends on preferred stock	(95)	(94)

Income available to common shareholders	$18	$1

Weighted Average Shares outstanding	1,245,267	1,245,267
Effect of dilutive securities:
Stock options	—	—

Shares used to compute diluted earnings per share	1,245,267	1,245,267

Earnings per share:
Basic	$0.02	$0.00
Diluted	0.02	0.00

There were 32,730 and 36,330 anti-dilutive shares at March 31, 2011 and 2010, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

March 31, 2011 and 2010

NOTE 3 – CAPITAL RATIOS

At the dates indicated, the capital ratios of Community Bank-Wheaton/Glen Ellyn, the Company’s wholly owned subsidiary (the “Bank”), were as follows:

	March 31, 2011		December 31, 2010
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$20,718	8.5%	$21,219	8.6%
Tier I capital (to risk-weighted assets)	17,652	7.3%	18,072	7.3%
Tier I capital (to average assets)	17,652	5.3%	18,072	5.4%

At March 31, 2011, regulatory approval is required for all dividend declarations by both the Bank and the Company.

On January 21, 2011, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order with the FDIC and IDFPR, whereby the Bank consented to the issuance of a Consent Order (the “Order”) by the FDIC and IDFPR, without admitting or denying that grounds exist for the FDIC and IDFPR to initiate an administrative proceeding against the Bank. The Order requires the Bank to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets within 120 days. At March 31, 2011, these capital ratios were 5.3% and 8.5%, respectively. The Bank is actively working to comply with these new requirements, which may require us to raise capital. Our ability to raise any additional capital is contingent on the current capital markets and on our financial performance.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The fair value of securities available for sale at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U. S. government agencies	$16,757	$6	$(245)
State and political subdivisions	12,843	159	(425)
Mortgage-backed securities – Government sponsored entities (GSE) residential	18,137	118	(95)
Preferred stock	32	17	—
SBA guaranteed	292	1	(2)

	$48,061	$301	$(767)

	December 31, 2010
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U. S. government agencies	$11,801	$13	$(216)
State and political subdivisions	12,868	173	(470)
Mortgage-backed securities – GSE residential	18,198	248	(154)
Preferred stock	11	—	(3)
SBA guaranteed	297	—	(3)

	$43,175	$434	$(846)

Securities classified as U. S. government agencies include notes issued by government-sponsored enterprises such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank. The SBA-guaranteed securities are pools of loans guaranteed by the Small Business Administration.

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010:

	March 31, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$9,757	$(245)	$—	$—	$9,757	$(245)
State and political subdivisions	8,245	(320)	1,567	(105)	9,812	(425)
Mortgage-backed securities – GSE residential	8,931	(95)	—	—	8,931	(95)
SBA guaranteed	—	—	245	(2)	245	(2)

Total temporarily impaired securities	$26,933	$(660)	$1,812	$(107)	$28,745	$(767)

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$7,788	$(216)	$—	$—	$7,788	$(216)
State and political subdivisions	8,411	(365)	1,568	(105)	9,979	(470)
Mortgage-backed securities – GSE residential	9,002	(154)	—	—	9,002	(154)
Preferred stock	11	(3)	—	—	11	(3)
SBA guaranteed	136	(1)	113	(2)	249	(3)

Total temporarily impaired securities	$25,348	$(739)	$1,681	$(107)	$27,029	$(846)

U.S. Government Agencies, State and Political Subdivisions, and Mortgage-backed securities

The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies, state and political subdivisions and mortgage-backed securities were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2011.

Unrealized gains and losses within the investment portfolio are determined to be temporary. The Company has performed an evaluation of its investments for other than temporary impairment and there was no impairment identified during the first quarter of 2011. The entire portfolio is classified as available for sale, however, management has no specific intent to sell any securities, and it is more likely than not that the Company will not have to sell any security before recovery of its amortized cost basis.

The fair values of securities available for sale at March 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$67	$69
Due after one year through five years	2,212	2,245
Due after five years through ten years	8,229	8,192
Due after ten years	19,597	19,094

Mortgage-backed securities	18,114	18,137
Preferred stock	15	32
SBA guaranteed	293	292

	$48,527	$48,061

Securities with a carrying value of approximately $22.9 million at March 31, 2011 were pledged to secure public deposits, Federal Home Loan Bank advances and for other purposes as required or permitted by law.

NOTE 4 – LOANS

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

Loans consisted of the following at March 31, 2011 and December 31, 2010, respectively:

	March 31, 2011	December 31, 2010
Real estate
Commercial	$94,472	$94,356
Construction	7,603	15,435
Residential	27,196	25,964
Home equity	63,876	66,243

Total real estate loans	193,147	201,998
Commercial	23,450	25,572
Consumer	1,415	1,399

Total loans	218,012	228,969
Deferred loan costs, net	294	317
Allowance for loan losses	(5,190)	(7,679)

Loans, net	$213,116	$221,607

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

The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2011	$3,355
New loans including renewals	—
Payments, etc., including renewals	(19)

Balances, March 31, 2011	$3,336

Activity in the allowance for loan losses is summarized below:

	Three Months Ended	Year Ended
	March 31,	December 31,
	2011	2010
Balance at beginning of period	$7,679	$4,812
Provision for loan losses	173	8,340
Charge-offs	(2,666)	(5,512)
Recoveries	4	39

Balance at end of period	$5,190	$7,679

The following tables show the Company’s allowance for credit losses by loan segment for March 31, 2011 and December 31, 2010:

	March 31, 2011
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Unallocated	Total
Allowance Balances:
Individually evaluated for impairment	$—	$753	$1,028	$—	$182	$652	$—	$2,615
Collectively evaluated for impairment	653	1,136	75	19	306	370	16	2,575

Total allowance for loan losses	$653	$1,889	$1,103	$19	$488	$1,022	$16	$5,190

Loans Balances:
Individually evaluated for impairment	$—	$5,706	$4,122	$—	$6,800	$2,054	$—	$18,682
Collectively evaluated for impairment	23,450	88,766	3,481	1,415	20,396	61,822	—	199,330

Total loans	$23,450	$94,472	$7,603	$1,415	$27,196	$63,876	$—	$218,012

	December 31, 2010
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Unallocated	Total
Allowance Balances:
Individually evaluated for impairment	$109	$315	$3,647	$—	$387	$469	$—	$4,927
Collectively evaluated for impairment	682	885	230	19	274	369	293	2,752

Total allowance for loan losses	$791	$1,200	$3,877	$19	$661	$838	$293	$7,679

Loans Balances:
Individually evaluated for impairment	$351	$5,707	$11,189	$—	$6,928	$2,174	$—	$26,349
Collectively evaluated for impairment	25,221	88,649	4,246	1,399	19,036	64,069	—	202,620

Total loans	$25,572	$94,356	$15,435	$1,399	$25,964	$66,243	$—	$228,969

The following table summarizes the Company’s nonaccrual loans by class at March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
Commercial and industrial	$—	$351
Real estate loans:
Construction	4,122	9,789
Commercial and farm land	1,052	1,052
Residential mortgage	6,800	6,928
Home equity	2,054	2,174

Total	$14,028	$20,294

The following tables summarize the Company’s impaired loans as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Unpaid Principal Balance	Related Allowance	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance recorded:
Commercial and industrial	$—	$—	$109	$—
Real estate loans:
Construction	572	—	572	—
Commercial and farm land	464	—	464	—
Residential mortgage	2,497	—	2,588	—
Home equity	254	—	636	—

Total cost	$3,787	$—	$4,369	$—

	March 31, 2011		December 31, 2010
	Unpaid Principal Balance	Related Allowance	Unpaid Principal Balance	Related Allowance
Impaired loans with a related allowance recorded:
Commercial and industrial	$—	$—	$242	$109
Real estate loans:
Construction	3,767	1,040	10,617	3,647
Commercial and farm land	4,655	599	5,243	315
Residential mortgage	5,335	482	4,340	387
Home equity	1,138	494	1,538	469

Total cost	$14,895	$2,615	$21,980	$4,927

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

The following tables summarize credit quality of the Company at March 31, 2011 and December 31, 2010:

	March 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss	Total	Nonperforming
Commercial and industrial	$20,804	$1,913	$733	$—	$—	$23,450	$—
Real estate loans:
Construction	2,419	766	4,418	—	—	7,603	4,122
Commercial real estate	84,459	3,175	6,838	—	—	94,472	1,052
Residential mortgage	16,056	1,437	9,703	—	—	27,196	6,800
Home equity	60,569	530	2,777	—	—	63,876	2,054
Individuals loans for household and other personal expenditures	1,415	—	—	—	—	1,415	—

Total	$185,722	$7,821	$24,469	$—	$—	$218,012	$14,028

	December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Loss	Total	Nonperforming
Commercial and industrial	$22,241	$2,238	$1,093	$—	$—	$25,572	$351
Real estate loans:
Construction	2,077	773	12,585	—	—	15,435	9,789
Commercial real estate	85,412	3,203	5,741	—	—	94,356	1,052
Residential mortgage	14,685	1,285	9,994	—	—	25,964	6,928
Home equity	62,635	526	3,082	—	—	66,243	2,174
Individuals loans for household and other personal expenditures	1,399	—	—	—	—	1,399	—

Total	$188,449	$8,025	$32,495	$—	$—	$228,969	$20,294

The following tables summarize past due aging of the Company’s loan portfolio at March 31, 2011 and December 31, 2010:

	March 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial and industrial	$124	$—	$—	$124	$23,326	$23,450	$—
Real estate loans:
Construction	—	—	4,122	4,122	3,481	7,603	—
Commercial real estate	4,187	—	1,052	5,239	89,233	94,472	—
Residential mortgage	28	—	6,800	6,828	20,368	27,196	—
Home equity	262	56	2,054	2,372	61,504	63,876	—
Individuals loans for household and other personal expenditures	1	—	—	1	1,414	1,415	—

Total	$4,602	$56	$14,028	$18,686	$199,326	$218,012	$—

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial and industrial	$—	$—	$351	$351	$25,221	$25,572	$—
Real estate loans:
Construction	1,154	—	9,789	10,943	4,492	15,435	—
Commercial real estate	1,958	—	1,052	3,010	91,346	94,356	—
Residential mortgage	104	168	6,928	7,200	18,764	25,964	—
Home equity	687	298	2,174	3,159	63,084	66,243	—
Individuals loans for household and other personal expenditures	12	—	—	12	1,387	1,399	—

Total	$3,915	$466	$20,294	$24,675	$204,294	$228,969	$—

NOTE 5 – OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income components and related taxes for the three months ended March 31, 2011 and 2010 were as follows:

	2011	2010
Net unrealized gains on securities available for sale	$50	$88
Less reclassification adjustment for realized gains included in income	(104)	—

Other comprehensive gain (loss), before tax effect	(54)	88
Tax expense (benefit)	(21)	34

Other comprehensive income (loss)	($33)	$54

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

Available-for-Sale Securities

If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 1 security includes preferred stock. Level 2 securities include certain collateralized mortgage and debt obligations, municipal securities, U.S. government agencies and SBA securities. Third party vendors compile prices from various sources and may apply such techniques as matrix pricing to determine the value of identical or similar investment securities (Level 2). Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather on the investment securities’ relationship to other benchmark quoted investment securities. The following tables are as of March 31, 2011 and December 31, 2010, respectively:

		At March 31, 2011
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. government agencies	$16,757	$—	$16,757
State and political subdivisions	12,843	—	12,843
Mortgage-backed securities – GSE residential	18,137	—	18,137
Preferred stock	32	32	—
SBA guaranteed	292	—	292

Total available for sale securities	$48,061	$32	$48,029	—

		At December 31, 2010
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. government agencies	$11,801	$—	$11,801
State and political subdivisions	12,868	—	12,868
Mortgage-backed securities – GSE residential	18,198	—	18,198
Preferred stock	11	11	—
SBA guaranteed	297	—	297

Total available for sale securities	$43,175	$11	$43,164	—

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying March 31, 2011 and December 31, 2010 balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

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

Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method. The following tables are as of March 31, 2011 and December 31, 2010, respectively:

		At March 31, 2011
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Impaired loans	$14,895	—	—	$14,895

		At December 31, 2010
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Impaired loans	$11,587	—	—	$11,587

The carrying amount and estimated fair value of financial instruments at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$23,565	$23,565	$32,487	$32,487
Interest bearing time deposits	5,076	5,076	4,827	4,827
Securities available for sale	48,061	48,061	43,175	43,175
Loans held for sale	130	130	1,770	1,770
Loans receivable, net	213,116	212,862	221,607	224,054
Federal Home Loan Bank stock	5,398	5,398	5,398	5,398
Interest receivable	1,114	1,114	1,116	1,116
Financial liabilities
Deposits	297,485	299,601	309,080	309,575
Federal Home Loan Bank advances	13,000	12,915	13,000	12,292
Other borrowings	1,300	1,300	1,500	1,500
Subordinated debentures	3,609	1,169	3,609	1,163
Interest payable	213	213	245	245

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

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 clarifies the guidance in ASC 310-40 Receivables: Troubled Debt Restructurings by Creditors. Creditors are required to identify a restructuring as a troubled debt restructuring if the restructuring constitutes a concession and the debtor is experiencing financial difficulties. ASU 2011-02 clarifies guidance on whether a creditor has granted a concession and clarifies the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. In addition, ASU 2011-02 also precludes the creditor from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. The effective date of ASU 2011-2 for public entities is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. If, as a result of adoption, an entity identifies newly impaired receivables, an entity should apply the amendments for purposes of measuring impairment prospectively for the first interim or annual period beginning on or after June 15, 2011.

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

•

The effect of changes to our regulatory ratings or the imposition of enforcement action by bank regulatory authorities upon the Bank or the Company as a result of our inability to comply with regulatory orders and agreements;

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

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

Total assets at March 31, 2011 were $335.6 million, which represented a decrease of $11.5 million, or 3.3%, compared to $347.1 million at December 31, 2010. The decrease in total assets was primarily due to decreases in loans receivable and cash and cash equivalents. These decreases were partially offset by increases in investment securities, interest-bearing time deposits and other real estate owned. Loans receivable decreased $8.5 million, or 3.8%, to $213.1 million at March 31, 2011 from $221.6 million at December 31, 2010 and cash and cash equivalents decreased $8.9 million, or 27.5%, to $23.6 million at March 31, 2011 from $32.5 million at December 31, 2010. Investment securities increased $4.9 million, or 11.3%, to $48.1 million at March 31, 2011 from $43.2 million at December 31, 2010. Interest-bearing time deposits increased $249,000 to $5.1 million at March 31, 2011 from $4.8 million at December 31, 2010. Other real estate owned increased $2.5 million, or 83.7%, to $5.5 million at March 31, 2011 from $3.0 million at December 31, 2010. The decrease in loans and increase in other real estate owned during the three months ended March 31, 2011 is partially due to the Bank taking possession of three properties totaling $2.6 million through foreclosure and transferring them to other real estate owned. Included in other real estate owned at March 31, 2011 are two one-to-four family residences, three multi-unit condominium buildings, one mixed-use commercial/residential property and two commercial properties. In addition, the decrease in loans receivable was partially due to the write-off of $2.7 million in balances.

Total liabilities at March 31, 2011 were $317.8 million, which represented a decrease of $11.6 million, or 3.5%, compared to $329.3 million at December 31, 2010. Deposits decreased $11.6 million, or 3.8%, to $297.5 million at March 31, 2011 from $309.1 million at December 31, 2010. This decrease primarily consists of decreases in: (1) interest bearing demand deposit accounts of $7.1 million, or 8.8%, to $73.2 million at March 31, 2011 from $80.3 million at December 31, 2010; (2) certificates of deposit of $5.8 million, or 5.3%, to $103.6 million at March 31, 2011 from $109.4 million at December 31, 2010; and (3) noninterest-bearing deposit accounts of $2.6 million, or 7.8%, to $31.4 million at March 31, 2011 from $34.0 million at December 31, 2010. These decreases were partially offset by increases in money market accounts of $1.3 million, or 3.8%, to $35.9 million at March 31, 2011 from $34.6 million at December 31, 2010 and regular savings accounts of $2.6 million, or 5.2%, to $53.4 million at March 31, 2011 from $50.8 million at December 31, 2010. The percentage of regular savings accounts to total deposits increased to 18.0% at March 31, 2011 from 16.4% at December 31, 2010 and the percentage of certificates of deposit to total deposits decreased to 34.8% at March 31, 2011 from 35.4% at December 31, 2010. Borrowed money, consisting of Federal Home Loan Bank advances and other borrowings, decreased $200,000, or 1.4%, to $14.3 million at March 31, 2011 from $14.5 million at December 31, 2010.

Stockholders’ equity remained unchanged at $17.8 million at March 31, 2011 and December 31, 2010. An increase in stockholders’ equity, primarily due to the Company’s net income for the three months ended March 31, 2011, was partially offset by a increase of $33,000 in the Company’s accumulated other comprehensive loss relating to the change in fair value of its available-for-sale investment portfolio. As of March 31, 2011 there were 1,245,267 shares of Company common stock outstanding, resulting in a book value of $14.26 and a tangible book value of $8.66 per share at that date.

	March 31, 2011	December 31, 2010
Tangible book value per share:
Total capital	$17,759	$17,755
Less: Preferred equity	6,970	6,970

Tangible common equity	$10,789	$10,785

Outstanding common shares	1,245,267	1,245,267
Tangible book value per share	$8.66	$8.66

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

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010

General. The Company’s net income increased $19,000 to $129,000 for the three months ended March 31, 2011, from $110,000 for the three months ended March 31, 2010. Due to the effect of preferred stock dividends, net income available to common shareholders totaled $19,000 for the three months ended March 31, 2011. This represents basic and diluted earnings per share of $0.02 for the three months ended March 31, 2011 compared to a basic and diluted loss per share of $0.00 for the three months ended March 31, 2010. The increase in net income during the first quarter of 2011 is the result of the combined effect of a $28,000 increase in net interest income, a $226,000 increase in noninterest income, a $267,000 increase in noninterest expense and a $67,000 decrease in provision for loan losses.

Net interest income. The following table summarizes interest and dividend income and interest expense for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$2,954	$3,132	($178)	(5.68%)
Securities:
Taxable	241	333	(92)	(27.63)
Exempt from federal tax	112	142	(30)	(21.13)
Other interest income	31	12	19	158.33

Total interest and dividend income	3,338	3,619	(281)	(7.77)

Interest expense:
Deposits	555	836	(281)	(33.61)
Federal Home Loan Bank advances and other borrowings	100	128	(28)	(21.88)
Subordinated debentures	17	17	—	—

Total interest expense	672	981	(309)	(31.50)

Net interest income	$2,666	$2,638	$28	1.06

The following table summarizes average balances and annualized average yields or costs for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011			2010
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Taxable securities	$35,879	$241	2.73%	$32,266	$333	4.19%
Tax-exempt securities	10,114	112	4.47	12,996	142	4.42
Loan receivables	224,673	2,954	5.33	236,191	3,132	5.38
Interest-bearing deposits	25,207	30	0.48	16,767	12	0.28
FHLB stock	5,398	1	0.10	5,398	—	0.00

Total interest-earning assets	301,271	3,338	4.49	303,618	3,619	4.83

Interest-bearing liabilities:
NOW accounts	76,154	78	0.42	76,480	126	0.67
Regular savings	52,029	54	0.42	32,582	35	0.44
Money market accounts	34,894	57	0.66	39,960	64	0.65
Certificates of deposit	107,195	366	1.38	117,576	611	2.11
FHLB advances and other	14,432	100	2.80	14,799	128	3.50
Subordinated debentures	3,609	17	1.95	3,609	17	1.90

Total interest-bearing deposits	$288,313	672	0.95	$285,006	981	1.40

Net interest income		$2,666			$2,638

Net interest spread			3.54%			3.43%

Net interest income to average interest-earning assets			3.59%			3.52%

Interest Income. Interest income decreased $281,000, or 7.8%, to $3.3 million for the three months ended March 31, 2011, compared to $3.6 million for the same period in 2010. This decrease resulted primarily from a decrease in the average yield on earning assets of 34 basis points to 4.49% for the three months ended March 31, 2011 from 4.83% for the three months ended March 31, 2010.

Interest and fees on loans decreased $178,000, or 5.7%, to $3.0 million for the three months ended March 31, 2011, compared to $3.1 million for the comparable prior year period. This decrease resulted from a decrease in the average loan yield of 5 basis points to 5.33% for the three months ended March 31, 2011 from 5.38% for the comparable prior year period. In addition, there was a decrease in the average balance of loans of $11.5 million to $224.7 million for the three months ended March 31, 2011 from $236.2 million for the comparable prior year period. Interest on taxable securities decreased $92,000 for the three months ended March 31, 2011 compared to the comparable prior year period. This decrease is primarily due to a decrease in the average yield on taxable securities of 146 basis points to 2.73% for the three months ended March 31, 2011 from 4.19% for the comparable prior year period. This decrease was partially offset by an increase in the average balance of taxable securities of $3.6 million to $35.9 million for the three months ended March 31, 2011 from $32.3 million for the three months ended March 31, 2010.

Interest Expense. Interest expense decreased by $309,000, or 31.5%, to $672,000 for the three months ended March 31, 2011, from $981,000 for the three months ended March 31, 2010. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities of 45 basis points to 0.95% for the three months ended March 31, 2011 from 1.40% for the comparable prior year period. This decrease was partially offset by an increase in the average balance of interest bearing liabilities of $3.3 million to $288.3 million for the three months ended March 31, 2011 from $285.0 million for the three months ended March 31, 2010. Interest expense resulting from Federal Home Loan Bank advances, subordinated debentures and other borrowings decreased $28,000 during the three months ended March 31, 2011. The average balance on these borrowings decreased $367,000 to $14.4 million for the three months ended March 31, 2011 from $14.8 million for the comparable prior year period. In addition there was a decrease in the average cost on these borrowings of 70 basis points to 2.80% for the three months ended March 31, 2011 from 3.50% for the comparable period in 2010.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses increased $28,000, or 1.1%, to $2.7 million for the three months ended March 31, 2011 compared to $2.6 million for the comparable period in 2010. The Company’s net interest margin expressed as a percentage of average earning assets increased to 3.59% for the three months ended March 31, 2011 as compared to 3.52% for the three months ended March 31, 2010. The yield on average earning assets decreased 34 basis points to 4.49% for the three months ended March 31, 2011 from 4.83% for the comparable period ended March 31, 2010. This decrease in the yield on average earning assets was primarily due to an increase in nonperforming loans of $3.5 million. The yield on average loans decreased to 5.33% for the three months ended March 31, 2011 from 5.38% for the three months ended March 31, 2010. In addition, there was a 45 basis point decrease in the cost of average interest-bearing liabilities to 0.95% for the three months ended March 31, 2011 as compared to 1.40% for the comparable 2010 period.

Provision for Loan Losses. The Bank’s provision for loan losses decreased to $173,000 for the three months ended March 31, 2011 from $240,000 for the comparable period in 2010. The $67,000 decrease in the provision was the result of management’s quarterly analysis of the allowance for loan loss. At March 31, 2011, December 31, 2010 and March 31, 2010, nonperforming loans totaled $14.0 million, $20.3 million and $12.2 million, respectively. At March 31, 2011, the ratio of the allowance for loan losses to nonperforming loans was 37.0% compared to 37.8% at December 31, 2010 and 32.0% at March 31, 2010. The ratio of the allowance to total loans was 2.38%, 3.35% and 2.05%, at March 31, 2011, December 31, 2010 and March 31, 2010, respectively. The decline is primarily due to reserves established in prior periods on loans which were charged off during the three months ended March 31, 2011. These charge offs totaled $2.7 million of which $2.2 million was reserved at December 31, 2010.

Nonperforming loans decreased $6.3 million, or 30.9%, to $14.0 million at March 31, 2011 from $20.3 million at December 31, 2010. The largest component of nonperforming loans is residential real estate, which increased $1.0 million, or 10.6%, to $10.8 million at March 31, 2011, or 77.3% of total nonperforming loans, from $9.8 million at December 31, 2010. Nonperforming real estate construction loans decreased $5.1 million, or 89.8%, to $572,000 at March 31, 2011 from $5.6 million at December 31, 2010. In addition, nonperforming commercial real estate loans decreased $2.0 million, or 81.2%, to $464,000 at March 31, 2011 from $2.5 million at December 31, 2010 and now represent 3.3% of total nonperforming loans. Charge-offs, net of recoveries, totaled $2.7 million for the three months ended March 31, 2011 compared to $253,000 for the three months ended March 31, 2010. Management continues to take aggressive actions in identifying and disposing of problem credits.

The amounts of the provision and allowance for loan losses are influenced by a number of factors, including current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. Should the local economic climate continue to deteriorate, borrowers may experience increased difficulties paying off loans and the level of non-performing loans, charge-offs, and delinquencies could continue to rise, which would require us to further increase the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions. Management believes that, based on information available at March 31, 2011, the Bank’s allowance for loan losses was adequate to cover probable incurred losses inherent in its loan portfolio at that time. However, no assurances can be given that the Bank’s level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance will not be necessary if economic or other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance. In addition, the FDIC as an integral part of its examination processes, periodically reviews the Bank’s allowance for loan losses and may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management. The FDIC examines the Bank periodically and, accordingly, as part of this examination the allowance is reviewed utilizing specific guidelines. Based upon its review, the FDIC may accordingly from time to time require reserves in addition to those previously provided.

Noninterest Income

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$100	$129	($29)	(22.48%)
Gain on sale of loans	226	166	60	36.15
Gain on sale of securities	104	—	104	—
Gain on sale of foreclosed assets	18	16	2	12.50
Other non-interest income	261	172	89	51.74

Total non-interest income	$709	$483	$226	46.79

Noninterest income totaled $709,000 and $483,000 for the three months ended March 31, 2011 and 2010, respectively. Gain on sale of loans increased $60,000 to $226,000 for the three months ended March 31, 2011 from $166,000 for the comparable prior year period. Other non-interest income increased $89,000 to $261,000 for the three months ended March 31, 2011 from $172,000 for the three months ended March 31, 2010. This increase is primarily due to rents received on real estate held for investment and other foreclosed assets. In addition, gains on sale securities totaled $104,000 for the three months ended March 31, 2011 compared to zero for the prior year period.

Noninterest Expense

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$1,493	$1,411	$82	5.81%
Net occupancy and equipment expense	350	347	3	0.09
Data processing expense	289	267	22	8.24
Advertising and promotions	51	63	(12)	(19.05)
Professional fees	261	177	84	47.46
FDIC insurance premiums	266	184	82	44.57
Other real estate owned expenses	86	102	(16)	(15.69)
Other operating expenses	300	278	22	7.91

Total non-interest expenses	$3,096	$2,829	$267	9.44

Noninterest expense increased by $267,000 to $3.1 million for the three months ended March 31, 2011 from $2.8 million for the comparable prior year period. Salaries and employee benefits expenses increased by $82,000, or 5.8%, to $1.5 million for the three months ended March 31, 2011. This increase is primarily the result of higher health insurance costs. Professional fees, including legal expenses, increased by $84,000 to $261,000 for the three months ended March 31, 2011. This increase is primarily due to higher legal fees associated with foreclosure actions. In addition, other real estate owned expenses decreased to $86,000 for the three months ended March 31, 2011 compared to $102,000 for the prior year period. Other operating expenses, including occupancy, data processing, and marketing and advertising expenses, increased by a net $13,000, or 1.9%, to $690,000 for the three months ended March 31, 2011 from $677,000 for the prior year period. Of this increase, $22,000 is related to increases in data processing expense, which is primarily due to increased volume of clients utilizing the Bank’s on-line banking product. This increase was partially offset by lower marketing and advertising expenses, which decreased $12,000. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Benefit. Income tax benefit totaled $23,000 for the three months ended March 31, 2011 compared to an income tax benefit of $58,000 for the comparable prior year period.

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2010, which was filed with the U.S. Securities and Exchange Commission on March 31, 2011. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company’s primary source of funds is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is generally restricted under applicable law to net profits in the current year plus those for the previous two years. At March 31, 2011, the Company had liquid assets of $1.1 million.

Contractual Obligations

The following table discloses contractual obligations of the Company as of March 31, 2011:

(Dollars in Thousands)	2011	2012	2013	2014	2015	2016 and after	Total
Federal Home Loan Bank advances	$2,000	$2,000	$4,500	$2,500	$2,000	$—	$13,000
Other borrowing Subordinated debentures	— —	1,300 —	— —	— —	— —	— 3,609	1,300 3,609
Data Processing (1), (2)	436	601	—	—	—	—	1,037

Total	$2,436	$3,901	$4,500	$2,500	$2,000	$3,609	$18,946

(1)	Estimated contract amount based on transaction volume. Actual expense was $712,000 and $590,000 in 2010 and 2009, respectively.
(2)	Contract expires September 30, 2013.

Off-balance-sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see Note 16 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 31, 2011. We currently have no plans to engage in hedging activities in the future. For the year ended December 31, 2010 and for the three months ended March 31, 2011, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Interest Rate Risk

For a discussion of the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity. Based on, among other factors, such reviews, management believes that there have been no material changes in the market risk of the Company’s asset and liability position since December 31, 2010.

ITEM 4(T):	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2010.

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
Dated: May 13, 2011
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Eric J. Wedeen
Eric J. Wedeen
Dated: May 13, 2011
Chief Financial Officer
(Principal Financial Officer)