Form 10-Q
period 2011-06-30
COMMUNITY FINANCIAL SHARES INC
filed 2011-08-12
CIK 1123735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2011
Common Stock, no par value per share	1,245,267 shares

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and due from banks	$4,635	$4,553
Interest-bearing deposits	13,174	27,934

Cash and cash equivalents	17,809	32,487

Interest-bearing time deposits	5,076	4,827
Securities available for sale	49,257	43,175
Loans held for sale	309	1,770
Loans, less allowance for loan losses of $6,604 and $7,679 at June 30, 2011 and December 31, 2010, respectively	212,071	221,607
Foreclosed assets, net	3,626	3,008
Real estate held for investment	4,304	4,318
Prepaid FDIC assessment	1,029	1,506
Federal Home Loan Bank stock	5,398	5,398
Premises and equipment, net	15,279	15,535
Cash value of life insurance	6,059	5,938
Interest receivable and other assets	7,886	7,527

Total assets	$328,103	$347,096

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$291,544	$309,080
Federal Home Loan Bank advances	13,000	13,000
Other borrowings	1,300	1,500
Subordinated debentures	3,609	3,609
Interest payable and other liabilities	2,606	2,152

Total liabilities	312,059	329,341

Commitments and contingent liabilities

Shareholders’ equity
Common stock—no par value, 5,000,000 shares authorized; 1,245,267 shares issued and outstanding	—	—
Preferred stock—$1.00 par value, 1,000,000 shares authorized; 7,319 shares issued and outstanding	7	7
Paid-in capital	11,995	11,954
Retained earnings	3,683	6,046
Accumulated other comprehensive income (loss)	359	(252)

Total shareholders’ equity	16,044	17,755

Total liabilities and shareholders’ equity	$328,103	$347,096

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2011 and 2010

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest and dividend income
Interest and fees on loans	$2,970	$2,922	$5,924	$6,054
Securities:
Taxable	280	307	521	636
Exempt from federal income tax	110	138	222	279
Other interest income	29	21	60	37

Total interest and dividend income	3,389	3,388	6,727	7,006
Interest expense
Deposits	518	746	1,073	1,582
Federal Home Loan Bank advances and other borrowed funds	101	127	201	254
Subordinated debentures	17	17	35	34

Total interest expense	636	890	1,309	1,870

Net interest income	2,753	2,498	5,418	5,136
Provision for loan losses	2,521	4,425	2,694	4,665

Net interest (loss) after provision for loan losses	232	(1,927)	2,724	471
Non-interest income
Service charges on deposit accounts	115	133	215	262
Gain on sale of loans	114	184	341	350
Gain on sale of securities	—	—	104	—
Write-down on other real estate owned	(255)	(185)	(255)	(185)
Gain (loss) on sale of foreclosed assets	(13)	(12)	5	4
Other non-interest income	277	176	537	347

Total non-interest income	238	296	947	778

Non-interest expense
Salaries and employee benefits	1,370	1,310	2,862	2,721
Net occupancy and equipment expense	343	324	693	672
Data processing expense	300	277	588	545
Advertising and promotions	65	71	116	134
Professional fees	254	267	515	444
FDIC insurance premiums	266	186	533	370
Other real estate owned expenses	174	128	260	229
Other operating expenses	314	315	614	591

Total non-interest expense	3,086	2,878	6,181	5,706

Loss before income taxes	(2,616)	(4,509)	(2,510)	(4,457)
Benefit for income taxes	(347)	(1,824)	(370)	(1,882)

Net loss	(2,269)	(2,685)	(2,140)	(2,575)

Preferred stock dividend and accretion	(112)	(110)	(223)	(221)

Net loss available to common shareholders	$(2,381)	$(2,795)	$(2,363)	$(2,796)

Loss per share
Basic	$(1.91)	$(2.24)	$(1.90)	$(2.24)
Diluted	$(1.91)	$(2.24)	$(1.90)	$(2.24)
Average shares outstanding basic	1,245,267	1,245,267	1,245,267	1,245,267
Average shares outstanding diluted	1,245,267	1,245,267	1,245,267	1,245,267
Dividends per share	$0.00	$0.00	$0.00	$0.00

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2011 and 2010

(In thousands, except share and per share data)

(Unaudited)

	Number of Common Shares	Preferred Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2011	1,245,267	$7	$11,954	$6,046	$(252)	$17,755
Net loss	—	—	—	(2,140)	—	(2,140)
Change in unrealized net gain on securities available for sale, net of reclassification adjustment of $104 and tax effects $21	—	—	—	—	611	611

Total comprehensive loss						(1,529)
Preferred stock dividends (5%)	—	—	—	(190)	—	(190)
Discount on preferred stock	—	—	33	(33)	—	—
Stock option expense	—	—	8	—	—	8

Balance at June 30, 2011	1,245,267	$7	$11,995	$3,683	$359	$16,044

Balance at January 1, 2010	1,245,267	$7	$11,877	$11,064	$(241)	$22,707
Net loss	—	—	—	(2,575)	—	(2,575)
Change in unrealized net gain on securities available for sale, net of tax effects	—	—	—	—	495	495

Total comprehensive income						(2,079)
Preferred stock dividends (5%)	—		—	(190)	—	(190)
Discount on preferred stock	—	—	31	(31)	—	—
Stock option expense	—	—	9	—	—	9

Balance at June 30, 2010	1,245,267	$7	$11,917	$8,268	$254	$20,446

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2011 and 2010

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,140)	$(2,575)
Adjustments to reconcile net loss to net cash from operating activities
Amortization on securities, net	76	64
Depreciation	318	328
Provision for loan losses	2,694	4,665
Gain on sale of securities	(104)	—
Write-down on other real estate owned	255	185
Gain on sale of foreclosed assets	(5)	(4)
Gain on sale of loans	(341)	(350)
Originations of loans for sale	(17,648)	(19,253)
Proceeds from sales of loans	17,989	19,603
Compensation cost of stock options	8	9
Change in cash value of life insurance	(120)	(119)
Change in interest receivable and other assets	(872)	(4,625)
Change in interest payable and other liabilities	452	243

Net cash from (used in) operating activities	562	(1,829)
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing time deposits	(249)	(2,370)
Purchases of securities available for sale	(11,511)	(7,504)
Proceeds from maturities and calls of securities available for sale	3,928	11,281
Proceeds from sales of securities available for sale	2,526	—
Proceeds from sale other real estate owned	6,527	1,821
Net change in loans	1,526	(501)
Property and equipment expenditures, net	(62)	(74)

Net cash from investing activities	2,685	2,653
CASH FLOWS FROM FINANCING ACTIVITIES
Change in:
Non-interest bearing and interest bearing demand deposits and savings	(7,097)	11,215
Certificates and other time deposits	(10,438)	(12,855)
Proceeds of borrowings	—	6,500
Repayments of borrowings	(200)	(6,700)
Dividends paid on preferred stock	(190)	(190)

Net cash used in financing activities	(17,925)	(2,030)

Change in cash and cash equivalents	(14,678)	(1,206)

Cash and cash equivalents at beginning of period	32,487	25,848

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,809	$24,642

Supplemental disclosures
Interest paid	$1,254	$2,012
Income taxes paid	—	—
Transfers from loans to foreclosed assets and real estate held for investment	4,053	5,942

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

June 30, 2011 and 2010

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are consistent with those used in the preparation of annual consolidated financial statements. The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management of Community Financial Shares, Inc. (the “Company”), for a fair statement of results for the interim periods presented. Results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period.

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

NOTE 2 – LOSS PER SHARE

The number of shares used to compute basic and diluted loss per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(in thousands)
Net loss	$(2,269)	$(2,685)	$(2,140)	$(2,575)
Less: Accretion of discount on preferred stock	(17)	(15)	(33)	(31)
Dividends on preferred stock	(95)	(95)	(190)	(190)

Loss available to common shareholders	$(2,381)	$(2,795)	$(2,363)	$(2,796)

Weighted Average Shares outstanding	1,245,267	1,245,267	1,245,267	1,245,267
Effect of dilutive securities:
Stock options	—	—	—	—

Shares used to compute diluted loss per share	1,245,267	1,245,267	1,245,267	1,245,267

Loss per share:
Basic	$(1.91)	$(2.24)	$(1.90)	$(2.24)
Diluted	(1.91)	(2.24)	$(1.90)	$(2.24)

There were 32,730 and 36,330 anti-dilutive shares at June 30, 2011 and 2010, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

June 30, 2011 and 2010

NOTE 3 – CAPITAL RATIOS

At the dates indicated, the capital ratios of Community Bank-Wheaton/Glen Ellyn, the Company’s wholly owned subsidiary (the “Bank”), were as follows:

	June 30, 2011		December 31, 2010
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$18,792	7.7%	$21,219	8.6%
Tier I capital (to risk-weighted assets)	15,708	6.5%	18,072	7.3%
Tier I capital (to average assets)	15,708	4.9%	18,072	5.4%

At June 30, 2011, regulatory approval is required for all dividend declarations by both the Bank and the Company.

On January 21, 2011, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order with the FDIC and IDFPR, whereby the Bank consented to the issuance of a Consent Order (the “Order”) by the FDIC and IDFPR, without admitting or denying that grounds exist for the FDIC and IDFPR to initiate an administrative proceeding against the Bank. The Order requires the Bank to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets within 120 days. At June 30, 2011, these capital ratios were 4.9% and 7.7%, respectively. The Bank is actively working to comply with these new requirements, which may require us to raise capital. Our ability to raise any additional capital is contingent on the current capital markets and on our financial performance.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The fair value of securities available for sale at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U. S. government agencies	$17,044	$57	$(9)
State and political subdivisions	13,254	272	(128)
Mortgage-backed securities – Government sponsored entities (GSE) residential	18,625	360	—
Preferred stock	49	34	—
SBA guaranteed	285	1	(2)

	$49,257	$724	$(139)

	December 31, 2010
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U. S. government agencies	$11,801	$13	$(216)
State and political subdivisions	12,868	173	(470)
Mortgage-backed securities – GSE residential	18,198	248	(154)
Preferred stock	11	—	(3)
SBA guaranteed	297	—	(3)

	$43,175	$434	$(846)

Securities classified as U. S. government agencies include notes issued by government-sponsored enterprises such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank. The SBA-guaranteed securities are pools of loans guaranteed by the Small Business Administration.

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010:

	June 30, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$3,987	$(9)	$—	$—	$3,987	$(9)
State and political subdivisions	3,934	(80)	1,080	(48)	5,014	(128)
SBA guaranteed	—	—	239	(2)	239	(2)

Total temporarily impaired securities	$7,921	$(89)	$1,319	$(50)	$9,240	$(139)

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$7,788	$(216)	$—	$—	$7,788	$(216)
State and political subdivisions	8,411	(365)	1,568	(105)	9,979	(470)
Mortgage-backed securities – GSE residential	9,002	(154)	—	—	9,002	(154)
Preferred stock	11	(3)	—	—	11	(3)
SBA guaranteed	136	(1)	113	(2)	249	(3)

Total temporarily impaired securities	$25,348	$(739)	$1,681	$(107)	$27,029	$(846)

U.S. Government Agencies, State and Political Subdivisions, and Mortgage-backed securities

The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies, state and political subdivisions and mortgage-backed securities were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2011.

Unrealized gains and losses within the investment portfolio are determined to be temporary. The Company has performed an evaluation of its investments for other than temporary impairment and there was no impairment identified during the second quarter of 2011. The entire portfolio is classified as available for sale, however, management has no specific intent to sell any securities, and it is more likely than not that the Company will not have to sell any security before recovery of its amortized cost basis.

The fair values of securities available for sale at June 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$67	$68
Due after one year through five years	623	660
Due after five years through ten years	10,770	10,834
Due after ten years	18,645	18,736

Mortgage-backed securities	18,265	18,625
Preferred stock	15	49
SBA guaranteed	287	285

	$48,672	$49,257

Securities with a carrying value of approximately $23.0 million at June 30, 2011 were pledged to secure public deposits, Federal Home Loan Bank advances and for other purposes as required or permitted by law.

Sales activities for securities for the three and six months ended June 30, 2011 and 2010 is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Sales proceeds	$—	$—	$2,526	$—
Gross gains on sales	—	—	104	—

NOTE 5 – LOANS

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

Loans consisted of the following at June 30, 2011 and December 31, 2010, respectively:

	June 30, 2011	December 31, 2010
Real estate
Commercial	$94,693	$94,356
Construction	7,519	15,435
Residential	25,339	25,964
Home equity	62,730	66,243

Total real estate loans	190,281	201,998
Commercial	26,677	25,572
Consumer	1,416	1,399

Total loans	218,374	228,969
Deferred loan costs, net	301	317
Allowance for loan losses	(6,604)	(7,679)

Loans, net	$212,071	$221,607

The risk characteristics of each loan portfolio segment are as follows:

Commercial

Commercial loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial Real Estate

These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.

Construction

Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based on estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Residential and Consumer

With respect to residential loans that are secured by one-to-four family residences and are generally owner occupied, the Company generally establishes a maximum loan-to-value ratio and may require private mortgage insurance if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in one-to-four family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans are unsecured such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Policy for charging off loans:

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral.

Consistent with regulatory guidance, charge-offs on all loan segments are taken when specific loans, or portions thereof, are considered uncollectible. The Company’s policy is to promptly charge these loans off in the period the uncollectible loss is reasonably determined.

For all loan portfolio segments except one-to-four family residential loans and consumer loans, the Company promptly charges-off loans, or portions thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations. For impaired loans that are considered to be solely collateral dependent, a partial charge-off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.

The Company charges-off one-to-four family residential and consumer loans, or portions thereof, when the Company reasonably determines the amount of the loss. The Company adheres to timeframes established by applicable regulatory guidance which provides for the charge-down of one-to-four family first and junior lien mortgages to the net realizable value less costs to sell when the loan is 180 days past due, charge-off of unsecured open-end loans when the loan is 180 days past due, and charge down to the net realizable value when other secured loans are 120 days past due. Loans at these respective delinquency thresholds for which the Company can clearly document that the loan is both well-secured and in the process of collection, such that collection will occur regardless of delinquency status, need not be charged off.

Policy for determining delinquency:

The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date.

Period utilized for determining historical loss factors:

The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the prior three years. Management believes the three year historical loss experience methodology is appropriate in the current economic environment, as it captures loss rates that are comparable to the current period being analyzed.

Policy for recognizing interest income on impaired loans:

Interest income on loans individually classified as impaired is recognized on a cash basis after all past due and current principal payments have been made.

Policy for recognizing interest income on non-accrual loans:

Subsequent payments on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.

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

The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2011	$3,353
New loans including renewals	1
Payments, etc., including renewals	(39)

Balances, June 30, 2011	$3,315

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the six months ended June 30, 2011:

	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Unallocated	Total	2010
Balance at beginning of period	$791	$1,200	$3,877	$19	$661	$838	$293	$7,679	$4,812
Provision for loan losses	(25)	1,774	467	(3)	267	507	(293)	2,694	4,665
Charge-offs	(109)	(194)	(2,801)	—	(139)	(530)	—	(3,773)	(5,122)
Recoveries	1	—	—	3	—	—	—	4	19

Balance at end of period	$658	$2,780	$1,543	$19	$789	$815	$—	$6,604	$4,374

Ending balance: individually evaluated for impairment	$—	$1,698	$1,450	$—	$526	$449	$—	$4,123

Ending balance: collectively evaluated for impairment	$658	$1,082	$93	$19	$263	$366	$—	$2,481

Total Loans:
Ending balance	$26,677	$94,693	$7,519	$1,416	$25,339	$62,730	$—	$218,374

Ending balance: individually evaluated for impairment	$—	$5,841	$2,722	$—	$7,967	$1,777	$—	$18,307

Ending balance: collectively evaluated for impairment	$26,677	$88,852	$4,797	$1,416	$17,372	$60,953	$—	$200,067

The following table presents the changes in the allowance for loan losses for the three months ended June 30, 2011:

	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Unallocated	Total	2010
Balance at beginning of period	$653	$1,889	$1,107	$19	$482	$1,024	$16	$5,190	$4,799
Provision for loan losses	3	1,085	895	—	319	235	(16)	2,521	4,425
Charge-offs	—	(194)	(459)	—	(12)	(443)	—	(1,108)	(4,853)
Recoveries	—	—	—	1	—	—	—	1	3

Balance at end of period	$656	$2,780	$1,543	$20	$789	$816	$—	$6,604	$4,374

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2010:

	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Unallocated	Total
Balance at beginning of period	$762	$2,245	$619	$24	$770	$390	$2	$4,812
Provision for loan losses	1,287	(589)	6,342	(7)	(2)	1,018	291	8,340
Charge-offs	(1,280)	(456)	(3,084)	(15)	(107)	(570)	—	(5,512)
Recoveries	22	—	—	17	—	—	—	39

Balance at end of period	$791	$1,200	$3,877	$19	$661	$838	$293	$7,679

Ending balance: individually evaluated for impairment	$109	$315	$3,647	$—	$387	$469	$—	$4,927

Ending balance: collectively evaluated for impairment	$682	$885	$230	$19	$274	$369	$293	$2,752

Total Loans:
Ending balance	$25,572	$94,356	$15,435	$1,399	$25,964	$66,243	$—	$228,969

Ending balance: individually evaluated for impairment	$351	$5,707	$11,189	$—	$6,928	$2,174	$—	$26,349

Ending balance: collectively evaluated for impairment	$25,221	$88,649	$4,246	$1,399	$19,036	$64,069	$—	$202,620

The following table summarizes the Company’s nonaccrual loans by class at June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010
Commercial and industrial	$—	$351
Real estate loans:
Construction	2,722	9,789
Commercial and farm land	—	1,052
Residential mortgage	8,008	6,928
Home equity	1,736	2,174

Total	$12,466	$20,294

The following table presents impaired loans as of June 30, 2011:

				Three Months Ended		Six Months Ended
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—	$—	$—
Construction	572	1,323	—	572	—	572	—
Residential	2,565	2,576	—	2,576	—	2,578	—
HELOC	525	525	—	526	—	523	1

Subtotal	$3,662	$4,424	$—	$3,674	$—	$3,673	$1

With an allowance recorded:
Commercial real estate	$5,841	$5,841	$1,698	$4,563	$76	$4,182	$117
Construction	2,150	2,150	1,450	2,150	—	2,150	—
Residential	5,403	5,403	526	5,400	15	5,400	34
HELOC	1,251	1,252	449	1,254	4	1,256	4

Subtotal	$14,645	$14,646	$4,123	$13,367	$95	$12,988	$155

Total Impaired Loans	$18,307	$19,070	$4,123	$17,041	$95	$16,661	$156

The following table presents impaired loans as of December 31, 2010:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
With no related allowance recorded:
Commercial	$109	$109	$—
Commercial real estate	464	464	—
Construction	572	1,323	—
Residential	2,588	2,588	—
HELOC	636	636	—

Subtotal	$4,369	$5,120	$—

With an allowance recorded:
Commercial	$242	$242	$109
Commercial real estate	5,243	5,243	315
Construction	10,617	12,440	3,647
Residential	4,340	4,340	387
HELOC	1,538	1,679	469

Subtotal	$21,980	$23,944	$4,927

Total Impaired Loans	$26,349	$29,064	$4,927

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

The following tables summarize credit quality of the Company at June 30, 2011 and December 31, 2010:

	June 30, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss	Total	Nonperforming
Commercial and industrial	$25,039	$949	$689	$—	$—	$26,677	$—
Real estate loans:
Construction	3,741	—	3,778	—	—	7,519	2,722
Commercial real estate	85,447	3,405	5,841	—	—	94,693	—
Residential mortgage	14,049	2,110	9,180	—	—	25,339	8,008
Home equity	59,119	530	3,081	—	—	62,730	1,736
Individuals loans for household and other personal expenditures	1,416	—	—	—	—	1,416	—

Total	$188,811	$6,994	$22,569	$—	$—	$218,374	$12,466

	December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Loss	Total	Nonperforming
Commercial and industrial	$22,241	$2,238	$1,093	$—	$—	$25,572	$351
Real estate loans:
Construction	2,077	773	12,585	—	—	15,435	9,789
Commercial real estate	85,412	3,203	5,741	—	—	94,356	1,052
Residential mortgage	14,685	1,285	9,994	—	—	25,964	6,928
Home equity	62,635	526	3,082	—	—	66,243	2,174
Individuals loans for household and other personal expenditures	1,399	—	—	—	—	1,399	—

Total	$188,449	$8,025	$32,495	$—	$—	$228,969	$20,294

The following tables summarize past due aging of the Company’s loan portfolio at June 30, 2011 and December 31, 2010:

	June 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial and industrial	$—	$—	$—	$—	$26,677	$26,677	$—
Real estate loans:
Construction	—	—	2,722	2,722	4,797	7,519	—
Commercial real estate	920	2,039	—	2,959	91,734	94,693	—
Residential mortgage	19	27	8,008	8,054	17,286	25,339	—
Home equity	1,192	131	1,736	3,059	59,671	62,730	—
Individuals loans for household and other personal expenditures	—	7	—	7	1,409	1,416	—

Total	$2,131	$2,204	$12,466	$16,801	$201,574	$218,374	$—

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial and industrial	$—	$—	$351	$351	$25,221	$25,572	$—
Real estate loans:
Construction	1,154	—	9,789	10,943	4,492	15,435	—
Commercial real estate	1,958	—	1,052	3,010	91,346	94,356	—
Residential mortgage	104	168	6,928	7,200	18,764	25,964	—
Home equity	687	298	2,174	3,159	63,084	66,243	—
Individuals loans for household and other personal expenditures	12	—	—	12	1,387	1,399	—

Total	$3,915	$466	$20,294	$24,675	$204,294	$228,969	$—

NOTE 6 – OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes for the six months ended June 30, 2011 and 2010 were as follows:

	2011	2010
Net unrealized gains on securities available for sale	$736	$529
Less reclassification adjustment for realized gains included in income	(104)	—

Other comprehensive gain, before tax effect	632	529
Tax expense	21	34

Other comprehensive income	$611	$495

NOTE 7 – DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

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

Available-for-sale Securities

If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 1 security includes preferred stock. Level 2 securities include certain collateralized mortgage and debt obligations, municipal securities, U.S. government agencies and SBA securities. Third party vendors compile prices from various sources and may apply such techniques as matrix pricing to determine the value of identical or similar investment securities (Level 2). Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather on the investment securities’ relationship to other benchmark quoted investment securities. The following tables are as of June 30, 2011 and December 31, 2010, respectively:

		At June 30, 2011
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. government agencies	$17,044	$—	$17,044	$—
State and political subdivisions	13,254	—	13,254	—
Mortgage-backed securities – GSE residential	18,625	—	18,625	—
Preferred stock	49	49	—	—
SBA guaranteed	285	—	285	—

Total available for sale securities	$49,257	$49	$49,208	$—

		At December 31, 2010
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. government agencies	$11,801	$—	$11,801	$—
State and political subdivisions	12,868	—	12,868	—
Mortgage-backed securities – GSE residential	18,198	—	18,198	—
Preferred stock	11	11	—	—
SBA guaranteed	297	—	297	—

Total available for sale securities	$43,175	$11	$43,164	$—

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying June 30, 2011 and December 31, 2010 balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

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

Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method. The following tables are as of June 30, 2011 and December 31, 2010, respectively:

		At June 30, 2011
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Impaired loans	$18,307	—	—	$18,307

		At December 31, 2010
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Impaired loans	$11,587	—	—	$11,587

The carrying amount and estimated fair value of financial instruments at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$17,809	$17,809	$32,487	$32,487
Interest bearing time deposits	5,076	5,076	4,827	4,827
Securities available for sale	49,527	49,527	43,175	43,175
Loans held for sale	309	309	1,770	1,770
Loans receivable, net	212,071	211,838	221,607	224,054
Federal Home Loan Bank stock	5,398	5,398	5,398	5,398
Interest receivable	1,187	1,187	1,116	1,116
Financial liabilities
Deposits	291,544	293,453	309,080	309,575
Federal Home Loan Bank advances	13,000	13,359	13,000	12,929
Other borrowings	1,300	1,300	1,500	1,500
Subordinated debentures	3,609	1,152	3,609	1,163
Interest payable	232	232	245	245

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

NOTE 8 – TARP CAPITAL PURCHASE PROGRAM

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

The Securities Purchase Agreement also subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (EESA), as modified by the American Recovery and Reinvestment Act of 2009. The Company will take all necessary action to ensure that its benefit plans with respect to senior executive officers continue to comply with Section 111(b) of the EESA and has agreed to not adopt any benefit plans with respect to, or which cover, its senior executive officers that do not comply with the EESA, and the applicable executives have consented to the foregoing.

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

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 clarifies the guidance in ASC 310-40 Receivables: Troubled Debt Restructurings by Creditors. Creditors are required to identify a restructuring as a troubled debt restructuring if the restructuring constitutes a concession and the debtor is experiencing financial difficulties. ASU 2011-02 clarifies guidance on whether a creditor has granted a concession and clarifies the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. In addition, ASU 2011-02 also precludes the creditor from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. The effective date of ASU 2011-2 for public entities is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. If, as a result of adoption, an entity identifies newly impaired receivables, an entity should apply the amendments for purposes of measuring impairment prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company is currently evaluating the effect of this standard on the Company’s financial statements.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income. In June, 2011 FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recency of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

NOTE 10 – INCOME TAXES

The provision for income taxes represents income tax expense (benefit) calculated using estimated annualized rates on taxable income or loss generated during the respective periods. During the three months ended June 30, 2011, the Company incurred a net loss due to continued elevated provision expense as a result of declining collateral values. Due to these recent losses, the Company was unable to ascertain it would generate sufficient taxable income combined with available tax strategies to fully realize its deferred tax assets in the near term and therefore, established a deferred tax valuation allowance of $767,000 during the three months ended June 30, 2011.

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

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

Total assets at June 30, 2011 were $328.1 million, which represented a decrease of $19.0 million, or 5.5%, compared to $347.1 million at December 31, 2010. The decrease in total assets was primarily due to decreases in loans receivable and cash and cash equivalents. These decreases were partially offset by increases in investment securities and other real estate owned. Loans receivable decreased $9.5 million, or 4.3%, to $212.1 million at June 30, 2011 from $221.6 million at December 31, 2010 and cash and cash equivalents decreased $14.7 million, or 45.2%, to $17.8 million at June 30, 2011 from $32.5 million at December 31, 2010. Investment securities increased

$6.1 million, or 14.1%, to $49.3 million at June 30, 2011 from $43.2 million at December 31, 2010. Interest-bearing time deposits increased $249,000 to $5.1 million at June 30, 2011 from $4.8 million at December 31, 2010. Other real estate owned increased $618,000, or 20.6%, to $3.6 million at June 30, 2011 from $3.0 million at December 31, 2010. The decrease in loans and increase in other real estate owned during the six months ended June 30, 2011 is partially due to the Bank taking possession of five properties totaling $4.1 million through foreclosure and transferring them to other real estate owned. Included in other real estate owned at June 30, 2011 are two one-to-four family residences, a mixed-use commercial/residential property, two commercial properties and one small parcel of land. In addition, the decrease in loans receivable was partially due to the write-off of $3.8 million in balances. These write-downs were primarily due to the recognition of decreases in valuations on a portion of the Bank’s nonperforming commercial real estate loans.

Total liabilities at June 30, 2011 were $312.1 million, which represented a decrease of $17.3 million, or 5.3%, compared to $329.3 million at December 31, 2010. Deposits decreased $17.5 million, or 5.7%, to $291.5 million at June 30, 2011 from $309.1 million at December 31, 2010. The decrease in deposits is partially due to the Bank’s inability to renew certificates of deposit under the CDARS program as a result of the outstanding Consent Order. This decrease in deposits primarily consists of decreases in: (1) interest bearing demand deposit accounts of $6.9 million, or 8.6%, to $73.4 million at June 30, 2011 from $80.3 million at December 31, 2010; (2) certificates of deposit of $10.4 million, or 9.5%, to $99.0 million at June 30, 2011 from $109.4 million at December 31, 2010; and (3) noninterest-bearing deposit accounts of $2.6 million, or 7.8%, to $31.4 million at June 30, 2011 from $34.0 million at December 31, 2010. These decreases were partially offset by an increase in regular savings accounts of $2.7 million, or 5.3%, to $53.5 million at June 30, 2011 from $50.8 million at December 31, 2010. The percentage of regular savings accounts to total deposits increased to 18.5% at June 30, 2011 from 16.4% at December 31, 2010 and the percentage of certificates of deposit to total deposits decreased to 33.9% at June 30, 2011 from 35.4% at December 31, 2010. Borrowed money, consisting of Federal Home Loan Bank advances and other borrowings, decreased $200,000, or 1.4%, to $14.3 million at June 30, 2011 from $14.5 million at December 31, 2010.

Stockholders’ equity decreased $1.7 million, or 9.6%, to 16.0 million at June 30, 2011 from $17.8 million at December 31, 2010. The decrease in stockholders’ equity was primarily due to the Company’s net loss for the six months ended June 30, 2011 partially offset by an increase of $611,000 in the Company’s accumulated other comprehensive loss relating to the change in fair value of its available-for-sale investment portfolio. As of June 30, 2011 there were 1,245,267 shares of Company common stock outstanding, resulting in a book value of $12.88 and a tangible book value of $7.29 per share at that date.

	June 30, 2011	December 31, 2010
Tangible book value per share:
Total capital	$16,044	$17,755
Less: Preferred equity	6,970	6,970

Tangible common equity	$9,074	$10,785

Outstanding common shares	1,245,267	1,245,267
Tangible book value per share	$7.29	$8.66

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

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010

General. The Company’s net loss improved $416,000 to $2.3 million for the three months ended June 30, 2011, from $2.7 million for the three months ended June 30, 2010. Due to the effect of preferred stock dividends, net loss available to common shareholders totaled $2.4 million for the three months ended June 30, 2011. This represents a basic and diluted loss per share of $1.91 for the three months ended June 30, 2011 compared to a basic and diluted loss per share of $2.24 for the three months ended June 30, 2010. The improvement in net loss during the second quarter of 2011 is the result of the combined effect of a $255,000 increase in net interest income, a $58,000 decrease in noninterest income, a $208,000 increase in noninterest expense and a $1.9 million decrease in provision for loan losses. In addition, management determined that realization of a portion of the Company’s deferred tax asset was more likely than not to occur. As a result, the Company incurred a non-cash income tax expense of $767,000 related to a valuation allowance on deferred tax assets in the second quarter of 2011.

Net interest income. The following table summarizes interest and dividend income and interest expense for the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$2,970	$2,922	$48	1.64%
Securities:
Taxable	280	307	(27)	(8.80)
Exempt from federal tax	110	138	(28)	(20.29)
Other interest income	29	21	8	38.10

Total interest and dividend income	3,389	3,388	1	0.03

Interest expense:
Deposits	518	746	(228)	(30.56)
Federal Home Loan Bank advances and other borrowings	101	127	(26)	(20.47)
Subordinated debentures	17	17	—	—

Total interest expense	636	890	(254)	(28.54)

Net interest income	$2,753	$2,498	$255	10.21

The following table summarizes average balances and annualized average yields or costs for the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011			2010
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Taxable securities	$39,420	$280	2.84%	$32,110	$307	3.83%
Tax-exempt securities	10,102	110	4.37	12,743	138	4.34
Loan receivables	216,988	2,970	5.49	233,579	2,922	5.02
Interest-bearing deposits	21,122	28	0.55	22,140	21	0.38
FHLB stock	5,398	1	0.10	5,398	—	0.00

Total interest-earning assets	293,030	3,389	4.64	305,970	3,388	4.44

Interest-bearing liabilities:
NOW accounts	73,903	68	0.37	77,069	119	0.62
Regular savings	53,132	52	0.39	44,355	63	0.57
Money market accounts	34,971	57	0.66	36,068	58	0.64
Certificates of deposit	101,399	341	1.35	111,202	506	1.83
FHLB advances and other	14,300	101	2.84	14,699	127	3.46
Subordinated debentures	3,609	17	1.88	3,609	17	1.88

Total interest-bearing liabilities	$281,314	636	0.91	$287,002	890	1.24

Net interest income		$2,753			$2,498

Net interest spread			3.73%			3.20%

Net interest income to average interest-earning assets			3.77%			3.27%

Interest Income. Interest income remained unchanged at $3.4 million for the three months ended June 30, 2011 and for the three months ended June 30, 2010. The average yield on earning assets increased 20 basis points to 4.64% for the three months ended June 30, 2011 from 4.44% for the comparable prior year period. This increase was offset by a $12.9 million decrease in interest-earning assets to $293.0 million for the three months ended June 30, 2011 from $306.0 million for the prior year period.

Interest and fees on loans increased $48,000, or 1.6%, to $3.0 million for the three months ended June 30, 2011, compared to $2.9 million for the comparable prior year period. This increase resulted from an increase in the average loan yield of 47 basis points to 5.49% for the three months ended June 30, 2011 from 5.02% for the comparable prior year period. In addition, there was a decrease in the average balance of loans of $16.6 million to $217.0 million for the three months ended June 30, 2011 from $233.6 million for the comparable prior year period. Interest on taxable securities decreased $27,000 for the three months ended June 30, 2011 compared to the comparable prior year period. This decrease is primarily due to a decrease in the average yield on taxable securities of 99 basis points to 2.84% for the three months ended June 30, 2011 from 3.83% for the comparable prior year period. This decrease was partially offset by an increase in the average balance of taxable securities of $7.3 million to $39.4 million for the three months ended June 30, 2011 from $32.1 million for the three months ended June 30, 2010.

Interest Expense. Interest expense decreased by $254,000, or 28.5%, to $636,000 for the three months ended June 30, 2011, from $890,000 for the three months ended June 30, 2010. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities of 33 basis points to 0.91% for the three months ended June 30, 2011 from 1.24% for the comparable prior year period. This decrease is primarily due a decrease in overall market rates. In addition, the average balance of interest bearing liabilities decreased $5.7 million to $281.3 million for the three months ended June 30, 2011 from $287.0 million for the comparable prior year period. Interest expense resulting from Federal Home Loan Bank advances, subordinated debentures and other borrowings decreased $26,000 during the three months ended June 30, 2011. The average balance on these borrowings decreased $399,000 to $14.3 million for the three months ended June 30, 2011 from $14.7 million for the comparable prior year period. In addition, there was a decrease in the average cost on these borrowings of 62 basis points to 2.84% for the three months ended June 30, 2011 from 3.46% for the comparable period in 2010.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses increased $255,000, or 10.2%, to $2.8 million for the three months ended June 30, 2011 compared to $2.5 million for the comparable period in 2010. The Company’s net interest margin expressed as a percentage of average earning assets increased to 3.77% for the three months ended June 30, 2011 as compared to 3.27% for the three months ended June 30, 2010. The yield on average earning assets increased 20 basis points to 4.64% for the three months ended June 30, 2011 from 4.44% for the comparable period ended June 30, 2010. The yield on average loans increased to 5.49% for the three months ended June 30, 2011 from 5.02% for the three months ended June 30, 2010. In addition, there was a 33 basis point decrease in the cost of average interest-bearing liabilities to 0.91% for the three months ended June 30, 2011 as compared to 1.24% for the comparable 2010 period.

Provision for Loan Losses. The Bank’s provision for loan losses decreased to $2.5 million for the three months ended June 30, 2011 from $4.4 million for the comparable period in 2010. The $1.9 million decrease in the provision was the result of management’s quarterly analysis of the allowance for loan loss. At June 30, 2011, December 31, 2010 and June 30, 2010, nonperforming loans totaled $12.5 million, $20.3 million and $21.6 million, respectively. At June 30, 2011, the ratio of the allowance for loan losses to nonperforming loans was 53.0% compared to 37.8% at December 31, 2010 and 20.3% at June 30, 2010. The ratio of the allowance to total loans was 3.02%, 3.35% and 1.90%, at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.

Nonperforming loans decreased $7.8 million, or 38.6%, to $12.5 million at June 30, 2011 from $20.3 million at December 31, 2010. The largest component of nonperforming loans is residential real estate, which increased $642,000, or 7.1%, to $9.7 million at June 30, 2011, or 78.2% of total nonperforming loans, from $9.1 million at December 31, 2010. Nonperforming real estate construction loans decreased $7.1 million, or 72.2%, to $2.7 million at June 30, 2011 from $9.8 million at December 31, 2010. In addition, nonperforming commercial real estate loans decreased $1.1 million, or 100.0%, to zero at June 30, 2011 from $1.1 million at December 31, 2010. Charge-offs, net of recoveries, totaled $1.1 million for the three months ended June 30, 2011 compared to $4.9 million for the three months ended June 30, 2010. Management continues to take aggressive actions in identifying and disposing of problem credits.

The amounts of the provision and allowance for loan losses are influenced by a number of factors, including current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. Should the local economic climate continue to deteriorate, borrowers may experience increased difficulties paying off loans and the level of non-performing loans, charge-offs, and delinquencies could continue to rise, which would require us to further increase the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions. Management believes that, based on information available at June 30, 2011, the Bank’s allowance for loan losses was adequate to cover probable incurred losses inherent in its loan portfolio at that time. However, no assurances can be given that the Bank’s level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance will not be necessary if economic or other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance. In addition, the FDIC as an integral part of its examination processes, periodically reviews the Bank’s allowance for loan losses and may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management. The FDIC examines the Bank periodically and, accordingly, as part of this examination the allowance is reviewed utilizing specific guidelines. Based upon its review, the FDIC may accordingly from time to time require reserves in addition to those previously provided.

Noninterest Income

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$115	$133	$(18)	(13.53%)
Gain on sale of loans	114	184	(70)	(38.04)
Write-down on other real estate owned	(255)	(185)	(70)	(37.84)
Loss on sale of foreclosed assets	(13)	(12)	(1)	(8.33)
Other non-interest income	277	176	101	57.39

Total non-interest income	$238	$296	$(58)	(19.60)

Noninterest income totaled $238,000 and $296,000 for the three months ended June 30, 2011 and 2010, respectively. Gain on sale of loans decreased $70,000 to $114,000 for the three months ended June 30, 2011 from $184,000 for the comparable prior year period. Other non-interest income increased $101,000 to $277,000 for the three months ended June 30, 2011 from $176,000 for the three months ended June 30, 2010. This increase is primarily due to rents received on real estate held for investment and other foreclosed assets. In addition, write-downs on other real estate owned increased $70,000 to $255,000 for the three months ended June 30, 2011 from $185,000 for the comparable prior year period.

Noninterest Expense

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$1,370	$1,310	$60	4.58%
Net occupancy and equipment expense	343	324	19	5.86
Data processing expense	300	277	23	8.30
Advertising and promotions	65	71	(6)	(8.45)
Professional fees	254	267	(13)	(4.87)
FDIC insurance premiums	266	186	80	43.01
Other real estate owned expenses	174	128	46	35.94
Other operating expenses	314	315	(1)	(0.32)

Total non-interest expenses	$3,086	$2,878	$208	7.23

Noninterest expense increased by $208,000 to $3.1 million for the three months ended June 30, 2011 from $2.9 million for the comparable prior year period. Salaries and employee benefits expenses increased by $60,000, or 4.6%, to $1.4 million for the three months ended June 30, 2011. This increase is primarily the result of higher health insurance costs. Professional fees, including legal expenses, decreased by $13,000 to $254,000 for the three months ended June 30, 2011. In addition, other real estate owned expenses increased to $174,000 for the three months ended June 30, 2011 compared to $128,000 for the prior year period. Other operating expenses, including occupancy, data processing, and marketing and advertising expenses, increased by a net $36,000, or 5.4%, to $708,000 for the three months ended June 30, 2011 from $672,000 for the prior year period. Of this increase, $23,000 is related to increases in data processing expense, which is primarily due to increased volume of clients utilizing the Bank’s on-line banking product. This increase was partially offset by lower marketing and advertising expenses, which decreased $6,000. Finally, FDIC insurance premiums increased by $80,000, or 43.0%, to $266,000 for the three months ended June 30, 2011 compared to $186,000 for the prior year period. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Benefit. The Company recorded an income tax benefit of $347,000 for the three months ended June 30, 2011, despite a $2.6 million pre-tax loss during that period due to the establishment of a valuation allowance against a portion of the Company’s deferred tax assets. Under generally accepted accounting principles, income tax benefits and the related tax assets are only allowed to be recognized if they will more likely than not be fully utilized. In each future accounting period, the Company’s management will consider both positive and negative evidence when considering the ability of the Company to utilize its net deferred tax asset. Any subsequent reduction in the valuation allowance would lower the amount of income tax expense recognized in the Company’s consolidated statements of operations in future periods. However, if operating losses continue into the future, there can be no guarantee that an additional valuation allowance against the deferred tax assets will be necessary. Income tax benefit totaled $1.8 million for the three months ended June 30, 2010.

Comparison of Operating Results for the Six Months Ended June 30, 2011 and 2010

General. The Company’s net loss improved $435,000 to $2.1 million for the six months ended June 30, 2011, from $2.6 million for the six months ended June 30, 2010. Due to the effect of preferred stock dividends, net loss available to common shareholders totaled $2.4 million for the six months ended June 30, 2011. This represents a basic and diluted loss per share of $1.90 for the six months ended June 30, 2011 compared to a basic and diluted loss per share of $2.24 for the six months ended June 30, 2010. The improvement in net loss during the six months ended June 30, 2011 is the result of the combined effect of a $282,000 increase in net interest income, a $169,000 increase in noninterest income, a $475,000 increase in noninterest expense and a $2.0 million decrease in provision for loan losses. In addition, management determined that realization of a portion of the Company’s deferred tax asset was more likely than not to occur. As a result, the Company incurred a non-cash income tax expense of $767,000 related to a valuation allowance on deferred tax assets in the second quarter of 2011.

Net interest income. The following table summarizes interest and dividend income and interest expense for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$5,924	$6,054	$(130)	(2.15%)
Securities:
Taxable	521	636	(115)	(18.08)
Exempt from federal tax	222	279	(57)	(20.43)
Other interest income	60	37	23	62.16

Total interest and dividend income	6,727	7,006	(279)	(3.98)

Interest expense:
Deposits	1,073	1,582	(509)	(32.17)
Federal Home Loan Bank advances and other borrowings	201	254	(53)	(20.87)
Subordinated debentures	35	34	1	2.94

Total interest expense	1,309	1,870	(561)	(30.00)

Net interest income	$5,418	$5,136	$282	5.49

The following table summarizes average balances and annualized average yields or costs for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,
	2011			2010
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Taxable securities	$38,072	$521	2.76%	$32,112	$636	3.99%
Tax-exempt securities	10,108	222	4.42	12,869	279	4.38
Loan receivables	220,809	5,924	5.41	234,877	6,054	5.20
Interest-bearing deposits	23,153	57	0.53	21,357	37	0.35
FHLB stock	5,398	3	0.10	5,398	—	0.00

Total interest-earning assets	297,540	6,727	4.56	306,613	7,006	4.61

Interest-bearing liabilities:
NOW accounts	75,022	146	0.39	76,776	245	0.64
Regular savings	52,584	106	0.41	38,501	98	0.51
Money market accounts	34,932	114	0.66	38,003	122	0.65
Certificates of deposit	104,281	707	1.37	114,372	1,117	1.97
FHLB advances and other	14,366	201	2.82	14,749	254	3.48
Subordinated debentures	3,609	35	1.95	3,609	34	1.88

Total interest-bearing deposits	$284,794	1,309	0.93	$286,010	1,870	1.32

Net interest income		$5,418			$5,136

Net interest spread			3.63%			3.29%

Net interest income to average interest-earning assets			3.67%			3.38%

Interest Income. Interest income decreased $279,000, or 4.0%, to $6.7 million for the six months ended June 30, 2011, compared to $7.0 million for the comparable prior year period. The average yield on earning assets decreased 5 basis points to 4.56% for the six months ended June 30, 2011 from 4.61% for the comparable prior year period. In addition, average interest-earning assets decreased $9.1 million to $297.5 million for the six months ended June 30, 2011 compared to $306.6 million for the six months ended June 30, 2010.

Interest and fees on loans decreased $130,000, or 2.2%, to $5.9 million for the six months ended June 30, 2011, compared to $6.1 million for the comparable prior year period. This decrease resulted from a decrease in the average balance of loans of $14.1 million to $220.8 million for the six months ended June 30, 2011 from $234.9 million for the comparable prior year period. Partially offsetting this decrease was an increase in the average yield on loans of 21 basis points to 5.41% for the six months ended June 30, 2011 from 5.20% for the comparable prior year period. Interest on taxable securities decreased $115,000 for the six months ended June 30, 2011 compared to the comparable prior year period. This decrease is primarily due to a decrease in the average yield on taxable securities of 123 basis points to 2.76% for the six months ended June 30, 2011 from 3.99% for the comparable prior year period. This decrease was partially offset by an increase in the average balance of taxable securities of $6.0 million to $38.1 million for the six months ended June 30, 2011 from $32.1 million for the six months ended June 30, 2010.

Interest Expense. Interest expense decreased by $561,000, or 30.0%, to $1.3 million for the six months ended June 30, 2011, from $1.9 million for the six months ended June 30, 2010. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities of 39 basis points to 0.93% for the six months ended June 30, 2011 from 1.32% for the comparable prior year period. In addition, the average balance of interest bearing liabilities decreased $1.2 million to $284.8 million for the six months ended June 30, 2011 from $286.0 million for the comparable prior year period. Interest expense resulting from Federal Home Loan Bank advances, subordinated debentures and other borrowings decreased $53,000 during the six months ended June 30, 2011. The average balance on these borrowings decreased $383,000 to $14.4 million for the six months ended June 30, 2011 from $14.7 million for the comparable prior year period. In addition, there was a decrease in the average cost on these borrowings of 66 basis points to 2.82% for the six months ended June 30, 2011 from 3.48% for the comparable period in 2010.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses increased $282,000, or 5.5%, to $5.4 million for the six months ended June 30, 2011 compared to $5.1 million for the comparable period in 2010. The Company’s net interest margin expressed as a percentage of average earning assets increased to 3.67% for the six months ended June 30, 2011 as compared to 3.38% for the six months ended June 30, 2010. The yield on average earning assets decreased 5 basis points to 4.56% for the six months ended June 30, 2011 from 4.61% for the comparable period ended June 30, 2010. The yield on average loans increased to 5.41% for the six months ended June 30, 2011 from 5.20% for the six months ended June 30, 2010. In addition, there was a 39 basis point decrease in the cost of average interest-bearing liabilities to 0.93% for the six months ended June 30, 2011 as compared to 1.32% for the comparable 2010 period.

Provision for Loan Losses. The Bank’s provision for loan losses decreased to $2.7 million for the six months ended June 30, 2011 from $4.7 million for the comparable period in 2010. The $2.0 million decrease in the provision was the result of management’s quarterly analysis of the allowance for loan loss. At June 30, 2011, December 31, 2010 and June 30, 2010, nonperforming loans totaled $12.5 million, $20.3 million and $21.6 million, respectively. At June 30, 2011, the ratio of the allowance for loan losses to nonperforming loans was 53.0% compared to 37.8% at December 31, 2010 and 20.3% at June 30, 2010. The ratio of the allowance to total loans was 3.02%, 3.35% and 1.90%, at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.

Nonperforming loans decreased $7.8 million, or 38.6%, to $12.5 million at June 30, 2011 from $20.3 million at December 31, 2010. The largest component of nonperforming loans is residential real estate, which increased $642,000, or 7.1%, to $9.7 million at June 30, 2011, or 78.2% of total nonperforming loans, from $9.1 million at December 31, 2010. Nonperforming real estate construction loans decreased $7.1 million, or 72.2%, to $2.7 million at June 30, 2011 from $9.8 million at December 31, 2010. In addition, nonperforming commercial real estate loans decreased $1.1 million, or 100.0%, to zero at June 30, 2011 from $1.1 million at December 31, 2010. Charge-offs, net of recoveries, totaled $3.8 million for the six months ended June 30, 2011 compared to $5.1 million for the six months ended June 30, 2010. Management continues to take aggressive actions in identifying and disposing of problem credits.

Noninterest Income

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$215	$262	$(47)	(17.94%)
Gain on sale of loans	341	350	(9)	(2.57)
Gain on sale of securities	104	—	104
Write-down on other real estate owned	(255)	(185)	(70)	(37.84)
Gain on sale of foreclosed assets	5	4	1	25.00
Other non-interest income	537	347	190	54.76

Total non-interest income	$947	$778	$169	21.72

Noninterest income totaled $947,000 and $778,000 for the six months ended June 30, 2011 and 2010, respectively. Gain on sale of securities increased to $104,000 for the six months ended June 30, 2011 compared to zero for the comparable prior year period. Gain on sale of loans decreased $9,000 to $341,000 for the six months ended June 30, 2011 from $350,000 for the comparable prior year period. Other non-interest income increased $190,000 to $537,000 for the six months ended June 30, 2011 from $347,000 for the six months ended June 30, 2010. This increase is primarily due to rents received on real estate held for investment and other foreclosed assets. In addition, write-downs on other real estate owned increased $70,000 to $255,000 for the six months ended June 30, 2011 from $185,000 for the comparable prior year period.

Noninterest Expense

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$2,862	$2,721	$141	5.18%
Net occupancy and equipment expense	693	672	21	3.13
Data processing expense	588	545	43	7.89
Advertising and promotions	116	134	(18)	(13.43)
Professional fees	515	444	71	15.99
FDIC insurance premiums	533	370	163	44.05
Other real estate owned expenses	260	229	31	13.54
Other operating expenses	614	591	23	3.89

Total non-interest expenses	$6,181	$5,706	$475	8.33

Noninterest expense increased by $475,000 to $6.2 million for the six months ended June 30, 2011 from $5.7 million for the comparable prior year period. Salaries and employee benefits expenses increased by $141,000, or 5.2%, to $2.9 million for the six months ended June 30, 2011. This increase is primarily the result of higher health insurance costs. Professional fees, including legal expenses, increased by $71,000 to $515,000 for the six months ended June 30, 2011. This increase is primarily due to higher legal fees associated with foreclosure actions. In addition, other real estate owned expenses increased to $260,000 for the six months ended June 30, 2011 compared to $229,000 for the prior year period. Other operating expenses, including occupancy, data processing, and marketing and advertising expenses, increased by a net $46,000, or 3.4%, to $1.4 million for the six months ended June 30, 2011 from $1.3 million for the prior year period. Of this increase, $43,000 is related to increases in data processing expense, which is primarily due to increased volume of clients utilizing the Bank’s on-line banking product. This increase was partially offset by lower marketing and advertising expenses, which decreased $18,000. Finally, FDIC insurance premiums increased by $163,000, or 44.1%, to $533,000 for the six months ended June 30, 2011 compared to $370,000 for the prior year period. This increase is primarily due to a downgrade in the Bank’s risk category as determined by the FDIC. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Benefit. The Company recorded an income tax benefit of $370,000 for the six months ended June 30, 2011, despite a $2.5 million pre-tax loss during that period due to the establishment of a valuation allowance against a portion of the Company’s deferred tax assets. Under generally accepted accounting principles, income tax benefits and the related tax assets are only allowed to be recognized if they will more likely than not be fully utilized. In each future accounting period, the Company’s management will consider both positive and negative evidence when considering the ability of the Company to utilize its net deferred tax asset. Any subsequent reduction in the valuation allowance would lower the amount of income tax expense recognized in the Company’s consolidated statements of operations in future periods. However, if operating losses continue into the future, there can be no guarantee that an additional valuation allowance against the deferred tax assets will be necessary. Income tax benefit totaled $1.9 million for the six months ended June 30, 2010.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company’s primary source of funds is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is generally restricted under applicable law to net profits in the current year plus those for the previous two years. At June 30, 2011, the Company had liquid assets of $1.0 million.

Contractual Obligations

The following table discloses contractual obligations of the Company as of June 30, 2011:

(Dollars in Thousands)	2011	2012	2013	2014	2015	2016 and after	Total
Federal Home Loan Bank advances	$2,000	$2,000	$4,500	$2,500	$2,000	$—	$13,000
Other borrowing	—	1,300	—	—	—	—	1,300
Subordinated debentures	—	—	—	—	—	3,609	3,609
Data Processing (1), (2)	291	601	—	—	—	—	892

Total	$2,291	$3,901	$4,500	$2,500	$2,000	$3,609	$18,801

(1)	Estimated contract amount based on transaction volume. Actual expense was $712,000 and $590,000 in 2010 and 2009, respectively.
(2)	Contract expires September 30, 2013.

Off-Balance-Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see Note 16 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 31, 2011. We currently have no plans to engage in hedging activities in the future. For the year ended December 31, 2010 and for the six months ended June 30, 2011, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the six months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL SHARES, INC.
(Registrant)

/s/ Scott W. Hamer
Scott W. Hamer
Dated: August 12, 2011
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Eric J. Wedeen
Eric J. Wedeen
Dated: August 12, 2011
Chief Financial Officer
(Principal Financial Officer)