Form 10-Q
period 2011-09-30
COMMUNITY FINANCIAL SHARES INC
filed 2011-11-14
CIK 1123735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2011
Common Stock, no par value per share	1,245,267 shares

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and due from banks	$5,614	$4,553
Interest-bearing deposits	23,308	27,934

Cash and cash equivalents	28,922	32,487

Interest-bearing time deposits	3,633	4,827
Securities available for sale	41,791	43,175
Loans held for sale	1,456	1,770
Loans, less allowance for loan losses of $6,773 and $7,679 at September 30, 2011 and December 31, 2010, respectively	210,751	221,607
Foreclosed assets, net	2,327	3,008
Real estate held for investment	4,297	4,318
Prepaid FDIC assessment	759	1,506
Federal Home Loan Bank stock	5,398	5,398
Premises and equipment, net	15,249	15,535
Cash value of life insurance	6,120	5,938
Interest receivable and other assets	7,373	7,527

Total assets	$328,076	$347,096

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$291,412	$309,080
Federal Home Loan Bank advances	13,000	13,000
Other borrowings	1,300	1,500
Subordinated debentures	3,609	3,609
Interest payable and other liabilities	2,470	2,152

Total liabilities	311,791	329,341

Commitments and contingent liabilities

Shareholders’ equity
Common stock—no par value, 5,000,000 shares authorized; 1,245,267 shares issued and outstanding	—	—
Preferred stock—$1.00 par value, 1,000,000 shares authorized; 7,319 shares issued and outstanding	7	7
Paid-in capital	12,014	11,954
Retained earnings	3,570	6,046
Accumulated other comprehensive income (loss)	694	(252)

Total shareholders’ equity	16,285	17,755

Total liabilities and shareholders’ equity	$328,076	$347,096

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2011 and 2010

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest and dividend income
Interest and fees on loans	$2,930	$3,057	$8,855	$9,111
Securities:
Taxable	254	204	774	840
Exempt from federal income tax	110	136	332	416
Other interest income	27	30	87	67

Total interest and dividend income	3,321	3,427	10,048	10,434
Interest expense
Deposits	487	678	1,560	2,261
Federal Home Loan Bank advances and other borrowed funds	101	109	301	363
Subordinated debentures	17	20	53	54

Total interest expense	605	807	1,914	2,678

Net interest income	2,716	2,620	8,134	7,756
Provision for loan losses	173	110	2,867	4,775

Net interest income after provision for loan losses	2,543	2,510	5,267	2,981
Non-interest income
Service charges on deposit accounts	108	121	323	383
Gain on sale of loans	126	219	467	569
Gain on sale of securities	—	112	104	112
Write-down on other real estate owned	—	—	(255)	(185)
Gain (loss) on sale of foreclosed assets	(33)	46	(28)	50
Other non-interest income	272	226	809	573

Total non-interest income	473	724	1,420	1,502

Non-interest expense
Salaries and employee benefits	1,402	1,456	4,264	4,177
Net occupancy and equipment expense	345	348	1,037	1,019
Data processing expense	300	275	889	820
Advertising and promotions	72	76	188	210
Professional fees	255	175	770	619
FDIC insurance premiums	296	185	829	555
Other real estate owned expenses	134	122	394	351
Other operating expenses	325	337	939	928

Total non-interest expense	3,129	2,974	9,310	8,679

Income (loss) before income taxes	(113)	260	(2,623)	(4,196)
Expense (benefit) for income taxes	(112)	30	(482)	(1,852)

Net income (loss)	(1)	230	(2,141)	(2,344)

Preferred stock dividend and accretion	(113)	(112)	(335)	(332)

Net income (loss) available to common shareholders	$(114)	$118	$(2,476)	$(2,676)

Earnings (loss) per share
Basic	$(0.09)	$0.09	$(1.99)	$(2.15)
Diluted	$(0.09)	$0.09	$(1.99)	$(2.15)
Average shares outstanding basic	1,245,267	1,245,267	1,245,267	1,245,267
Average shares outstanding diluted	1,245,267	1,245,267	1,245,267	1,245,267
Dividends per share	$0.00	$0.00	$0.00	$0.00

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2011 and 2010

(In thousands, except share and per share data)

(Unaudited)

	Number of Common Shares	Preferred Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2011	1,245,267	$7	$11,954	$6,046	$(252)	$17,755
Net loss	—	—	—	(2,141)	—	(2,141)
Change in unrealized net gain on securities available for sale, net of reclassification adjustment of $104 and tax effects $20	—	—	—	—	946	946

Total comprehensive loss						(1,195)
Preferred stock dividends (5%)	—	—	—	(285)	—	(285)
Discount on preferred stock	—	—	50	(50)	—	—
Stock option expense	—	—	10	—	—	10

Balance at September 30, 2011	1,245,267	$7	$12,014	$3,570	$694	$16,285

Balance at January 1, 2010	1,245,267	$7	$11,877	$11,064	$(241)	$22,707
Net loss	—	—	—	(2,344)	—	(2,344)
Change in unrealized net gain on securities available for sale, net of reclassification adjustment of $112 and tax effects $23	—	—	—	—	733	733

Total comprehensive loss						(1,611)
Preferred stock dividends (5%)	—		—	(285)	—	(285)
Discount on preferred stock	—	—	47	(47)	—	—
Stock option expense	—	—	12	—	—	12

Balance at September 30, 2010	1,245,267	$7	$11,936	$8,388	$492	$20,823

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2011 and 2010

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,141)	$(2,344)
Adjustments to reconcile net loss to net cash from (used in) operating activities
Amortization on securities, net	107	100
Depreciation	487	492
Provision for loan losses	2,867	4,775
Gain on sale of securities	(104)	(112)
Write-down on other real estate owned	255	185
Loss/(Gain) on sale of foreclosed assets	28	(50)
Gain on sale of loans	(467)	(569)
Originations of loans for sale	(24,721)	(30,365)
Proceeds from sales of loans	25,188	30,935
Compensation cost of stock options	10	12
Change in cash value of life insurance	(182)	(179)
Change in interest receivable and other assets	1,004	(10,245)
Change in interest payable and other liabilities	318	566

Net cash from (used in) operating activities	2,649	(6,799)
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing time deposits	1,194	—
Purchases of securities available for sale	(13,029)	(24,633)
Proceeds from maturities and calls of securities available for sale	13,429	21,748
Proceeds from sales of securities available for sale	2,526	4,880
Proceeds from sale other real estate owned	7,889	2,136
Net change in loans	131	4,258
Property and equipment expenditures, net	(201)	(175)

Net cash from investing activities	11,939	8,214
CASH FLOWS FROM FINANCING ACTIVITIES
Change in:
Non-interest bearing and interest bearing demand deposits and savings	(2,488)	(13,989)
Certificates and other time deposits	(15,180)	7,147
Proceeds of borrowings	2,000	11,000
Repayments of borrowings	(2,200)	(11,300)
Dividends paid on preferred stock	(285)	(285)

Net cash used in financing activities	(18,153)	(7,427)

Change in cash and cash equivalents	(3,565)	(6,012)

Cash and cash equivalents at beginning of period	32,487	25,848

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,922	$19,836

Supplemental disclosures
Interest paid	$1,932	$2,865
Income taxes paid	—	—
Transfers from loans to foreclosed assets and real estate held for investment	4,053	5,625

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINACIAL STATEMENTS

(Table dollars in thousands)

September 30, 2011 and 2010

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are consistent with those used in the preparation of annual consolidated financial statements. The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management of Community Financial Shares, Inc. (the “Company”), for a fair statement of results for the interim periods presented. Results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period.

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

NOTE 2 – EARNINGS (LOSS) PER SHARE

The number of shares used to compute basic and diluted loss per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(in thousands)
Net income (loss)	$(1)	$230	$(2,141)	$(2,344)
Less: Accretion of discount on preferred stock	(17)	(16)	(50)	(47)
Dividends on preferred stock	(96)	(96)	(285)	(285)

Income (loss) available to common shareholders	$(114)	$118	$(2,476)	$(2,676)

Weighted average shares outstanding	1,245,267	1,245,267	1,245,267	1,245,267
Effect of dilutive securities:
Stock options	—	—	—	—

Shares used to compute diluted earnings (loss) per share	1,245,267	1,245,267	1,245,267	1,245,267

Earnings (loss) per share:
Basic	$(0.09)	$0.09	$(1.99)	$(2.15)
Diluted	(0.09)	0.09	$(1.99)	$(2.15)

There were 31,830 and 32,630 anti-dilutive shares at September 30, 2011 and 2010, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

September 30, 2011 and 2010

NOTE 3 – CAPITAL ADEQUACY AND REGULATORY AND SUPERVISORY MATTERS

At the dates indicated, the capital ratios of Community Bank-Wheaton/Glen Ellyn, the Company’s wholly owned subsidiary (the “Bank”), were as follows:

	September 30, 2011		December 31, 2010
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$18,796	7.9%	$21,219	8.6%
Tier I capital (to risk-weighted assets)	15,762	6.6%	18,072	7.3%
Tier I capital (to average assets)	15,762	4.9%	18,072	5.4%

At September 30, 2011, regulatory approval is required for all dividend declarations by both the Bank and the Company.

On January 21, 2011, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order with the FDIC and IDFPR, whereby the Bank consented to the issuance of a Consent Order (the “Order”) by the FDIC and IDFPR, without admitting or denying that grounds exist for the FDIC and IDFPR to initiate an administrative proceeding against the Bank.

The Order requires the Bank to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets within 120 days. At September 30, 2011, these capital ratios were 4.9% and 7.9%, respectively. As a result, the Bank is currently deemed to be “undercapitalized” pursuant to the regulatory framework for prompt corrective action and is subject to the mandatory provisions of 12 U.S.C. § 1831o and 12 C.F.R. § 325 (subpart B). These provisions include, among other things, a requirement that the Bank submit a capital restoration plan to the FDIC and restrictions on the Bank’s asset growth, acquisitions, new activities, new branches, payment of dividends, declaration of capital distributions and management fees.

The Order also requires the Bank to take the following actions: ensure that the Bank has competent management in place in all executive officer positions; increase the participation of the Bank’s Board of Directors in the affairs of the Bank and in the approval of sound policies and objectives for the supervision of the Bank’s activities; establish a compliance program to monitor the Bank’s compliance with the Order; increase its allowance for loan losses to $4,728,000 after application of the funds necessary to effect the charge-off of certain adversely classified loans identified in the related Report of Examination of the FDIC and IDFPR (the “ROE”); implement a program for the maintenance of an adequate allowance for loan and lease losses; adopt a written profit plan and a realistic, comprehensive budget for all categories of income and expense for calendar year 2011; charge off from its books and records any loan classified as “loss” in the ROE; adopt a written plan to reduce the Bank’s risk position in each asset in excess of $500,000 which has been classified as “substandard” or “doubtful” in the ROE; cease extending additional credit to any borrower who is already obligated in any manner to the Bank on any extension of credit that has been charged off the books of the Bank or classified as “loss” in the ROE without the prior non-objection of the FDIC; not pay any dividends to the Company without prior regulatory approval; implement procedures for managing the Bank’s sensitivity to interest rate risk; provide the Company with a copy of the Order; and submit quarterly progress reports to the FDIC and IDFPR regarding the Bank’s compliance with the Order.

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

The Bank is actively working to comply with the requirements of the Order, which may require us to raise capital. However, the Bank’s ability to raise any additional capital is contingent on the current capital markets and our financial performance, as well as on the mandatory provisions of 12 U.S.C. § 1831o and 12 C.F.R. § 325 (subpart B) to which the Bank is now subject.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The fair value of securities available for sale at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U. S. government agencies	$9,040	$43	$—
State and political subdivisions	13,710	626	(25)
Mortgage-backed securities – Government sponsored entities (GSE) residential	18,719	462	(1)
Preferred stock	42	27	—
SBA guaranteed	280	1	(1)

	$41,791	$1,159	$(27)

	December 31, 2010
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U. S. government agencies	$11,801	$13	$(216)
State and political subdivisions	12,868	173	(470)
Mortgage-backed securities – GSE residential	18,198	248	(154)
Preferred stock	11	—	(3)
SBA guaranteed	297	—	(3)

	$43,175	$434	$(846)

Securities classified as U. S. government agencies include notes issued by government-sponsored enterprises such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank. The SBA-guaranteed securities are pools of loans guaranteed by the Small Business Administration.

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010:

	September 30, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities – GSE residential	$141	$(1)	$—	$—	$141	$(1)
State and political subdivisions	—	—	1,886	(25)	1,886	(25)
SBA guaranteed	—	—	234	(1)	234	(1)

Total temporarily impaired securities	$141	$(1)	$2,120	$(26)	$2,261	$(27)

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$7,788	$(216)	$—	$—	$7,788	$(216)
State and political subdivisions	8,411	(365)	1,568	(105)	9,979	(470)
Mortgage-backed securities – GSE residential	9,002	(154)	—	—	9,002	(154)
Preferred stock	11	(3)	—	—	11	(3)
SBA guaranteed	136	(1)	113	(2)	249	(3)

Total temporarily impaired securities	$25,348	$(739)	$1,681	$(107)	$27,029	$(846)

U.S. Government Agencies, State and Political Subdivisions, and Mortgage-backed securities

The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies, state and political subdivisions and mortgage-backed securities were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2011.

Unrealized gains and losses within the investment portfolio are determined to be temporary. The Company has performed an evaluation of its investments for other than temporary impairment and there was no impairment identified during the third quarter of 2011. The entire portfolio is classified as available for sale, however, management has no specific intent to sell any securities, and it is more likely than not that the company will not have to sell any security before recovery of its amortized cost basis.

The fair values of securities available for sale at September 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$67	$68
Due after one year through five years	623	661
Due after five years through ten years	3,772	3,835
Due after ten years	17,643	18,186

Mortgage-backed securities	18,258	18,719
Preferred stock	15	42
SBA guaranteed	280	280

	$40,658	$41,791

Securities with a carrying value of approximately $23.8 million at September 30, 2011 were pledged to secure public deposits, Federal Home Loan Bank advances and for other purposes as required or permitted by law.

Sales activities for securities for the three and nine months ended September 30, 2011 and 2010 is shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Sales proceeds	$—	$4,880	$2,526	$4,880
Gross gains on sales	—	118	104	118
Gross losses on sales	—	6	—	6

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

Loans consisted of the following at September 30, 2011 and December 31, 2010, respectively:

	September 30, 2011	December 31, 2010
Real estate
Commercial	$94,782	$94,356
Construction	5,699	15,435
Residential	25,701	25,964
Home equity	61,329	66,243

Total real estate loans	187,511	201,998
Commercial	28,279	25,572
Consumer	1,448	1,399

Total loans	217,238	228,969
Deferred loan costs, net	286	317
Allowance for loan losses	(6,773)	(7,679)

Loans, net	$210,751	$221,607

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

The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2011	$3,353
New loans including renewals	1
Payments, etc., including renewals	(58)

Balances, September 30, 2011	$3,296

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the nine months ended September 30, 2011:

	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Unallocated	Total	2010
Balance at beginning of period	$791	$1,200	$3,877	$19	$661	$838	$293	$7,679	$4,812
Provision for loan losses	6	1,849	410	3	345	533	(279)	2,867	4,775
Charge-offs	(109)	(194)	(2,801)	(8)	(139)	(530)	—	(3,781)	(5,207)
Recoveries	1	—	—	3	—	4	—	8	23

Balance at end of period	$689	$2,855	$1,486	$17	$867	$845	$14	$6,773	$4,403

Ending balance: individually evaluated for impairment	$—	$1,683	$1,450	$—	$566	$447	$—	$4,146

Ending balance: collectively evaluated for impairment	$689	$1,172	$36	$17	$301	$398	$14	$2,627

Total Loans:
Ending balance	$28,279	$94,782	$5,699	$1,448	$25,701	$61,329	$—	$217,238

Ending balance: individually evaluated for impairment	$—	$6,606	$2,722	$—	$7,946	$1,796	$—	$19,070

Ending balance: collectively evaluated for impairment	$28,279	$88,176	$2,977	$1,448	$17,755	$59,533	$—	$198,168

The following table presents the changes in the allowance for loan losses for the three months ended September 30, 2011:

	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Unallocated	Total	2010
Balance at beginning of period	$658	$2,780	$1,543	$19	$789	$815	$—	$6,604	$4,374
Provision for loan losses	31	75	(57)	2	78	30	14	173	110
Charge-offs	—	—	—	(8)	—	—	—	(8)	(85)
Recoveries	—	—	—	4	—	—	—	4	4

Balance at end of period	$689	$2,855	$1,486	$17	$867	$845	$14	$6,773	$4,403

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2010:

	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Unallocated	Total
Balance at beginning of period	$762	$2,245	$619	$24	$770	$390	$2	$4,812
Provision for loan losses	1,287	(589)	6,342	(7)	(2)	1,018	291	8,340
Charge-offs	(1,280)	(456)	(3,084)	(15)	(107)	(570)	—	(5,512)
Recoveries	22	—	—	17	—	—	—	39

Balance at end of period	$791	$1,200	$3,877	$19	$661	$838	$293	$7,679

Ending balance: individually evaluated for impairment	$109	$315	$3,647	$—	$387	$469	$—	$4,927

Ending balance: collectively evaluated for impairment	$682	$885	$230	$19	$274	$369	$293	$2,752

Total Loans:
Ending balance	$25,572	$94,356	$15,435	$1,399	$25,964	$66,243	$—	$228,969

Ending balance: individually evaluated for impairment	$351	$5,707	$11,189	$—	$6,928	$2,174	$—	$26,349

Ending balance: collectively evaluated for impairment	$25,221	$88,649	$4,246	$1,399	$19,036	$64,069	$—	$202,620

The following table summarizes the Company’s nonaccrual loans by class at September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
Commercial and industrial	$—	$351
Real estate loans:
Construction	2,722	9,789
Commercial and farm land	795	1,052
Residential mortgage	7,946	6,928
Home equity	2,079	2,174

Total	$13,542	$20,294

The following table presents impaired loans as of September 30, 2011:

				Three Months Ended		Nine Months Ended
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—	$760	$—
Construction	572	1,323	—	572	—	572	—
Residential	2,356	2,355	—	2,358	—	2,360	—
HELOC	524	524	—	525	—	523	1

Subtotal	$3,452	$4,202	$—	$3,455	$—	$4,215	$1

With an allowance recorded:
Commercial real estate	$6,606	$6,606	$1,683	$6,607	$36	$5,534	$199
Construction	2,150	2,150	1,450	2,150	—	2,150	—
Residential	5,591	5,603	566	5,596	13	5,609	47
HELOC	1,271	1,271	447	1,261	3	1,258	7

Subtotal	$15,618	$15,630	$4,146	$15,614	$52	$14,551	$253

Total Impaired Loans	$19,070	$19,832	$4,146	$19,069	$52	$18,766	$254

The following table presents impaired loans as of December 31, 2010:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
With no related allowance recorded:
Commercial	$109	$109	$—
Commercial real estate	464	464	—
Construction	572	1,323	—
Residential	2,588	2,588	—
HELOC	636	636	—

Subtotal	$4,369	$5,120	$—

With an allowance recorded:
Commercial	$242	$242	$109
Commercial real estate	5,243	5,243	315
Construction	10,617	12,440	3,647
Residential	4,340	4,340	387
HELOC	1,538	1,679	469

Subtotal	$21,980	$23,944	$4,927

Total Impaired Loans	$26,349	$29,064	$4,927

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

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified have a well- defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The following tables summarize credit quality of the Company at September 30, 2011 and December 31, 2010:

	September 30, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss	Total	Nonperforming
Commercial and industrial	$26,671	$927	$681	$—	$—	$28,279	$—
Real estate loans:
Construction	1,928	—	3,771	—	—	5,699	2,722
Commercial real estate	84,797	3,379	6,606	—	—	94,782	795
Residential mortgage	12,571	3,973	9,157	—	—	25,701	7,946
Home equity	57,415	530	3,384	—	—	61,329	2,079
Individuals loans for household and other personal expenditures	1,448	—	—	—	—	1,448	—

Total	$184,830	$8,809	$23,599	$—	$—	$217,238	$13,542

	December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Loss	Total	Nonperforming
Commercial and industrial	$22,241	$2,238	$1,093	$—	$—	$25,572	$351
Real estate loans:
Construction	2,077	773	12,585	—	—	15,435	9,789
Commercial real estate	85,412	3,203	5,741	—	—	94,356	1,052
Residential mortgage	14,685	1,285	9,994	—	—	25,964	6,928
Home equity	62,635	526	3,082	—	—	66,243	2,174
Individuals loans for household and other personal expenditures	1,399	—	—	—	—	1,399	—

Total	$188,449	$8,025	$32,495	$—	$—	$228,969	$20,294

The following tables summarize past due aging of the Company’s loan portfolio at September 30, 2011 and December 31, 2010:

	September 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial and industrial	$—	$—	$—	$—	$28,279	$28,279	$—
Real estate loans:
Construction	—	—	2,722	2,722	2,977	5,699	—
Commercial real estate	1,874	—	795	2,669	92,113	94,782	—
Residential mortgage	223	546	7,946	8,715	16,986	25,701	—
Home equity	289	138	2,079	2,506	58,823	61,329	—
Individuals loans for household and other personal expenditures	1	—	—	1	1,447	1,448	—

Total	$2,387	$684	$13,542	$16,613	$200,625	$217,238	$—

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial and industrial	$—	$—	$351	$351	$25,221	$25,572	$—
Real estate loans:
Construction	1,154	—	9,789	10,943	4,492	15,435	—
Commercial real estate	1,958	—	1,052	3,010	91,346	94,356	—
Residential mortgage	104	168	6,928	7,200	18,764	25,964	—
Home equity	687	298	2,174	3,159	63,084	66,243	—
Individuals loans for household and other personal expenditures	12	—	—	12	1,387	1,399	—

Total	$3,915	$466	$20,294	$24,675	$204,294	$228,969	$—

The Company may grant a concession or modification for economic or legal reasons related to a borrower’s financial condition that it would not otherwise consider resulting in a modified loan which is then identified as a troubled debt restructuring (TDR). The Company may modify loans through interest rate reductions, short-term extensions of maturity, interest only payments, or payment modifications to better match the timing of cash flows due under the modified terms with the cash flows from the borrowers’ operations. Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. TDRs are considered impaired loans for purposes of calculating the Company’s allowance for loan losses.

The Company identifies loans for potential restructure primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future.

For one-to-four family residential and home equity lines of credit, a restructure often occurs with past due loans and may be offered as an alternative to foreclosure. There are other situations where borrowers, who are not past due, experience a sudden job loss, become overextended with credit obligations, or other problems, have indicated that they will be unable to make the required monthly payment and request payment relief.

When considering a loan restructure, management will determine if: (i) the financial distress is short or long term; (ii) loan concessions are necessary; and (iii) the restructure is a viable solution.

When a loan is restructured, the new terms often require a reduced monthly debt service payment. No TDRs that were on non-accrual status at the time the concessions were granted have been returned to accrual status. For commercial loans, management completes an analysis of the operating entity’s ability to repay the debt. If the operating entity is capable of servicing the new debt service requirements and the underlying collateral value is believed to be sufficient to repay the debt in the event of a default, the new loan is generally placed on accrual status.

For retail loans, an analysis of the individual’s ability to service the new required payments is performed. If the borrower is capable of servicing the newly restructured debt and the underlying collateral value is believed to be sufficient to repay the debt in the event of a future default, the new loan is generally placed on accrual status. The reason for the TDR is also considered, such as paying past due real estate taxes or payments caused by a temporary job loss, when determining whether a retail TDR loan could be returned to accrual status. Retail TDRs remain on non-accrual status until sufficient payments have been made to bring the past due principal and interest current at which point the loan would be transferred to accrual status.

The following table summarizes the loans that have been restructured as TDRs during the three and nine months ended September 30, 2011:

	Three months ended September 30, 2011			Nine months ended September 30, 2011
	Count	Balance Prior to TDR	Balance after TDR	Count	Balance Prior to TDR	Balance after TDR
Real estate loans:
Commercial real estate	—	$—	$—	1	$1,100	$1,128
Construction	3	533	533	3	533	533
Residential mortgage	1	371	371	1	371	371

Total	4	$904	$904	5	$2,004	$2,032

The following table sets forth the Company’s TDRs that had payment defaults during the three and nine months ended September 30, 2011. Default occurs when a TDR is 90 days or more past due, transferred to non-accrual status, or transferred to other real estate owned within twelve months of restructuring.

	Count	Default Balance
Real estate loans:
Commercial real estate	1	$588
Construction	1	2,005

Total	2	$2,093

NOTE 6 – OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes for the nine months ended September 30, 2011 and 2010 were as follows:

	2011	2010
Net unrealized gains on securities available for sale	$1,070	$868
Less reclassification adjustment for realized gains included in income	(104)	(112)

Other comprehensive gain, before tax effect	966	756
Tax expense	20	23

Other comprehensive income	$946	$733

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

Available-for-sale Securities

If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 1 security includes preferred stock. Level 2 securities include certain collateralized mortgage and debt obligations, municipal securities, U.S. government agencies and SBA securities. Third party vendors compile prices from various sources and may apply such techniques as matrix pricing to determine the value of identical or similar investment securities (Level 2). Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather on the investment securities’ relationship to other benchmark quoted investment securities. The following tables are as of September 30, 2011 and December 31, 2010, respectively:

		At September 30, 2011
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. government agencies	$9,040	$—	$9,040	$—
State and political subdivisions	13,710	—	13,710	—
Mortgage-backed securities – GSE residential	18,719	—	18,719	—
Preferred stock	42	42	—	—
SBA guaranteed	280	—	280	—

Total available for sale securities	$41,791	$42	$41,749	$—

		At December 31, 2010
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. government agencies	$11,801	$—	$11,801	$—
State and political subdivisions	12,868	—	12,868	—
Mortgage-backed securities – GSE residential	18,198	—	18,198	—
Preferred stock	11	11	—	—
SBA guaranteed	297	—	297	—

Total available for sale securities	$43,175	$11	$43,164	$—

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying September 30, 2011 and December 31, 2010 balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

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

Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method. The following tables are as of September 30, 2011 and December 31, 2010, respectively:

		At September 30, 2011
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Impaired loans	$19,070	—	—	$19,070

		At December 31, 2010
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Impaired loans	$11,587	—	—	$11,587

The carrying amount and estimated fair value of financial instruments at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$28,922	$28,922	$32,487	$32,487
Interest-bearing time deposits	3,633	3,633	4,827	4,827
Securities available for sale	41,791	41,791	43,175	43,175
Loans held for sale	1,456	1,456	1,770	1,770
Loans receivable, net	210,751	213,251	221,607	224,054
Federal Home Loan Bank stock	5,398	5,398	5,398	5,398
Interest receivable	1,073	1,073	1,116	1,116
Financial liabilities
Deposits	291,412	293,474	309,080	309,575
Federal Home Loan Bank advances	13,000	13,363	13,000	12,929
Other borrowings	1,300	1,300	1,500	1,500
Subordinated debentures	3,609	1,136	3,609	1,163
Interest payable	232	232	245	245

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

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 clarifies the guidance in ASC 310-40 Receivables: Troubled Debt Restructurings by Creditors. Creditors are required to identify a restructuring as a troubled debt restructuring if the restructuring constitutes a concession and the debtor is experiencing financial difficulties. ASU 2011-02 clarifies guidance on whether a creditor has granted a concession and clarifies the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. In addition, ASU 2011-02 also precludes the creditor from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. The effective date of ASU 2011-2 for public entities is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. If, as a result of adoption, an entity identifies newly impaired receivables, an entity should apply the amendments for purposes of measuring impairment prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company adopted the methodologies prescribed by this ASU on July 1, 2011 with no material impact on its financial condition, results of operation, and cash flows or on the total TDRs identified by the Company.

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

NOTE 10 – INCOME TAXES

The provision for income taxes represents income tax expense (benefit) calculated using estimated annualized rates on taxable income or loss generated during the respective periods. During the nine months ended September 30, 2011, the Company incurred a net loss due to continued elevated provision expense as a result of declining collateral values. Due to these recent losses, the Company was unable to ascertain it would generate sufficient taxable income combined with available tax strategies to fully realize its deferred tax assets in the near term and therefore, established a deferred tax valuation allowance of $767,000 during the nine months ended September 30, 2011.

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

Safe Harbor Statement

This report (including information incorporated herein by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

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

•	The potential impact of the Company’s participation in the U.S. Department of Treasury’s Troubled Asset Relief Program’s Capital Purchase Program;

•	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters;

•	The failure of assumptions underlying the establishment of our allowance for loan losses, that may prove to be materially incorrect or may not be borne out by subsequent events;

•	The success and timing of our business strategies and our ability to effectively carry out our business plan and capital restoration plan;

•	An inability to meet our liquidity needs;

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

•

Our ability to comply with the requirements of the Order and the mandatory provisions of 12 U.S.C. § 1831o and 12 C.F.R. § 325 (subpart B), as well as the effect of further changes to our regulatory ratings or capital levels under the regulatory framework for prompt corrective action or the imposition of additional enforcement action by regulatory authorities upon the Bank or the Company as a result of our inability to comply with applicable laws, regulations, regulatory orders and agreements;

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

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

Total assets at September 30, 2011 were $328.1 million, which represented a decrease of $19.0 million, or 5.5%, compared to $347.1 million at December 31, 2010. The decrease in total assets was primarily due to decreases in loans receivable and cash and cash equivalents. Loans receivable decreased $10.8 million, or 4.9%, to $210.8 million at September 30, 2011 from $221.6 million at December 31, 2010 and cash and cash equivalents decreased $3.6 million, or 11.0%, to $28.9 million at September 30, 2011 from $32.5 million at December 31, 2010. Investment securities decreased $1.4 million, or 3.2%, to $41.8 million at September 30, 2011 from $43.2 million at December 31, 2010. Interest-bearing time deposits decreased $1.2 million to $3.6 million at September 30, 2011 from $4.8 million at December 31, 2010. Other real estate owned decreased $680,000, or 22.6%, to $2.3 million at September 30, 2011 from $3.0 million at December 31, 2010. The decrease in loans during the nine months ended September 30, 2011 is partially due to the Bank taking possession of five properties totaling $4.1 million through foreclosure and transferring them to other real estate owned. Included in other real estate owned at September 30, 2011 are three one-to-four family residences, a mixed-use commercial/residential property, one commercial property and one small parcel of land. In addition, the decrease in loans receivable was partially due to the write-off of $3.8 million in balances during the first nine months of 2011. These write-downs were primarily due to the recognition of decreases in valuations on a portion of the Bank’s nonperforming commercial real estate loans.

Total liabilities at September 30, 2011 were $311.8 million, which represented a decrease of $17.5 million, or 5.3%, compared to $329.3 million at December 31, 2010. Deposits decreased $17.7 million, or 5.7%, to $291.4 million at September 30, 2011 from $309.1 million at December 31, 2010. This decrease in deposits primarily consists of decreases in: (1) interest bearing demand deposit accounts of $9.3 million, or 11.5%, to $71.0 million at September 30, 2011 from $80.3 million at December 31, 2010; (2) certificates of deposit of $15.2 million, or 13.9%, to $94.2 million at September 30, 2011 from $109.4 million at December 31, 2010; and (3) noninterest-bearing deposit accounts of $357,000, or 1.1%, to $33.7 million at September 30, 2011 from $34.0 million at December 31, 2010. The decrease in certificates of deposits is primarily due to the Bank’s inability to renew certificates of deposit under the CDARS program as a result of the provisions of the Order. The decrease in interest-bearing demand deposits, certificates of deposit and noninterest-bearing deposits was partially offset by an increase in regular savings accounts of $2.1 million, or 4.2%, to $52.9 million at September 30, 2011 from $50.8 million at December 31, 2010 and an increase in money market accounts of $5.0 million, or 14.4%, to $39.5 million at September from $34.6 million at December 31, 2010. The percentage of regular savings accounts to total deposits increased to 18.2% at September 30, 2011 from 16.4% at December 31, 2010 and the percentage of certificates of deposit to total deposits decreased to 32.3% at September 30, 2011 from 35.4% at December 31, 2010. Borrowed money, consisting of Federal Home Loan Bank advances and other borrowings, decreased $200,000, or 1.4%, to $14.3 million at September 30, 2011 from $14.5 million at December 31, 2010.

Stockholders’ equity decreased $1.5 million, or 8.3%, to $16.3 million at September 30, 2011 from $17.8 million at December 31, 2010. The decrease in stockholders’ equity was primarily due to the Company’s net loss for the nine months ended September 30, 2011 partially offset by an increase of $946,000 in the Company’s accumulated other comprehensive income relating to the change in fair value of its available-for-sale investment portfolio. As of September 30, 2011 there were 1,245,267 shares of Company common stock outstanding, resulting in a tangible book value of $7.48 per share at that date.

Tangible book value provides a method to assess the level of tangible net assets on a per share basis. Tangible book value is determined by methods other than in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”). The Company’s management uses this non-GAAP measure in its analysis of the Company’s performance. This measure should not be considered a substitute for book value per share value, a GAAP basis measure, nor should it be viewed as a substitute for operating results determined in accordance with GAAP. Management believes the presentation of tangible book value per share provides useful supplemental information that is essential to a proper understanding of the financial results of the Company. A reconciliation of tangible book value to GAAP book value can be found in the following table:

	September 30, 2011	December 31, 2010
Tangible book value per share:
Total capital	$16,285	$17,755
Less: Preferred equity	6,970	6,970

Tangible common equity	$9,315	$10,785

Outstanding common shares	1,245,267	1,245,267
Tangible book value per share	$7.48	$8.66

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010

General. The Company’s net income decreased $231,000 to a net loss of $1,000 for the three months ended September 30, 2011, from net income of $230,000 for the three months ended September 30, 2010. Due to the effect of preferred stock dividends, net loss available to common shareholders totaled $114,000 for the three months ended September 30, 2011. This represents a basic and diluted loss per share of $0.09 for the three months ended September 30, 2011 compared to basic and diluted earnings per share of $0.09 for the three months ended September 30, 2010. The decrease in net income during the third quarter of 2011 is the result of the combined effect of a $96,000 increase in net interest income, a $251,000 decrease in noninterest income, a $155,000 increase in noninterest expense and a $63,000 increase in provision for loan losses.

Net interest income. The following table summarizes interest and dividend income and interest expense for the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$2,930	$3,057	$(127)	(4.15%)
Securities:
Taxable	254	204	50	24.51
Exempt from federal tax	110	136	(26)	(19.12)
Other interest income	27	30	(3)	(10.00)

Total interest and dividend income	3,321	3,427	(106)	(3.09)

Interest expense:
Deposits	487	678	(191)	(28.17)
Federal Home Loan Bank advances and other borrowings	101	109	(8)	(7.34)
Subordinated debentures	17	20	(3)	(15.00)

Total interest expense	605	807	(202)	(25.03)

Net interest income	$2,716	$2,620	$96	3.66

The following table summarizes average balances and annualized average yields or costs for the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011			2010
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Taxable securities	$36,139	$254	2.78%	$24,994	$204	3.23%
Tax-exempt securities	10,102	110	4.32	12,436	136	4.35
Loan receivables (1)	217,476	2,930	5.35	231,512	3,057	5.24
Interest-bearing deposits	22,672	26	0.47	25,390	30	0.47
FHLB stock	5,398	1	0.10	5,398	—	0.00

Total interest-earning assets	291,787	3,321	4.52	299,730	3,427	4.54

Interest-bearing liabilities:
NOW accounts	71,897	66	0.36	74,834	109	0.58
Regular savings	53,065	52	0.39	48,315	69	0.57
Money market accounts	36,760	63	0.68	34,381	56	0.65
Certificates of deposit	95,164	306	1.28	108,209	444	1.63
FHLB advances and other	14,300	101	2.79	14,599	109	2.97
Subordinated debentures	3,609	17	1.91	3,609	20	2.15

Total interest-bearing liabilities	$274,795	605	0.87	$283,947	807	1.13

Net interest income		$2,716			$2,620

Net interest spread			3.65%			3.41%

Net interest income to average interest-earning assets			3.69%			3.47%

(1)	The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.

Interest Income. Interest income decreased $106,000 to $3.3 million for the three months ended September 30, 2011 from $3.4 million for the three months ended September 30, 2010. The average yield on interest-earning assets decreased 2 basis points to 4.52% for the three months ended September 30, 2011 from 4.54% for the comparable prior year period. In addition, there was a decrease of $7.9 million in interest-earning assets to $291.8 million for the three months ended September 30, 2011 from $299.7 million for the prior year period.

Interest and fees on loans decreased $127,000, or 4.2%, to $2.9 million for the three months ended September 30, 2011, compared to $3.1 million for the comparable prior year period. This decrease resulted from a decrease in the average balance of loans of $14.0 million to $217.5 million for the three months ended September 30, 2011 from $231.5 million for the comparable prior year period. This decrease was partially offset by an increase in the average loan yield of 11 basis points to 5.35% for the three months ended September 30, 2011 from 5.24% for the comparable prior year period. Interest on taxable securities increased $50,000 for the three months ended September 30, 2011 compared to the comparable prior year period. This increase is primarily due to an increase in the average balance of taxable securities of $14.1 million to $36.1 million for the three months ended September 30, 2011 from $25.0 million for the three months ended September 30, 2010. This increase was partially offset by a decrease in the average yield on taxable securities of 45 basis points to 2.78% for the three months ended September 30, 2011 from 3.23% for the comparable prior year period.

Interest Expense. Interest expense decreased by $202,000, or 25.0%, to $605,000 for the three months ended September 30, 2011, from $807,000 for the three months ended September 30, 2010. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities of 26 basis points to 0.87% for the three months ended September 30, 2011 from 1.13% for the comparable prior year period. This decrease is primarily due to a decrease in overall market rates. In addition, the average balance of interest bearing liabilities decreased $12.1 million to $274.8 million for the three months ended September 30, 2011 from $283.9 million for the comparable prior year period. Interest expense resulting from Federal Home Loan Bank advances, subordinated debentures and other borrowings decreased $11,000 during the three months ended September 30, 2011. The average balance on these borrowings decreased $299,000 to $17.9 million for the three months ended September 30, 2011 from $18.2 million for the comparable prior year period. In addition, there was a decrease in the average cost on these borrowings of 20 basis points to 2.61% for the three months ended September 30, 2011 from 2.81% for the comparable period in 2010.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses increased $96,000, or 3.6%, to $2.7 million for the three months ended September 30, 2011 compared to $2.6 million for the comparable period in 2010. The Company’s net interest margin expressed as a percentage of average interest-earning assets increased to 3.69% for the three months ended September 30, 2011 as compared to 3.47% for the three months ended September 30, 2010. The yield on average interest-earning assets decreased 2 basis points to 4.52% for the three months ended September 30, 2011 from 4.54% for the comparable period ended September 30, 2010. The yield on average loans increased to 5.35% for the three months ended September 30, 2011 from 5.24% for the three months ended September 30, 2010. In addition, there was a 26 basis point decrease in the cost of average interest-bearing liabilities to 0.87% for the three months ended September 30, 2011 as compared to 1.13% for the comparable 2010 period.

Provision for Loan Losses. The Bank’s provision for loan losses increased to $173,000 for the three months ended September 30, 2011 from $110,000 for the comparable period in 2010. The $63,000 increase in the provision was the result of management’s quarterly analysis of the allowance for loan loss. At September 30, 2011, December 31, 2010 and September 30, 2010, nonperforming loans totaled $13.5 million, $20.3 million and $20.8 million, respectively. At September 30, 2011, the ratio of the allowance for loan losses to nonperforming loans was 50.0% compared to 37.8% at December 31, 2010 and 21.1% at September 30, 2010. The ratio of the allowance to total loans was 3.12%, 3.35% and 1.93%, at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.

Nonperforming loans decreased $6.8 million, or 33.3%, to $13.5 million at September 30, 2011 from $20.3 million at December 31, 2010. The largest component of nonperforming loans is residential real estate loans, which increased $1.0 million, or 14.7%, to $7.9 million, or 58.7% of total nonperforming loans, at September 30, 2011, from $6.9 million, or 34.1% of total nonperforming loans at December 31, 2010. Nonperforming real estate construction loans decreased $7.1 million, or 72.2%, to $2.7 million at September 30, 2011 from $9.8 million at December 31, 2010. In addition, nonperforming commercial real estate loans decreased $257,000, or 24.4%, to $795,000 at September 30, 2011 from $1.1 million at December 31, 2010. Charge-offs, net of recoveries, totaled $4,000 for the three months ended September 30, 2011 compared to $81,000 for the three months ended September 30, 2010. Nonperforming loans are loans that are ninety days past due and placed on nonaccrual status. Management continues to take aggressive actions in identifying and disposing of problem credits.

The amounts of the provision and allowance for loan losses are influenced by a number of factors, including current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. Should the local economic climate continue to deteriorate, borrowers may experience increased difficulties paying off loans and the level of non-performing loans, charge-offs, and delinquencies could continue to rise, which would require us to further increase the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions. Management believes that, based on information available at September 30, 2011, the Bank’s allowance for loan losses was adequate to cover probable incurred losses inherent in its loan portfolio at that time. However, no assurances can be given that the Bank’s level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance will not be necessary if economic or other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance. In addition, the FDIC as an integral part of its examination processes, periodically reviews the Bank’s allowance for loan losses and may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management. The FDIC examines the Bank periodically and, accordingly, as part of this examination the allowance is reviewed utilizing specific guidelines. Based upon its review, the FDIC may accordingly from time to time require reserves in addition to those previously provided.

Noninterest Income

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$108	$121	$(13)	(10.74%)
Gain on sale of loans	126	219	(93)	(42.47)
Gain on sale of securities	—	112	(112)	100.00
Gain (loss) on sale of foreclosed assets	(33)	46	(79)	(171.74)
Other non-interest income	272	226	46	20.35

Total non-interest income	$473	$724	$(251)	(34.67)

Noninterest income totaled $473,000 and $724,000 for the three months ended September 30, 2011 and 2010, respectively. Gain on sale of loans decreased $93,000 to $126,000 for the three months ended September 30, 2011 from $219,000 for the comparable prior year period. Gain on sale of securities decreased $112,000 to zero for the three months ended September 30, 2011 from $112,000 for the comparable prior year period. In addition, gain on sale of foreclosed assets decreased $79,000 for the three months ended September 30, 2011 as compared to the prior year period. Other non-interest income increased $46,000 to $272,000 for the three months ended September 30, 2011 from $226,000 for the three months ended September 30, 2010. This increase is primarily due to rents received on real estate held for investment and other foreclosed assets.

Noninterest Expense

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$1,402	$1,456	$(54)	(3.71%)
Net occupancy and equipment expense	345	348	(3)	(0.86)
Data processing expense	300	275	25	9.09
Advertising and promotions	72	76	(4)	(5.26)
Professional fees	255	175	80	45.71
FDIC insurance premiums	296	185	111	60.00
Other real estate owned expenses	134	122	12	9.84
Other operating expenses	325	337	(12)	(3.56)

Total non-interest expenses	$3,129	$2,974	$155	5.21

Noninterest expense increased by $155,000 to $3.1 million for the three months ended September 30, 2011 from $3.0 million for the comparable prior year period. Salaries and employee benefits expenses decreased by $54,000, or 3.7%, to $1.4 million for the three months ended September 30, 2011. Professional fees, including legal expenses, increased by $80,000 to $255,000 for the three months ended September 30, 2011. This increase is primarily due to loan collection costs. In addition, other real estate owned expenses increased to $134,000 for the three months ended September 30, 2011 compared to $122,000 for the prior year period. This increase is entirely due to expenses related to taking possession of foreclosed real estate. Other operating expenses, including occupancy, data processing, and marketing and advertising expenses, increased by a net $18,000, or 2.6%, to $717,000 for the three months ended September 30, 2011 from $699,000 for the prior year period. Of this increase, $25,000 is related to increases in data processing expense, which is primarily due to increased volume of clients utilizing the Bank’s on-line banking product. This increase was partially offset by lower marketing and advertising expenses, which decreased $4,000. Finally, FDIC insurance premiums increased by $111,000, or 60.0%, to $296,000 for the three months ended September 30, 2011 compared to $185,000 for the prior year period. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Benefit. Income tax benefit totaled $112,000 for the three months ended September 30, 2011 compared to an income tax expense of $30,000 for the comparable prior year period.

Comparison of Operating Results for the Nine Months Ended September 30, 2011 and 2010

General. The Company’s net loss improved $203,000 to $2.1 million for the nine months ended September 30, 2011, from $2.3 million for the nine months ended September 30, 2010. Due to the effect of preferred stock dividends, net loss available to common shareholders totaled $2.5 million for the nine months ended September 30, 2011. This represents a basic and diluted loss per share of $1.99 for the nine months ended September 30, 2011 compared to a basic and diluted loss per share of $2.15 for the nine months ended September 30, 2010. The improvement in net loss during the nine months ended September 30, 2011 is the result of the combined effect of a $378,000 increase in net interest income, an $82,000 decrease in noninterest income, a $631,000 increase in noninterest expense and a $1.9 million decrease in provision for loan losses. In addition, during the nine months ended September 30, 2011 management determined that realization of a portion of the Company’s deferred tax asset was more likely than not to occur. As a result, the Company incurred a non-cash income tax expense of $767,000 related to a valuation allowance on deferred tax assets in the second quarter of 2011.

Net interest income. The following table summarizes interest and dividend income and interest expense for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$8,855	$9,111	$(256)	(2.81%)
Securities:
Taxable	774	840	(66)	(7.86)
Exempt from federal tax	332	416	(84)	(20.19)
Other interest income	87	67	20	29.85

Total interest and dividend income	10,048	10,434	(386)	(3.70)

Interest expense:
Deposits	1,560	2,261	(701)	(31.00)
Federal Home Loan Bank advances and other borrowings	301	363	(62)	(17.08)
Subordinated debentures	53	54	(1)	(1.85)

Total interest expense	1,914	2,678	(764)	(28.53)

Net interest income	$8,134	$7,756	$378	4.87

The following table summarizes average balances and annualized average yields or costs for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,
	2011			2010
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Taxable securities	$36,956	$774	2.80%	$29,604	$840	3.79%
Tax-exempt securities	10,106	332	4.39	12,723	416	4.37
Loan receivables (1)	219,686	8,855	5.39	233,743	9,111	5.21
Interest-bearing deposits	22,991	83	0.48	22,716	67	0.40
FHLB stock	5,398	4	0.10	5,398	—	0.00

Total interest-earning assets	295,137	10,048	4.55	304,184	10,434	4.59

Interest-bearing liabilities:
NOW accounts	73,969	213	0.38	76,121	355	0.62
Regular savings	52,746	158	0.40	41,809	167	0.53
Money market accounts	35,548	177	0.66	36,782	178	0.65
Certificates of deposit	101,209	1,012	1.34	112,295	1,561	1.86
FHLB advances and other	14,343	301	2.81	14,698	363	3.31
Subordinated debentures	3,609	53	1.93	3,609	54	2.00

Total interest-bearing deposits	$281,424	1,914	0.91	$285,314	2,678	1.25

Net interest income		$8,134			$7,756

Net interest spread			3.64%			3.34%

Net interest income to average interest-earning assets			3.68%			3.41%

(1)	The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.

Interest Income. Interest income decreased $386,000, or 3.7%, to $10.0 million for the nine months ended September 30, 2011, compared to $10.4 million for the comparable prior year period. The average yield on interest-earning assets decreased 4 basis points to 4.55% for the nine months ended September 30, 2011 from 4.59% for the comparable prior year period. In addition, average interest-earning assets decreased $9.0 million to $295.1 million for the nine months ended September 30, 2011 compared to $304.2 million for the nine months ended September 30, 2010.

Interest and fees on loans decreased $256,000, or 2.8%, to $8.9 million for the nine months ended September 30, 2011, compared to $9.1 million for the comparable prior year period. This decrease resulted from a decrease in the average balance of loans of $14.1 million to $219.7 million for the nine months ended September 30, 2011 from $233.7 million for the comparable prior year period. Partially offsetting this decrease was an increase in the average yield on loans of 18 basis points to 5.39% for the nine months ended September 30, 2011 from 5.21% for the comparable prior year period. Interest on taxable securities decreased $66,000 for the nine months ended September 30, 2011 compared to the comparable prior year period. This decrease is primarily due to a decrease in the average yield on taxable securities of 99 basis points to 2.80% for the nine months ended September 30, 2011 from 3.79% for the comparable prior year period. This decrease was partially offset by an increase in the average balance of taxable securities of $7.4 million to $37.0 million for the nine months ended September 30, 2011 from $29.6 million for the nine months ended September 30, 2010.

Interest Expense. Interest expense decreased by $764,000, or 28.5%, to $1.9 million for the nine months ended September 30, 2011, from $2.7 million for the nine months ended September 30, 2010. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities of 34 basis points to 0.91% for the nine months ended September 30, 2011 from 1.25% for the comparable prior year period. In addition, the average balance of interest-bearing liabilities decreased $3.9 million to $281.4 million for the nine months ended September 30, 2011 from $285.3 million for the comparable prior year period. Interest expense resulting from Federal Home Loan Bank advances, subordinated debentures and other borrowings decreased $63,000 during the nine months ended September 30, 2011. The average balance on these borrowings decreased $355,000 to $18.0 million for the nine months ended September 30, 2011 from $18.3 million for the comparable prior year period. In addition, there was a decrease in the average cost on these borrowings of 42 basis points to 2.63% for the nine months ended September 30, 2011 from 3.05% for the comparable period in 2010.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses increased $378,000, or 4.9%, to $8.1 million for the nine months ended September 30, 2011 compared to $7.8 million for the comparable period in 2010. The Company’s net interest margin expressed as a percentage of average interest-earning assets increased to 3.68% for the nine months ended September 30, 2011 as compared to 3.41% for the nine months ended September 30, 2010. The yield on average interest-earning assets decreased 4 basis points to 4.55% for the nine months ended September 30, 2011 from 4.59% for the comparable period ended September 30, 2010. The yield on average loans increased to 5.39% for the nine months ended September 30, 2011 from 5.21% for the nine months ended September 30, 2010. In addition, there was a 34 basis point decrease in the cost of average interest-bearing liabilities to 0.91% for the nine months ended September 30, 2011 as compared to 1.25% for the comparable 2010 period.

Provision for Loan Losses. The Bank’s provision for loan losses decreased to $2.9 million for the nine months ended September 30, 2011 from $4.8 million for the comparable period in 2010. The decrease in the provision was the result of management’s quarterly analysis of the allowance for loan loss. At September 30, 2011, December 31, 2010 and September 30, 2010, nonperforming loans totaled $13.5 million, $20.3 million and $20.8 million, respectively. At September 30, 2011, the ratio of the allowance for loan losses to nonperforming loans was 50.0% compared to 37.8% at December 31, 2010 and 21.1% at September 30, 2010. The ratio of the allowance to total loans was 3.12%, 3.35% and 1.93%, at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.

Nonperforming loans decreased $6.8 million, or 33.3%, to $13.5 million at September 30, 2011 from $20.3 million at December 31, 2010. The largest component of nonperforming loans is residential real estate loans, which increased $1.0 million, or 14.7%, to $7.9 million, or 58.7% of total nonperforming loans, at September 30, 2011, from $6.9 million, or 34.1% of total nonperforming loans at December 31, 2010. Nonperforming real estate construction loans decreased $7.1 million, or 72.2%, to $2.7 million at September 30, 2011 from $9.8 million at December 31, 2010. In addition, nonperforming commercial real estate loans decreased $257,000, or 24.4%, to $795,000 at September 30, 2011 from $1.1 million at December 31, 2010. Charge-offs, net of recoveries, totaled $3.8 million for the nine months ended September 30, 2011 compared to $5.2 million for the nine months ended September 30, 2010. Nonperforming loans are loans that are ninety days past due and placed on nonaccrual status. Management continues to take aggressive actions in identifying and disposing of problem credits.

Noninterest Income

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$323	$383	$(60)	(15.67%)
Gain on sale of loans	467	569	(102)	(17.93)
Gain on sale of securities	104	112	(8)	(7.14)
Write-down on other real estate owned	(255)	(185)	(70)	(37.84)
Gain on sale of foreclosed assets	(28)	50	(78)	(156.00)
Other non-interest income	809	573	236	41.19

Total non-interest income	$1,420	$1,502	$(82)	(5.46)

Noninterest income totaled $1.4 million and $1.5 million for the nine months ended September 30, 2011 and 2010, respectively. Gain on sale of securities decreased $8,000 to $104,000 for the nine months ended September 30, 2011 compared to $112,000 for the comparable prior year period. Gain on sale of loans decreased $102,000 to $467,000 for the nine months ended September 30, 2011 from $569,000 for the comparable prior year period. Other non-interest income increased $236,000 to $809,000 for the nine months ended September 30, 2011 from $573,000 for the nine months ended September 30, 2010. This increase is primarily due to rents received on real estate held for investment and other foreclosed assets. In addition, write-downs on other real estate owned increased $70,000 to $255,000 for the nine months ended September 30, 2011 from $185,000 for the comparable prior year period.

Noninterest Expense

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$4,264	$4,177	$87	2.08%
Net occupancy and equipment expense	1,037	1,019	18	1.77
Data processing expense	889	820	69	8.42
Advertising and promotions	188	210	(22)	(10.48)
Professional fees	770	619	151	24.39
FDIC insurance premiums	829	555	274	49.37
Other real estate owned expenses	394	351	43	12.25
Other operating expenses	939	928	11	1.19

Total non-interest expenses	$9,310	$8,679	$631	7.27

Noninterest expense increased by $631,000 to $9.3 million for the nine months ended September 30, 2011 from $8.7 million for the comparable prior year period. Salaries and employee benefits expenses increased by $87,000, or 2.1%, to $4.3 million for the nine months ended September 30, 2011. This increase is partially the result of a $33,000 increase in health insurance costs. Professional fees, including legal expenses, increased by $151,000 to $770,000 for the nine months ended September 30, 2011. This increase is primarily due to higher legal fees associated with foreclosure actions. In addition, other real estate owned expenses increased to $394,000 for the nine months ended September 30, 2011 compared to $351,000 for the prior year period. Other operating expenses, including occupancy, data processing, and marketing and advertising expenses, increased by a net $65,000, or 3.2%, to $2.1 million for the nine months ended September 30, 2011 from $2.0 million for the prior year period. Of this increase, $69,000 is related to increases in data processing expense, which is primarily due to increased volume of clients utilizing the Bank’s on-line banking product. This increase was partially offset by lower marketing and advertising expenses, which decreased $22,000. Finally, FDIC insurance premiums increased by $274,000, or 49.4%, to $829,000 for the nine months ended September 30, 2011 compared to $555,000 for the prior year period. This increase is primarily due to a downgrade in the Bank’s risk category as determined by the FDIC. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Benefit. The Company recorded an income tax benefit of $482,000 for the nine months ended September 30, 2011, despite a $2.6 million pre-tax loss during that period due to the establishment of a valuation allowance against a portion of the Company’s deferred tax assets. Under generally accepted accounting principles, income tax benefits and the related tax assets are only allowed to be recognized if they will more likely than not be fully utilized. In each future accounting period, the Company’s management will consider both positive and negative evidence when considering the ability of the Company to utilize its net deferred tax asset. Any subsequent reduction in the valuation allowance would lower the amount of income tax expense recognized in the Company’s consolidated statements of operations in future periods. However, if operating losses continue into the future, there can be no guarantee that an additional valuation allowance against the deferred tax assets will not be necessary. Income tax benefit totaled $1.9 million for the nine months ended September 30, 2010.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company’s primary source of funds is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is generally restricted under applicable law to net profits in the current year plus those for the previous two years. At September 30, 2011, the Company had liquid assets of $961,000.

Contractual Obligations

The following table discloses contractual obligations of the Company as of September 30, 2011:

(Dollars in Thousands)	2011	2012	2013	2014	2015	2016 and after	Total
Federal Home Loan Bank advances	$2,000	$2,000	$4,500	$2,500	$2,000	$—	$13,000
Other borrowing	—	1,300	—	—	—	—	1,300
Subordinated debentures	—	—	—	—	—	3,609	3,609
Data Processing (1), (2)	146	601	—	—	—	—	747

Total	$2,146	$3,901	$4,500	$2,500	$2,000	$3,609	$18,656

(1)	Estimated contract amount based on transaction volume. Actual expense was $712,000 and $590,000 in 2010 and 2009, respectively.
(2)	Contract expires September 30, 2013.

Off-Balance-Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see Note 16 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 31, 2011. We currently have no plans to engage in hedging activities in the future. For the year ended December 31, 2010 and for the nine months ended September 30, 2011, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the nine months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL SHARES, INC.
(Registrant)

/s/ Scott W. Hamer
Scott W. Hamer
Dated: November 14, 2011
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Eric J. Wedeen
Eric J. Wedeen
Dated: November 14, 2011
Chief Financial Officer
(Principal Financial Officer)