Form 10-K
period 2011-12-31
COMMUNITY FINANCIAL SHARES INC
filed 2012-06-22
CIK 1123735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $4,581,000 based upon the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 13, 2012
Common Stock, no par value per share	1,245,267 shares

DOCUMENTS INCORPORATED BY REFERENCE

None

Forward-Looking Statements

Community Financial Shares, Inc. (“the Company”) from time to time includes forward-looking statements in its oral and written communications. The Company may include forward-looking statements in filings with the Securities and Exchange Commission, such as this Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, in other written materials and in oral statements made by senior management to analysts, investors, representatives of the media and others. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and the Company is including this statement for purposes of these safe harbor provisions. Forward-looking statements can often be identified by the use of words like “estimate,” “project,” “intend,” “anticipate,” “expect” and similar expressions. These forward-looking statements include:

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

•

Our ability to comply with the requirements of the consent order we have entered into with the Federal Deposit Insurance Corporation and Illinois Department of Financial and Professional Regulation and the mandatory provisions of 12 U.S.C. § 1831o and 12 C.F.R. § 325 (subpart B), as well as the effect of further changes to our regulatory ratings or capital levels under the regulatory framework for prompt corrective action or the imposition of additional enforcement action by regulatory authorities upon the Company or its wholly owned subsidiary as a result of our inability to comply with applicable laws, regulations, regulatory orders and agreements;

•	Our ability to utilize our net deferred tax assets in future periods;

•	Our ability to effectively manage market risk, credit risk and operational risk;

•	The ability of the Company to compete with other financial institutions as effectively as the Company currently intends due to increases in competitive pressures in the financial services sector;

•	The inability of the Company to obtain new customers and to retain existing customers;

•	The timely development and acceptance of products and services including services, products and services offered through alternative delivery channels such as the Internet;

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

The Order requires the Bank to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets within 120 days. At December 31, 2011, these capital ratios were 3.3% and 6.1%, respectively. As a result, the Bank is currently deemed to be “undercapitalized” pursuant to the regulatory framework for prompt corrective action and is subject to the mandatory provisions of 12 U.S.C. § 1831o and 12 C.F.R. § 325 (subpart B). These provisions include, among other things, a requirement that the Bank submit a capital restoration plan to the FDIC and restrictions on the Bank’s asset growth, acquisitions, new activities, new branches, payment of dividends, declaration of capital distributions and management fees. We are actively working to comply with these new requirements, which may require us to raise capital. Our ability to raise additional capital is contingent on the current capital markets and on our financial performance.

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

Report of Independent Registered Public Accounting Firm and Going Concern Consideration

The report of the Company’s independent registered public accounting firm for the year ended December 31, 2011 contains an explanatory paragraph as to the Company’s ability to continue as a going concern primarily because (i) the Company reported significant losses during 2011 and 2010 and (ii) the Company has not sufficiently demonstrated its ability to meet the capital requirements set forth in the Order (See note 11) or its ability to meet its obligations under a loan agreement that it has entered into with an unaffiliated third party lender.

The losses reported by the Company during 2011 and 2010 were primarily due to large provisions for loan losses and the establishment of valuation allowances against the Company’s deferred tax asset. Prior to sustaining these losses, the Company had a history of profitable operations. The Company’s return to profitable operations is contingent in part on the economic recovery in its market area and the stability of collateral values of the real estate that secures many of its loans. It is difficult to predict when the local economy will fully recover and the impact of that recovery on the Company’s operations. Therefore, the Company cannot predict the timing of its return to profitable operations.

In addition, the Company remains subject to the provisions of the Order and a loan agreement that it has entered into with an unaffiliated third party lender. The Order requires the Bank to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets. The Company’s loan with the unaffiliated third party, which had a fixed rate of 6.0% and an outstanding balance of $1.3 million at December 31, 2011, is secured by all of the outstanding capital stock of the Bank. As of December 31, 2011, the Company has made all required interest payments on the outstanding principal amounts on a timely basis. As a condition of the Company’s loan agreement, the Bank must maintain a nonperforming assets-to-tangible-capital ratio of not more than 65% measured quarterly and not incur a net loss of more than $250,000 for the calendar year ended December 31, 2010. As of December 31, 2011, the Company was not in compliance with the debt covenants set forth in the loan agreement. On May 3, 2012, the Company and the lender entered into a forbearance agreement pursuant to which the lender agreed to accept $900,000, plus accrued interest, attorney’s fees and other costs, as full satisfaction of the indebtedness provided that such payment are made by the Company to the lender on or before July 30, 2012. In addition, upon receipt of the payment, all of the liens on and security interests in favor of the lender under the loan documents shall be automatically terminated and released and all indebtedness shall be deemed fully satisfied. See Note 8 for additional information regarding the third party loan.

The Company has evaluated all options to increase its capital levels and is currently engaged in preliminary negotiations with various third parties regarding the raising of additional capital. If the Company cannot raise additional capital, it may not be able to sustain further deterioration in its financial condition and other regulatory actions may be taken. As of the date of the report of the Company’s independent registered public accounting firm, the Company has not entered into a definitive agreement regarding the raising of additional capital and no assurances can be made that the Company will ultimately enter into such an agreement. Although not currently planned, realization of assets in other than the ordinary course of business in order to meet liquidity needs could incur losses not reflected in the Company’s audited financial statements.

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

The Company’s loan portfolio by major category as of December 31 for each of the past five years is shown below.

	2011	2010	2009	2008	2007
			(In thousands)
Real estate
Commercial	$94,513	$94,356	$99,416	$84,103	$87,746
Construction	4,361	15,435	21,341	31,243	39,016
Residential	21,054	25,964	25,424	18,790	21,279
Home Equity	59,176	66,243	63,758	59,727	51,498

Total real estate	179,104	201,998	209,939	193,863	199,539
Commercial	26,203	25,572	25,907	27,175	28,228
Consumer	1,392	1,399	1,662	1,762	1,895

Total loans	206,699	228,969	237,508	222,800	229,662
Deferred loan costs, net	265	317	276	115	44
Allowance for loan losses	(8,854)	(7,679)	(4,812)	(3,300)	(1,970)

Loans, net	$198,110	$221,607	$232,972	$219,615	$227,736

Loan Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of total loans outstanding as of December 31, 2011 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

	Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$18,942	$6,413	$848	$26,203
Real Estate	26,894	93,572	58,526	178,992
Consumer	422	1,082	—	1,504

Totals	$46,258	$101,067	$59,374	$206,699

Below is a schedule of loan amounts maturing or re-pricing, classified according to sensitivity to changes in interest rates, as of December 31, 2011.

	Interest Sensitivity
	Fixed Rate	Variable Rate	Total
	(Dollars in thousands)
Due within three months	$10,415	$3,904	$14,319
Due after three months but within one year	15,115	16,223	31,338
Due after one but within five years	86,174	15,052	101,226
Due after five years	9,796	50,020	59,816

Total	$121,500	$85,199	$206,699

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

In addition to loans originated for the secondary market, the Bank has portfolio loans secured by one-to-four family residential real estate that totaled approximately $21.1 million, or 10.2% of the Bank’s total loan portfolio, as of December 31, 2011.

Commercial Real Estate Lending. Loans secured by commercial real estate totaled approximately $94.5 million, or 45.7% of the Bank’s total loan portfolio, at December 31, 2011. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the property. Such appraised value is generally determined by independent appraisers previously approved by the Board of Directors of the Bank.

The Bank’s commercial real estate loans are permanent portfolio loans secured by improved property such as office buildings, retail stores, warehouses, churches, and other non-residential buildings. Of the commercial real estate loans outstanding at December 31, 2011, most are secured by properties located within 10 miles of the Bank’s offices in Wheaton and Glen Ellyn and were made to local customers of the Bank. In addition, borrowers generally must personally guarantee loans secured by commercial real estate. Commercial real estate loans generally have a 10 to 25 year amortization period and are made at rates based upon competitive local market rates, specific loan risk, and structure usage and type. Such loans generally have a five-year maturity.

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

At December 31, 2011, the Bank had $4.4 million in construction loans outstanding, which represented 2.1% of the Bank’s loan portfolio at such date. The Bank presently charges both fixed and variable interest rates on construction and end loans. Loans, with proper credit, may be made for up to 80% of the anticipated value of the property upon completion. Funds are usually disbursed based upon percentage of completion generally verified by an on-site inspection by Bank personnel and generally through a local title company construction escrow account.

Consumer Lending. As a community-oriented lender, the Bank offers consumer loans for any worthwhile purpose. Although the Bank offers signature unsecured loans, consumer loans are generally secured by automobiles, boats, mobile homes, stocks, bonds, and other personal property. Consumer loans totaled $1.4 million, or 0.7% of the Bank’s total loan portfolio, at December 31, 2011. Consumer loans generally have higher yields than residential mortgage loans since they involve a higher credit risk and smaller volumes with which to cover basic costs.

Home Equity Lending. Home equity loans are generally made not to exceed 80% of the first and second combined mortgage loan to value. These loans generally made for ten-year terms and are generally revolving credit lines with minimum payment structures of interest only. The interest rate on these lines of credit adjusts at a rate based on the prime rate of interest. Additionally, the Bank offers five-year amortizing fixed rate home equity balloon loans for those who desire to limit interest rate risk. At December 31, 2011, the outstanding home equity loan balance was $59.2 million, or 28.6% of the Bank’s total loan portfolio.

Commercial Lending. The Bank actively engages in general commercial lending within its market area. These loans are primarily revolving working capital lines, inventory loans, and equipment loans. The commercial loans are generally based on serving the needs of small businesses in the Bank’s market area while limiting the Bank’s business risks to reasonable lending standards. Commercial loans are made with both fixed and adjustable rates and are generally secured by equipment, accounts receivable, inventory, and other assets of the business. Personal guarantees generally support these credit facilities. The Bank also provides commercial and standby letters of credit to assist small businesses in their financing of special purchasing or bonding needs. Standby letters of credit outstanding at December 31, 2011 totaled $273,000. Commercial loans totaled approximately $26.2 million, or 12.7% of the Bank’s total loan portfolio, at December 31, 2011.

Loan Concentration

At December 31, 2011, the Company did not have any concentration of loans exceeding 10% of total loans which are otherwise not disclosed. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

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

The allowance for loan losses was $8.9 million, representing 4.3% of total loans, as of December 31, 2011, compared to an allowance of $7.7 million, or 3.4% of total loans, at December 31, 2010 and $4.8 million, or 2.0% of total loans, at December 31, 2009. The increase in the provision was the result of management’s quarterly analysis of the allowance for loan losses. Management believes that, based on information available at December 31, 2011, the Bank’s allowance for loan losses was adequate to cover probable incurred losses inherent in its loan portfolio at that time. However, no assurances can be given that the Bank’s level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic or other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance. In addition, the FDIC and IDFPR, as an integral part of their examination processes, periodically review the Bank’s allowance for loan losses and may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management. Any material increase in the allowance for loan losses may adversely affect our financial condition, results of operations and our ability to comply with the Order.

The following table details the component changes in the Company’s allowance for loan losses for each of the past five years:

	Amount as of December 31, (Dollars in thousands)
	2011	2010	2009	2008	2007
Net Total Loans at Year-end	$198,110	$221,607	$232,972	$219,615	$227,736
Average daily balances for loans for the year	218,259	232,467	228,676	225,245	205,326
Allowance for loan losses at beginning of period	$7,679	$4,812	$3,300	$1,970	$1,549
Loan charge-offs during the period
Commercial	(109)	(1,281)	(5)	(771)	(14)
Commercial real estate	(396)	(3,647)	(774)	0	0
Construction	(2,812)	0	0	0	0
Residential	(872)	(141)	(36)	0	0
Real Estate	0	0	0	(125)	0
Home equity line of credit	(813)	(428)	0	0	0
Consumer	(8)	(15)	(22)	(9)	0

Total Charge-offs	(5,010)	(5,512)	(837)	(905)	(14)
Loan recoveries during the period
Commercial	2	22	4	20	15
Home equity line of credit	3	0	0	0	0
Consumer	9	17	1	0	0

Total recoveries	14	39	5	20	15

Net recoveries (charge-offs)	(4,996)	(5,473)	(832)	(885)	1
Provision charged to expense	6,171	8,340	2,344	2,215	420

Allowance for loan losses at end of period	$8,854	$7,679	$4,812	$3,300	$1,970

Ratio of net recoveries/(charge-offs) during the period to average loans outstanding	(2.29%)	(2.35%)	(0.36%)	(0.39%)	0.00%
Allowance for loan losses to loans outstanding at year-end	4.28%	3.35%	2.03%	1.48%	0.86%

Allocation of the Allowance for Loan Losses

Presented below is an analysis of the composition of the allowance for loan losses and percent of loans in each category to total loans as of the dates indicated:

	2011		2010		2009
	(Dollars in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent
Balance at December 31:
Commercial and industrial (1)	$2,463	27.8%	$791	10.2%	$762	15.8%
Real estate mortgage (2)	4,171	47.1	5,075	56.5	2,863	59.5
HELOC	1,398	15.8	838	12.3	389	8.1
Residential	803	9.1	661	8.0	770	16.0
Individuals’ loans for household and other personal expenditures, including other loans	19	0.2	19	0.3	24	0.5
Unallocated	—	—	295	12.7	4	0.1

Totals	$8,854	100.0%	$7,679	100.0%	$4,812	100.0%

(1)	Category also includes lease financing, loans to financial institutions, tax-exempt loans, agricultural production financing and other loans to farmers and construction real estate loans.
(2)	Category includes commercial and farmland.

One measurement used by management in assessing the risk inherent in the loan portfolio is the level of nonperforming loans. Nonperforming loans are comprised of non-accrual loans and other loans 90 days or more past due. Nonperforming loans and other assets were as follows at the dates indicated.

	At December 31,
	(Dollars in thousands)
	2011	2010	2009	2008	2007
Non-accrual loans	$7,220	$11,595	$14,555	$2,725	$62
Non-accrual restructured loans	6,579	8,699	—	—	—
Other loans 90 days past due	—	—	480	32	635

Total nonperforming loans	13,799	20,294	15,035	2,757	697
Other real estate owned	9,265	3,008	2,396	198	—

Total nonperforming assets	$23,064	$23,302	$17,431	$2,955	$697

Accruing restructured loans	$2,295	$6,090	$12,358	—	—
Nonperforming loans to total loans	6.68%	8.86%	6.33%	1.24%	0.30%
Allowance for loan losses
To nonperforming loans	64.16%	37.84%	32.00%	119.70%	282.64%
Total nonperforming assets
To total stockholders’ equity	318.1%	131.2%	69.92%	17.79%	3.77%
Total nonperforming assets
To total assets	7.01%	6.71%	5.11%	1.01%	0.23%

At December 31, 2011, nonperforming assets consisted of $13.8 million of nonaccrual loans and other real estate owned of $9.3 million. The largest component of nonperforming loans was commercial real estate loans, which represented $4.7 million, or 34.2%, of total nonperforming loans at December 31, 2011. At December 31, 2011, residential mortgage loans totaled $4.2 million, or 30.3%, of total nonperforming loans, home equity lines of credit totaled $2.7 million, or 19.4%, of total nonperforming loans, and construction loans totaled $2.2 million, or 15.8%, of total nonperforming loans. The ratio of the allowance for loan losses to nonperforming loans was 64.2% as of December 31, 2011 as compared to 37.8% as of December 31, 2010.

The Bank would have recorded interest income of $1.2 million for the year ended December 31, 2011 had non-accrual loans and troubled debt restructurings been current in accordance with their original terms.

Other real estate owned (“OREO”) increased $6.3 million to $9.3 million at December 31, 2011 from $3.0 million at December 31, 2010. At December 31, 2011, OREO consisted of 20 properties that were acquired through foreclosure or deed in lieu of foreclosure. Included in the total are 13 residential properties, six commercial real estate properties and a parcel of land.

The provision for loan losses for the year ended December 31, 2011 totaled $6.2 million, which represents a $2.2 million decrease from the provision for loan losses for the year ended December 31, 2010. This decrease in the provision is the result of management’s quarterly analysis of the allowance for loan losses. Levels of nonperforming loans are considered manageable at year end 2011. Total nonperforming loans as a percentage of total loans totaled 6.68% at December 31, 2011 compared to 8.86% at December 31, 2010. Based on its analysis of the loan portfolio risks discussed above, including historical loss experience and levels of nonperforming loans, management believes that the allowance for loan losses is adequate at December 31, 2011 to cover any potential losses.

Net charge-offs for the years ended December 31, 2011 and 2010 totaled $5.0 million and $5.5 million, respectively. The charge-offs during 2011 and 2010 were primarily the result of recent recessionary economic conditions and the weakened economic environment’s impact upon smaller businesses within the Company’s primary market area. In 2005 management formed a credit quality committee that was charged with monitoring problem credits and directing their resolution. The committee has been successful in identifying existing problem credits and meets on a monthly basis to monitor troubled credits. The Company’s management believes that as of December 31, 2011 any past problems which resulted from weaknesses in processes have been identified and addressed.

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

	2011	2010	2009
U.S. Government Agencies	$9,041	$11,801	$17,691
Mortgage-backed Securities	21,665	18,198	11,131
States and Political Subdivisions	12,926	12,868	15,339
Agency Preferred Stock	25	11	20
SBA Guaranteed Pool	274	297	363

Total Investment Securities	$43,931	$43,175	$44,544

The following table shows the weighted average yield for each security group by term to final maturity as of December 31, 2011.

Security Type	Less than 1 year	Yield	1 to 5 years	Yield	5 to 10 years	Yield	Over 10 years	Yield
U.S. Government Agencies	$0	0.00%	$0	0.00%	$1,009	3.00%	$8,032	2.09%

Mortgage-Backed Securities	0	0.00%	29	4.12%	571	1.76%	21,065	2.56%

States and Political Subdivisions(1)	32	4.00%	1,040	6.17%	867	7.20%	10,987	5.74%

Agency Preferred Stock	0	0.00%	0	0.00%	0	0.00%	25	0.00%

SBA Guaranteed Pool	0	0.00%	0	0.00%	184	2.53%	90	2.48%

Total Investment Securities	$32	4.00%	$1,069	6.11%	$2,631	4.08%	$40,199	3.34%

[1]	Fully taxable equivalent

At December 31, 2011, the Company did not own any security of any one issuer where the aggregate carrying value of such securities exceeded 10 percent of the Company’s stockholders’ equity, except for certain debt securities of the U.S. Government agencies and corporations.

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

At December 31, 2011, the Bank’s deposits totaled $301.1 million, or 93.6% of interest-bearing liabilities. This represents a decrease from December 31, 2010 when the Bank’s deposits of $309.1 million represented 93.8% of interest-bearing liabilities. For the year ended December 31, 2011, the average balance of core deposits (savings, NOW, money market and non-interest bearing accounts) totaled $196.9 million, or 66.5% of total average deposits, compared to $186.0 million, or 62.5% of total average deposits, for the year ended December 31, 2010. Although the Bank has a significant portion of its deposits in core deposits, management monitors activity on the Bank’s core deposits and, based on historical experience and the Bank’s current pricing strategy, believes that the Bank will continue to retain a large portion of such accounts.

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

	At December 31, 2011		At December 31, 2010
	(Dollars in thousands)
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Noninterest-bearing accounts	$36,324	—%	$34,047	—%
NOW accounts	75,524	0.38%	80,282	0.58%
Regular savings accounts	55,026	0.40%	50,793	0.51%
Money market accounts	41,907	0.67%	34,560	0.65%
Certificates of deposit	92,320	1.31%	109,398	1.76%

Total deposits	$301,101	0.66%	$309,080	0.96%

The following table shows the maturity schedule for the Company’s time deposits of $100,000 or more as of December 31, 2011 and December 31, 2010.

	2011	2010
	(In thousands)
Three months or less	$10,161	$15,483
Three months through six months	5,093	9,759
Six months through twelve months	11,659	15,876
Over twelve months	11,288	9,146

	$38,201	$50,264

Personnel

As of December 31, 2011, the Company and its subsidiaries had a total of 75 full-time employees and 17 part-time employees. This compares to 77 full-time and 17 part-time employees as of December 31, 2010. None of these employees are subject to a collective bargaining agreement. We believe our relationship with our employees is good.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted on July 21, 2010, restructured the regulation of depository institutions. The Dodd-Frank Act contains several provisions that will continue to have a direct impact on the operations of the Company and the Bank. The legislation contains changes to the laws governing, among other things, FDIC assessments, mortgage originations, holding company capital requirements and risk retention requirements for securitized loans. The Dodd-Frank Act also provided for the creation of a new agency, the Consumer Financial Protection Bureau, as an independent bureau of the Federal Reserve Board, to take over the implementation of federal consumer financial protection and fair lending laws from the depository institution regulators. However, institutions of $10 billion or fewer in assets continue to be examined for compliance with such laws and regulations by, and subject to the primary enforcement authority of, the prudential regulator rather than the Consumer Financial Protection Bureau. Much of the legislation requires implementation through regulations and, accordingly, a complete assessment of its impact on the Company and the Bank are not yet possible since such regulations have not yet been issued. However, the enactment of the legislation is likely to increase regulatory burdens and costs for us and have a material impact on our operations.

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

Under the Federal Deposit Insurance Corporation’s previous risk-based assessment system, insured institutions were assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depended upon the category to which it is assigned and, effective April 1, 2009, assessment rates range from seven to 77.5 basis points. On February 7, 2011, the FDIC approved a final rule that implemented changes to the deposit insurance assessment system mandated by the Dodd-Frank Act. The final rule, which became effective on April 1, 2011, revised the base on which deposit insurance assessments are charged from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. Under the final rule, insured depository institutions are required to report their average consolidated total assets on a daily basis, using the regulatory accounting methodology established for reporting total assets. For purposes of the final rule, tangible equity is defined as Tier 1 capital.

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

Capital Requirements

The Federal Reserve Board and the FDIC have established guidelines for risk-based capital of bank holding companies and banks. These guidelines establish a risk adjusted ratio relating total capital to risk-weighted assets and off-balance-sheet exposures. These capital guidelines primarily define the components of capital, categorize assets into different risk classes, and include certain off-balance-sheet items in the calculation of capital requirements. Generally, Tier 1 capital consists of shareholders’ equity less intangible assets and unrealized gain or loss on securities available for sale, and Tier 2 capital consists of Tier 1 capital plus qualifying loan loss reserves. The agencies also apply leverage requirements which establish a required ratio of Tier 1 capital to total adjusted assets. On January 21, 2011, the Bank entered into a Stipulation and Consent Order with the Federal Deposit Insurance Corporation and the Illinois Department of Financial and Professional Regulation. The Order requires the Bank to achieve Tier 1 capital at least equal to 8.0% of total assets and total capital at least equal to 12.0% of risk-weighted assets within 120 days of the order. As of December 31, 2011 these ratios totaled 3.3% and 6.1%, respectively.

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

Item 1A. Risk Factors

An investment in the Company’s common stock involves a number of risks. We urge you to read all of the information contained in this annual report on Form 10-K. In addition, we urge you to consider carefully the following factors before you invest in shares of the registrant’s common stock. You should carefully consider the following risks in light of our current operating environment and regulatory status. The occurrence of any of the events described below could materially adversely affect our liquidity, results of operations and financial condition and our ability to continue as a going concern.

We believe substantial doubt exists as to our ability to continue as a going concern unless we are able to raise additional capital. However, that capital may not be available and, without additional capital, we will be required to pursue alternative courses such as selling assets or seeking potential acquisition partners.

Due to the conditions and events discussed throughout this Annual Report on Form 10-K, we believe substantial doubt exists as to our ability to continue as a going concern. The Company has evaluated all options to increase its capital levels and is currently engaged in preliminary negotiations with various third parties regarding the raising of additional capital. If the Company cannot raise additional capital, it may not be able to sustain further deterioration in its financial condition and other regulatory actions may be taken. As of the date of this Annual Report on Form 10-K, the Company has not entered into a definitive agreement regarding the raising of additional capital and no assurances can be made that the Company will ultimately enter into such an agreement.

A return to recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Following a national home price peak in mid-2006, falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in early 2007, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter. Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. Concerns over the United States’ credit rating (which was recently downgraded by Standard & Poor’s), the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy.

A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Our provision for loan losses has increased substantially during recent years and we may be required to make further additions to our allowance for loan losses and to charge-off additional loans in the future, especially due to our level of nonperforming assets. Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

Our allowance for loan losses was $8.9 million, representing 4.3% of total loans, as of December 31, 2011, compared to an allowance of $7.7 million, or 3.4% of total loans, at December 31, 2010 and $4.8 million, or 2.0% of total loans, at December 31, 2009. Our nonperforming assets have also increased to $23.1 million, or 7.1% of total assets, at December 31, 2011 from $23.3 million, or 6.7% of total assets, at December 31, 2010. The increase in nonperforming assets was primarily due to the weakened economy and the softening real estate market and the impact of such on our borrowers and the properties securing our loans. If the economy and/or the real estate market remains unchanged or further weakens, we may be required to add further provisions to our allowance for loan losses as nonperforming assets could continue to increase or the value of the collateral securing loans may be insufficient to cover any remaining net loan balance, which could have a negative effect on our results of operations.

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

The Order specifies certain timeframes for meeting these requirements, and we must furnish periodic progress reports to the FDIC and IDFPR regarding our compliance with the provisions of the Order. Specifically, the Order requires the Bank to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets within 120 days. At December 31, 2011, these capital ratios were 3.3% and 6.1%, respectively. As a result, the Bank is currently deemed to be “undercapitalized” pursuant to the regulatory framework for prompt corrective action and is subject to the mandatory provisions of 12 U.S.C. § 1831o and 12 C.F.R. § 325 (subpart B). These provisions include, among other things, a requirement that the Bank submit a capital restoration plan to the FDIC and restrictions on the Bank’s asset growth, acquisitions, new activities, new branches, payment of dividends, declaration of capital distributions and management fees.

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

Under the terms of the Order, we are required to develop and adopt a plan that requires the Bank to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets within 120 days of the date of the Order. This may require that we raise additional capital. At December 31, 2011, these capital ratios were 3.3% and 6.1%, respectively. Our ability to raise any additional capital is contingent on the current capital markets and on our financial performance. Available capital markets are not currently favorable and we do not anticipate any material improvement in these markets in the near term. Accordingly, we cannot be certain of our ability to raise additional capital on any terms. If we cannot raise additional capital and/or continue to down-size operations, we may experience further deterioration in our financial condition and other regulatory actions may be taken by the FDIC and IDFPR.

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

Our ability to fully utilize our net deferred tax assets in future periods could be impaired, which will negatively impact our financial condition and results of operations.

At December 31, 2011, our net deferred tax assets totaled zero as of December 31, 2011 as compared to $5.2 million as of December 31, 2010. During the year ended December 31, 2011, our management determined that realization of a portion of our net deferred tax assets was more likely than not to occur. As a result, we incurred a non-cash income tax expense of $7.1 million related to a valuation allowance on deferred tax assets in 2011. If we are unable to continue to generate, or demonstrate that we can continue to generate, sufficient taxable income in the near future, then we may not be able to fully realize the benefits of our deferred tax assets and may be required to recognize an additional valuation allowance if it is more likely than not that some portion of our deferred tax assets will not be realized. In each future accounting period, our management will consider both positive and negative evidence when considering our ability to utilize our net deferred tax assets. Any subsequent reduction in the valuation allowance would lower the amount of income tax expense recognized in our consolidated statements of operations in future periods and would negatively impact our financial condition and results of operations.

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

Short-term market interest rates (which we use as a guide to price our deposits) have until recently risen from historically low levels, while longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin. For the years ended December 31, 2011 and 2010 our net interest margin was 3.64% and 3.42%, respectively. If short-term interest rates rise, and if rates on our deposits re-price upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. During 2008, however, the U.S. Federal Reserve decreased its target for the federal funds rate to a range of zero to 0.25%. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income. For further discussion of how changes in interest rates could impact us, see “Interest Rate Risk” under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Our emphasis on commercial and construction lending may expose us to increased lending risks.

At December 31, 2011, our loan portfolio included $94.5 million, or 45.7% of commercial real estate loans, $4.4 million, or 2.1% of construction loans and $26.2 million, or 12.7% of commercial loans. We intend to continue to increase our emphasis on the origination of commercial type lending. However, this type of loan generally exposes a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

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

The terms governing the issuance of the preferred stock to the U.S. Treasury, which are subject to change, may have an adverse effect on our operations.

The terms of the Securities Purchase Agreement in which we entered into with U.S. Treasury pursuant to the TARP Capital Purchase Program provides that the U.S. Treasury may unilaterally amend any provision of the Securities Purchase Agreement to the extent required to comply with any changes in applicable federal law that may occur in the future. We have no assurances that changes in the terms of the transaction will not occur in the future. Such changes may place restrictions on our business or results of operation, which may adversely affect the market price of our common stock. In addition, the terms of the Securities Purchase Agreement also provide that the U.S. Treasury may appoint two directors to our Board of Directors in the event that we defer dividends on the Series A Preferred Stock for six consecutive quarterly periods. In January 2011, the Company notified the U.S. Treasury that beginning with the February 15, 2011 dividend payment, the Company will defer all payments of dividends on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A for an indefinite period of time.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth information related to the offices from which the Company conducts its business at December 31, 2011. These properties are suitable and adequate for the Company’s business needs.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 1, 2012, the Company’s stock was held by approximately 501 shareholders of record. The Company’s stock is quoted on the Over-the-Counter Electronic Bulletin Board (“OTCBB”) under the symbol “CFIS”. The following table sets forth quarterly high and low sales information reported on the OTCBB for the Company’s common stock for the years ended December 31, 2011 and 2010. These quotes reflect inter-dealer prices without mark-ups, mark-downs or commissions and may not necessarily reflect actual transactions.

Common Stock Price and Dividend History

	High	Low	Dividend (per share)
2011
First Quarter	$6.60	$2.50	$0.00
Second Quarter	5.00	3.50	0.00
Third Quarter	4.45	2.20	0.00
Fourth Quarter	2.40	2.00	0.00

2010
First Quarter	$10.05	$7.75	$0.00
Second Quarter	10.00	8.25	0.00
Third Quarter	9.25	7.05	0.00
Fourth Quarter	7.40	6.00	0.00

Historically, it has been a policy of the Company to pay only small to moderate dividends so as to retain earnings to support growth. However, on October 15, 2008 the board of directors voted to suspend the payment of the quarterly cash dividend on the Company’s common stock in an effort to conserve capital. As a result there were no dividends paid on the common stock of the Company in 2011 or 2010.

The Company’s ability to declare and pay dividends in future periods is contingent upon the Company’s ability to receive dividends from the Bank. The Bank is currently deemed to be “undercapitalized” pursuant to the regulatory framework for prompt corrective action and is subject to the mandatory provisions of 12 U.S.C. § 1831o and 12 C.F.R. § 325 (subpart B). These provisions include, among other things, restrictions on the Bank’s payment of dividends and declaration of capital distributions.

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

The Order requires the Bank to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets within 120 days. At December 31, 2011, these capital ratios were 3.3% and 6.1%, respectively. As a result, the Bank is currently deemed to be “undercapitalized” pursuant to the regulatory framework for prompt corrective action and is subject to the mandatory provisions of 12 U.S.C. § 1831o and 12 C.F.R. § 325 (subpart B). These provisions include, among other things, a requirement that the Bank submit a capital restoration plan to the FDIC and restrictions on the Bank’s asset growth, acquisitions, new activities, new branches, payment of dividends, declaration of capital distributions and management fees.

The Order also required the Bank to take the following actions: ensure that the Bank has competent management in place in all executive officer positions; increase the participation of the Bank’s Board of Directors in the affairs of the Bank and in the approval of sound policies and objectives for the supervision of the Bank’s activities; establish a compliance program to monitor the Bank’s compliance with the Order; increase its allowance for loan losses to $4,728,000 after application of the funds necessary to effect the charge-off of certain adversely classified loans identified in the related Report of Examination of the FDIC and IDFPR (the “ROE”); implement a program for the maintenance of an adequate allowance for loan and lease losses; adopt a written profit plan and a realistic, comprehensive budget for all categories of income and expense for calendar year 2011; charge off from its books and records any loan classified as “loss” in the ROE; adopt a written plan to reduce the Bank’s risk position in each asset in excess of $500,000 which has been classified as “substandard” or “doubtful” in the ROE; cease extending additional credit to any borrower who is already obligated in any manner to the Bank on any extension of credit that has been charged off the books of the Bank or classified as “loss” in the ROE without the prior non-objection of the FDIC; not pay any dividends to the Company without prior regulatory approval; implement procedures for managing the Bank’s sensitivity to interest rate risk; provide the Company with a copy of the Order; and submit quarterly progress reports to the FDIC and IDFPR regarding the Bank’s compliance with the Order.

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

Report of Independent Registered Public Accounting Firm and Going Concern Consideration

The report of the Company’s independent registered public accounting firm for the year ended December 31, 2011 contains an explanatory paragraph as to the Company’s ability to continue as a going concern primarily because (i) the Company reported significant losses during 2011 and 2010 and (ii) the Company has not sufficiently demonstrated its ability to meet the capital requirements set forth in the Order (See note 11) or its ability to meet its obligations under a loan agreement that it has entered into with an unaffiliated third party lender.

The losses reported by the Company during 2011 and 2010 were primarily due to large provisions for loan losses and the establishment of valuation allowances against the Company’s deferred tax asset. Prior to sustaining these losses, the Company had a history of profitable operations. The Company’s return to profitable operations is contingent in part on the economic recovery in its market area and the stability of collateral values of the real estate that secures many of its loans. It is difficult to predict when the local economy will fully recover and the impact of that recovery on the Company’s operations. Therefore, the Company cannot predict the timing of its return to profitable operations.

In addition, the Company remains subject to the provisions of the Order and a loan agreement that it has entered into with an unaffiliated third party lender. The Order requires the Bank to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets. The Company’s loan with the unaffiliated third party, which had a fixed rate of 6.0% and an outstanding balance of $1.3 million at December 31, 2011, is secured by all of the outstanding capital stock of the Bank. As of December 31, 2011, the Company has made all required interest payments on the outstanding principal amounts on a timely basis. As a condition of the Company’s loan agreement, the Bank must maintain a nonperforming assets-to-tangible-capital ratio of not more than 65% measured quarterly and not incur a net loss of more than $250,000 for the calendar year ended December 31, 2010. As of December 31, 2011, the Company was not in compliance with the debt covenants set forth in the loan agreement. On May 3, 2012, the Company and the lender entered into a forbearance agreement pursuant to which the lender agreed to accept $900,000, plus accrued interest, attorney’s fees and other costs, as full satisfaction of the indebtedness provided that such payment are made by the Company to the lender on or before July 30, 2012. In addition, upon receipt of the payment, all of the liens on and security interests in favor of the lender under the loan documents shall be automatically terminated and released and all indebtedness shall be deemed fully satisfied. See Note 8 for additional information regarding the third party loan.

The Company has evaluated all options to increase its capital levels and is currently engaged in preliminary negotiations with various third parties regarding the raising of additional capital. If the Company cannot raise additional capital, it may not be able to sustain further deterioration in its financial condition and other regulatory actions may be taken. As of the date of the report of the Company’s independent registered public accounting firm, the Company has not entered into a definitive agreement regarding the raising of additional capital and no assurances can be made that the Company will ultimately enter into such an agreement. Although not currently planned, realization of assets in other than the ordinary course of business in order to meet liquidity needs could incur losses not reflected in the Company’s audited financial statements.

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

The terms of the Securities Purchase Agreement also provide that the U.S. Treasury may appoint two directors to our Board of Directors in the event that we defer dividends on the Series A preferred stock for six consecutive quarterly periods. On January 14, 2011, the Company was notified by the Federal Reserve Bank of Chicago that the overall condition of the Company and the Bank is less than satisfactory. As a result, the Company notified the Treasury that beginning with the February 15, 2011 dividend payment, the Company will defer all payments of dividends on its Series A preferred stock for an indefinite period of time.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheets and reflects the yield on average earning assets and cost of average interest-bearing liabilities for the years indicated. Such yields and costs are derived by dividing interest income or expense by the average balance of assets or liabilities. The average balance sheet amounts for loans include balances for non-accrual loans. The yields and costs include fees that are considered adjustments to yields.

	2011			2010			2009
(Dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Interest-earning assets:
Federal funds sold	$—	$—	0.00%	$—	$—	0.00%	$—	$—	0.00%
Taxable securities	35,571	989	2.78%	29,504	1,034	3.50%	25,231	1,144	4.52%
Tax-exempt securities	10,010	437	4.36%	12,148	529	4.35%	11,834	506	4.28%
Loans	218,237	11,731	5.38%	232,467	12,137	5.22%	228,676	12,550	5.49%
Interest-bearing deposits	26,840	116	0.43%	24,469	100	0.41%	18,371	49	0.29%
FHLB stock	5,398	5	0.10%	5,398	—	0.00%	5,398	—	0.00%

Total interest-earning assets	296,056	13,278	4.48%	303,986	13,800	4.54%	289,510	14,249	4.92%

Total non-interest-earning assets	32,527			33,753			27,249

Total assets	$328,583			$337,739			$316,759

Interest-bearing liabilities:
Deposits
NOW	$73,545	277	0.38%	$76,068	443	0.58%	$67,609	704	1.04%
Savings	53,241	212	0.40%	43,700	224	0.51%	24,880	40	0.16%
Money market	36,879	248	0.67%	36,080	233	0.65%	41,112	603	1.47%
Time	99,357	1,304	1.31%	111,600	1,965	1.76%	111,521	3,168	2.84%
FHLB advances and other	14,332	399	2.79%	14,648	468	3.19%	18,418	583	3.17%
Federal funds purchased and Repurchase agreements	—	—	0.00%	—	—	0.00%	—	—	0.00%
Subordinated debentures	3,609	71	1.96%	3,609	72	1.98%	3,609	95	2.64%

Total interest-bearing Liabilities	280,963	2,511	0.89%	285,705	3,405	1.19%	267,149	5,193	1.94%

Non-interest-bearing liabilities:	30,579			30,171			28,782
Stockholders’ equity	17,041			21,863			20,828

Total liabilities and stockholders’ equity	$328,583			$337,739			$316,759

Net interest income		$10,767			$10,395			$9,056

Net interest spread			3.59%			3.35%			2.98%
Net interest income to average interest-earning assets			3.64%			3.42%			3.13%

Rate/Volume Analysis. The following table allocates changes in interest income and interest expense in 2011 compared to 2010 and in 2010 compared to 2009 between amounts attributable to changes in rate and changes in volume for the various categories of interest-earning assets and interest-bearing liabilities. The changes in interest income and interest expense due to both volume and rate have been allocated proportionally.

	2011 Compared to 2010			2010 Compared to 2009
(Dollars in thousands)	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
Interest Earning Assets:
Federal funds sold	$0	$0	$0	$0	$0	$0
Taxable securities	(236)	191	(45)	(279)	174	(105)
Tax exempt securities	1	(93)	(92)	10	14	24
Loans receivable	352	(758)	(406)	(619)	205	(414)
FHLB stock and other	13	8	21	30	16	46

Total interest-earning assets	130	(652)	(522)	(858)	409	(449)

Interest-bearing liabilities
Deposits	(777)	(47)	(824)	(2,029)	380	(1,649)
FHLB advances and other borrowed funds	(59)	(10)	(69)	6	(121)	(115)
Subordinated debentures	(1)	0	(1)	(24)	0	(24)

Total int.-bearing liabilities	(837)	(57)	(894)	(2,047)	259	(1,788)

Change in net interest income	$967	$(595)	$372	$1,189	$150	$1,339

Comparison of Financial Condition for the Years Ended December 31, 2011 and December 31, 2010

Total assets as of December 31, 2011 were $329.0 million, which represented a decrease of $18.1 million, or 5.2%, compared to $347.1 million at December 31, 2010. The decrease in total assets was primarily due to decreases in loans receivable, net and interest-bearing time deposits. The decrease in loans receivable was attributable to the net effect of an $11.1 million decrease in construction loans, a $7.1 million decrease in home equity lines of credit, a $4.9 million decrease in residential real estate loans and an increase of $631,000 in commercial loans. Interest bearing time deposits decreased by $1.4 million, or 28.8%, to $3.4 million at December 31, 2011 from $4.8 million at December 31, 2010. Partially offsetting these decreases were increases in cash and cash equivalents and foreclosed assets. Cash and cash equivalents increased by $11.8 million, or 36.2%, to $44.3 million at December 31, 2011 as compared to $32.5 million at December 31, 2010. This increase is the result of a decrease in loans through payoffs and sales of foreclosed assets, a strategic decision to increase the Bank’s liquidity position and low loan demand. Investment securities increased by $756,000, or 1.8%, to $43.9 million at December 31, 2011. This increase is primarily due to an increase of $3.5 million in mortgage backed securities. Partially offsetting this increase was a decrease of $2.8 million in government agency securities. Other real estate owned (“OREO”) increased $6.3 million to $9.3 million at December 31, 2011 from $3.0 million at December 31, 2010. The balance of OREO at the end of 2011 consisted of 20 properties that were acquired through foreclosure or deed in lieu of foreclosure. Included in the total are 13 residential properties, six commercial real estate properties and a parcel of land. Properties totaling $3.9 million were transferred from real estate held for investment to OREO as of December 31, 2011. The amount transferred represents two commercial real estate properties that are no longer leased and are currently listed for sale.

Deposits decreased $8.0 million, or 2.6%, to $301.1 million at December 31, 2011 as compared to $309.1 million at December 31, 2010. This decrease primarily consisted of decreases in certificates of deposit and interest-bearing demand deposit accounts. Certificates of deposit decreased $17.1 million, or 15.6% to $92.3 million at December 31, 2011 from $109.4 million at December 31, 2010. In addition, interest-bearing demand deposit accounts decreased $4.8 million, or 5.9% to $75.5 million at December 31, 2011 from $80.3 million at December 31, 2010. Partially offsetting these decreases were increases in other deposits including; (1) an increase in savings accounts of $4.2 million, or 8.3%, to $55.0 million at December 31, 2011 from $50.8 million at December 31, 2010; (2) an increase in noninterest bearing demand deposit accounts of $2.3 million, or 6.7%, to $36.3 million at December 31, 2011 from $34.0 million at December 31, 2010; and (3) an increase in money market accounts of $7.3 million, or 21.3%, to $41.9 million at December 31, 2011 from $34.6 million at December 31, 2010. Federal Home Loan Bank (“FHLB”) advances and other borrowed money decreased $200,000, or 1.4%, to $14.3 million at December 31, 2011 from $14.5 million at December 31, 2010.

Stockholders’ equity decreased $10.6 million, or 59.2%, to $7.2 million at December 31, 2011 from $17.8 million at December 31, 2010. The decrease in stockholders’ equity was primarily the due to the net loss for the year ended December 31, 2011, which was partially offset by an increase of $869,000 in the Company’s accumulated other comprehensive income relating to the change in fair value of its available-for-sale investment portfolio.

Comparison of Operating Results for the Years Ended December 31, 2011 and December 31, 2010

General. The Company recorded a net loss of $11.0 million for the year ended December 31, 2011 compared to a net loss of $4.6 million for the year ended December 31, 2010. In addition, net loss available to common shareholders totaled $11.5 million and $5.0 million for the years ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2011 basic and diluted loss per share totaled $9.20 compared to basic and diluted loss per share of $4.03 for the year ended December 31, 2010. The increase in net loss for the year ended December 31, 2011 is primarily the net effect of (1) a $2.2 million decrease in provision for loan losses; (2) a $197,000 decrease in noninterest income; (3) a $754,000 increase in noninterest expense; (4) a $372,000 increase in net interest income and (5) a $7.1 million increase in valuation allowances for deferred tax assets.

Net interest income. The following table summarizes interest and dividend income and interest expense for the year ended December 31, 2011 and 2010.

	Year Ended December 31,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$11,731	$12,137	$(406)	(3.34%)
Securities:
Taxable	989	1,034	(45)	(4.35)
Exempt from federal tax	437	529	(92)	(17.39)
Federal Home Loan Bank dividends and other	121	100	21	21.00

Total interest and dividend income	13,278	13,800	(522)	(3.78)

Interest expense:
Deposits	2,041	2,865	(824)	(28.76)
Federal Home Loan Bank advances and other borrowings	399	468	(69)	(14.74)
Subordinated debentures	71	72	(1)	(1.39)

Total interest expense	2,511	3,405	(894)	(26.26)

Net interest income	$10,767	$10,395	$372	3.58

Interest Income. Interest income decreased $522,000, or 3.8%, to $13.3 million for the year ended December 31, 2011, compared to $13.8 million for the year ended December 31, 2010. This decrease resulted primarily from a decrease in average balance of loans. The largest component was a decrease of $406,000 in interest income on loans for the year ended December 31, 2011 compared to the year ended December 31, 2010.

Loan interest income decreased $406,000 or 3.3%, to $11.7 million for the year ended December 31, 2011, compared to $12.1 million for the prior year. This decrease resulted from a decrease in the average balance of loans of $14.3 million, or 6.1%, to $218.2 million for the year ended December 31, 2011 from $232.5 million for the year ended December 31, 2010. This decrease was partially offset by an increase in the average yield of 16 basis points to 5.38% for the year ended December 31, 2011 from 5.22% for the year ended

December 31, 2010. The decrease in average balance is primarily due to charge-offs and transfers to other real estate owned from December 31, 2010 to December 31, 2011. In addition, interest on taxable securities decreased $45,000 for the year ended December 31, 2011 compared to the year ended December 31, 2010. This decrease is primarily due to a decrease in the average yield on taxable securities of 73 basis points to 2.78% for the year ended December 31, 2011 from 3.51% for the year ended December 31, 2010. This decrease was partially offset by an increase in the average balance of $6.1 million to $35.6 million for the year ended December 31, 2011 from $29.5 million for the year ended December 31, 2010.

Interest Expense. Interest expense decreased by $894,000, or 26.3%, to $2.5 million for the year ended December 31, 2011, from $3.4 million for the year ended December 31, 2010. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities of 30 basis points to 0.89% for the year ended December 31, 2011 from 1.19% for the comparable prior year period. In addition, there was a decrease in the average balance of interest bearing liabilities of $4.7 million, or 1.7%, to $281.0 million for the year ended December 31, 2011 from $285.7 million for the year ended December 31, 2010. Interest expense resulting from FHLB advances and other borrowings decreased $69,000 during the year ended December 31, 2011. The average balance on these borrowings decreased $316,000 to $14.3 million for the year ended December 31, 2011 from $14.7 million for the year ended December 31, 2010. In addition, there was a decrease in average cost of 41 basis points to 2.79% for the year ended December 31, 2011 from 3.20% for the year ended December 31, 2010.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses increased $372,000, or 3.6%, to $10.8 million for the year ended December 31, 2011 from $10.4 million for the year ended December 31, 2010. The Company’s net interest margin expressed as a percentage of average earning assets increased 22 basis points to 3.64% for the year ended December 31, 2011 from 3.42% for the year ended December 31, 2010. The yield on average earning assets decreased 6 basis points to 4.48% for the year ended December 31, 2011 from 4.54% for the year ended December 31, 2010. This decrease in the yield on average earning assets was primarily due to a decrease in yield on taxable securities. In addition, the yield on average loans increased to 5.38% for the year ended December 31, 2011 from 5.22% for the year ended December 31, 2010. In addition, there was a 30 basis point decrease in the cost of interest-bearing liabilities to 0.89% for the year ended December 31, 2011 as compared to 1.19% a year earlier. Increasing net interest margin is dependent on the Bank’s ability to generate higher yielding assets and lower-cost deposits. Management continues to closely monitor the net interest margin.

Provision for Loan Losses. The Bank’s provision for loan losses decreased to $6.2 million for the year ended December 31, 2011 from $8.3 million for the year ended December 31, 2010. The decrease in the provision for loan losses was the result of management’s quarterly analysis of the allowance for loan loss. At December 31, 2011, September 30, 2011 and December 31, 2010, non-performing loans totaled $13.8 million, $13.5 million and $20.3 million, respectively. At December 31, 2011, the ratio of the allowance for loan losses to non-performing loans was 64.2% compared to 50.0% at September 30, 2011 and 37.8% at December 31, 2010. Management believes the allowance coverage is sufficient due to the estimated loss potential. The ratio of the allowance to total loans was 4.28%, 3.12% and 3.35%, at December 31, 2011, September 30, 2011 and December 31, 2010, respectively. Charge-offs, net of recoveries, totaled $5.0 million for the year ended December 31, 2011 compared to $5.5 million for the year ended December 31, 2010. Management performs an allowance sufficiency analysis, at least quarterly, based on the portfolio composition, asset classifications, loan-to-value ratios, impairments in the current portfolio, and other factors. This analysis is designed to reflect credit losses for specifically identified loans, as well as credit losses in the remainder of the portfolio. The reserve methodology employed by management reflects the difference in degree of risk between the various categories of loans in the Bank’s portfolio. The reserve methodology also critically assesses those loans adversely classified in the portfolio by management. While management estimates loan losses using the best available information, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management’s control. The Bank conducts quarterly evaluations on nonperforming assets and obtains independent appraisals when there is a material development such as a transfer to other real estate owned. In addition, the FDIC and IDFPR, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. As a result of their review, the FDIC and IDFPR may require the Bank to make additional provisions for estimated losses based upon judgments different from those of management.

	Year Ended December 31,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$423	$500	$(77)	(15.40%)
Gain on sale of loans	722	825	(103)	(12.49)
Gain on sale of securities	104	139	(35)	(25.18)
Write-down on OREO properties	(901)	(468)	(433)	(92.52)
Gain/(Loss) on sale of foreclosed assets	69	(3)	72	2,400.00
Bank owned life insurance	243	239	4	1.67
Other non-interest income	957	582	375	64.43

Total non-interest income	$1,617	$1,814	$(197)	(10.86)

Noninterest Income. Noninterest income consists primarily of service charges on customer deposit accounts, gain on sale of loans, and other service charges and fees. Noninterest income decreased $197,000, or 10.9%, to $1.6 million for the year ended December 31, 2011 as compared to $1.8 million for the year ended December 31, 2010, primarily due to $901,000 in write-downs on other real estate owned property and a decrease in gain on sale of mortgage loans. These items were partially offset by an increase of $72,000 in gain on sale of foreclosed assets and an increase of $375,000 in other interest income, which largely consists of rents received on real estate held for investment and other foreclosed assets. Gain on sale of loans decreased $103,000 to $722,000 for the year ended December 31, 2011 from $825,000 for the year ended December 31, 2010. Gain on sale of securities decreased $35,000 to $104,000 for the year ended December 31, 2011 from $139,000 for the year ended December 31, 2010. In addition, service charges on deposit accounts decreased $77,000 to $423,000 for the year ended December 31, 2011 from $500,000 for the year ended December 31, 2010. This decrease was primarily due to a lower volume of overdraft fees.

	Year Ended December 31,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$5,632	$5,575	$57	1.02%
Net occupancy	880	869	11	1.27
Equipment expense	498	507	(9)	(1.78)
Data processing expense	1,185	1,102	83	7.53
Advertising and promotions	277	296	(19)	(6.42)
Professional fees	1,053	928	125	13.47
FDIC premiums	1,217	746	471	63.14
Other real estate owned expenses	511	546	(35)	(6.41)
Other operating expenses	1,309	1,239	70	5.65

Total non-interest expenses	$12,562	$11,808	$754	6.39

Noninterest Expense. Noninterest expense increased by $754,000 to $12.6 million for the year ended December 31, 2011 from $11.8 million for the year ended December 31, 2010. This increase is primarily due to an increase in FDIC premiums of $471,000 for the year ended December 31, 2011 as compared to the prior year period. Professional fees, including legal and audit expenses, increased by $125,000 to $1.1 million for the year ended December 31, 2011 from $928,000 for the comparable prior year period. This increase primarily the result of higher legal fees associated with foreclosure actions. Other operating expenses, including occupancy, equipment, data processing, and marketing and advertising expenses, increased by a combined $66,000, or 2.38%, to $2.8 million for the year ended December 31, 2011. Of this increase, $83,000 is related to data processing expense and $11,000 is related to net occupancy expenses. These increases were partially offset by lower equipment expense and marketing and advertising expenses, which decreased by $9,000 and $19,000, respectively from the year ended December 31, 2010. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Expense. Income tax expense totaled $4.7 million for the year ended December 31, 2011 compared to a tax benefit of $3.4 million for the year ended December 31, 2010. The decrease in income tax benefit is partially the result of a decrease in loss before income tax of $1.6 million to $6.3 million for the year ended December 31, 2011 compared to $7.9 million for the year ended December 31, 2010. However, for the year ended December 31, 2011, the Company established a $7.1 million valuation allowance against the Company’s deferred tax assets. Under generally accepted accounting principles, income tax benefits and the related tax assets are only allowed to be recognized if they will more likely than not be fully utilized. In each future accounting period, the Company’s management will consider both positive and negative evidence when considering the ability of the Company to utilize its net deferred tax asset. Any subsequent reduction in the valuation allowance would lower the amount of income tax expense recognized in the Company’s consolidated statements of operations in future periods.

With the above valuation allowance, the Company’s net deferred tax asset decreased to zero as of December 31, 2011 as compared to $5.2 million as of December 31, 2010. Realization of deferred tax assets is dependent on generating sufficient taxable income to cover net operating losses generated by the reversal of temporary differences. A partial or total valuation allowance is provided by way of a charge to income tax expense if it is determined that it is more likely than not that some of or all of the deferred tax asset will not be realized.

Management considers both positive and negative evidence when considering the ability of the Company to utilize its net deferred tax asset. The Company’s expenses related to the provision for loan losses, other real estate owned and collection efforts have been well above historic levels while the Company’s core earning have remained at or above historic levels. Management believes that once the Company resolves some of the credit issues related to the economic conditions, profitability will improve and based upon projections and available tax strategies, management believes that the valuation allowance will be utilized. However, if operating losses continue into the future, there can be no guarantee that an additional valuation allowance against the deferred tax asset will not be necessary in future periods.

Asset/Liability Management

The primary objectives of the Company’s asset/liability management policies are to:

a) Manage and minimize interest rate risk;

b) Manage the investment portfolio to maximize yield;

c) Assess and monitor general risks of operations; and

d) Maintain adequate liquidity to meet the withdrawal requirements of depositors and the financing needs of borrowers.

Liquidity

The Company’s primary source of funds is dividends it receives from the Bank. Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits for the current year plus those of the previous two years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. Total stockholder’s equity of the Bank totaled $11.5 million at December 31, 2011. The Bank’s primary sources of funds are deposits, proceeds from principal and interest payments on loans, maturities of securities, federal funds purchased, and to a lesser extent advances from the Federal Home Loan Bank. While maturities and scheduled amortization of loans and securities are generally predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

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

Management expects ongoing operating activities to continue to be a primary source of cash flows for the Company. In addition, the Bank maintains secured borrowing facilities at the Federal Home Loan Bank of Chicago, Marshall & IIsley Bank (“M&I Bank”), and US Bank. Management is confident that the Bank has adequate liquidity for normal banking activities.

A primary investing activity of the Company is the origination of loans. Loans made to customers, net of principal collections, were ($22.3) million in 2011, ($8.5) million in 2010 and $16.0 million in 2009. In 2011, construction loans decreased by $11.1 million and home equity lines of credit decreased $7.1 million.

Deposits decreased by $8.0 million in 2011 and grew by $10.8 million and $44.8 million in 2010 and 2009, respectively. Despite intense competition for deposits from the many financial institutions in the Company’s market area, the Company has been successful in attracting sufficient deposits to provide for the majority of its funding needs. However, funding through retail deposits continues to grow more challenging as well as more expensive than in past years.

During 2011, the Company reduced the amount owed on a loan with M&I Bank to $1.3 million at December 31, 2011 from $1.5 million at December 31, 2010.

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

The Company’s primary market area for lending is the county of DuPage in northeastern Illinois. When evaluating the adequacy of the allowance, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Company’s customers.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company monitors and manages risks associated with changes in interest rates and mismatched asset and deposit maturities. Significant changes in rates can adversely affect net interest income, market value of securities, and the economic value of equity. Based on the Company’s current simulation model, the following schedule indicates the estimated effects of an immediate upward rate shift of 100, 200 and 300 basis points as of December 31, 2011. As of December 31, 2010, these effects totaled -0.4%, 0.3% and 5.9% for net interest income and -2.5%, -5.5% and -7.8% for economic value of equity.

	100 Basis Point Rate Shift Up	200 Basis Point Rate Shift Up	300 Basis Point Rate Shift Up
Net interest income	2.3%	4.8%	11.5%
Economic value of equity	2.6%	0.6%	-0.8%

Based on the Company’s current simulation model, the following schedule indicates the estimated effects of an immediate downward rate shift of 100, 200, 300 basis points as of December 31, 2011. As of December 31, 2010, these effects totaled -1.9% for net interest income and 20.5% for economic value of equity. Due to the current interest rate environment being at historic lows, a 200 and 300 a basis point decrease is considered unlikely and therefore not presented. All other measures of interest rate risk are within policy guidelines.

	100 Basis Point Rate Shift Down	200 Basis Point Rate Shift Down	300 Basis Point Rate Shift Down
Net interest income	-2.4%	N/A	N/A
Economic value of equity	18.8%	N/A	N/A

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Community Financial Shares, Inc.

Glen Ellyn, Illinois

We have audited the accompanying consolidated balance sheets of Community Financial Shares, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Financial Shares, Inc. as of December 31, 2011, and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company has suffered recurring losses from operations and is undercapitalized which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BKD, LLP

Indianapolis, Indiana

June 22, 2012

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

(Dollars in thousands except share data)

	2011	2010
ASSETS

Cash and due from banks	$4,486	$4,553
Interest-bearing deposits	39,772	27,934

Cash and cash equivalents	44,258	32,487

Interest-bearing time deposits	3,435	4,827
Securities available for sale	43,931	43,175
Loans held for sale	633	1,770
Loans, less allowance for loan losses of $8,854 and $7,679	198,110	221,607
Foreclosed assets	9,265	3,008
Real estate held for investment	—	4,318
Prepaid FDIC assessment	490	1,506
Federal Home Loan Bank stock	5,398	5,398
Premises and equipment, net	15,121	15,535
Cash value of life insurance	6,182	5,938
Interest receivable and other assets	2,163	7,527

Total assets	$328,986	$347,096

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$301,101	$309,080
Federal Home Loan Bank advances	13,000	13,000
Other borrowings	1,300	1,500
Subordinated debentures	3,609	3,609
Interest payable and other liabilities	2,726	2,152

Total liabilities	321,736	329,341

Commitments and contingencies

Stockholders’ equity
Common stock - no par value, 5,000,000 shares authorized; 1,245,267 shares issued and outstanding	—	—
Preferred stock - $1.00 par value, 1,000,000 shares authorized; 7,319 shares issued and outstanding	7	7
Paid-in capital	12,033	11,954
Retained earnings (accumulated deficit)	(5,407)	6,046
Accumulated other comprehensive income (loss)	617	(252)

Total stockholders’ equity	7,250	17,755

Total liabilities and stockholders’ equity	$328,986	$347,096

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2011 and 2010

(Dollars in thousands, except per share data)

	2011	2010
Interest and dividend income
Interest and fees on loans	$11,731	$12,137
Securities
Taxable	989	1,034
Exempt from federal income tax	437	529
Federal Home Loan Bank dividends and other	121	100

Total interest income	13,278	13,800

Interest expense
Deposits	2,041	2,865
Federal Home Loan Bank advances and other borrowed funds	399	468
Subordinated debentures	71	72

Total interest expense	2,511	3,405

Net interest income	10,767	10,395

Provision for loan losses	6,171	8,340

Net interest income after provision for loan losses	4,596	2,055

Noninterest income
Service charges on deposit accounts	423	500
Gain on sale of loans	722	825
Write-down on foreclosed assets	(901)	(468)
Gain (loss) on sale of foreclosed assets	69	(3)
Gain on sale of securities	104	139
Increase in cash surrender value of bank-owned life insurance	243	239
Other service charges and fees	957	582

Total noninterest income	1,617	1,814

Noninterest expense
Salaries and employee benefits	5,632	5,575
Net occupancy expense	880	869
Equipment expense	498	507
Data processing	1,185	1,102
Advertising and marketing	277	296
Professional fees	1,053	928
FDIC premiums	1,217	746
Other real estate owned expenses	511	546
Other operating expenses	1,309	1,239

Total noninterest expense	12,562	11,808

Loss before income taxes	(6,349)	(7,939)
Income tax expense (benefit)	4,657	(3,365)

Net loss	(11,006)	(4,574)

Preferred stock dividend and accretion	(447)	(444)

Net loss available to common shareholders	$(11,453)	$(5,018)

Loss per share
Basic	$(9.20)	$(4.03)
Diluted	$(9.20)	$(4.03)

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2011 and 2010

(Dollars in thousands, except share data)

	Number of Common Shares	Preferred Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2010	1,245,267	$7	$11,877	$11,064	$(241)	$22,707

Comprehensive loss
Net loss	—	—	—	(4,574)	—	(4,574)
Change in unrealized loss on securities available for sale, net of reclassification adjustment and tax of $7	—	—	—	—	(11)	(11)

Total comprehensive loss						(4,585)

Preferred stock dividends (5%)	—	—	—	(380)	—	(380)
Discount accretion on preferred stock	—	—	64	(64)	—	—
Amortization of stock option compensation	—	—	13	—	—	13

Balance at December 31, 2010	1,245,267	7	11,954	6,046	(252)	17,755

Comprehensive loss
Net loss	—	—	—	(11,006)	—	(11,006)
Change in unrealized loss on securities available for sale, net of reclassification adjustment and tax of $550	—	—	—	—	869	869

Total comprehensive loss						(10,137)

Preferred stock dividends (5%)	—	—	—	(380)	—	(380)
Discount accretion on preferred stock	—	—	67	(67)	—	—
Amortization of stock option compensation	—	—	12	—	—	12

Balance at December 31, 2011	1,245,267	$7	$12,033	$(5,407)	$617	$7,250

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2011 and 2010

(Dollars in thousands)

	2011	2010
Cash flows from operating activities
Net loss	$(11,006)	$(4,574)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Amortization on securities, net	144	147
Depreciation	657	659
Provision for loan losses	6,171	8,340
Gain on sale of securities	(104)	(139)
Write-down on foreclosed assets	901	468
Gain on sale of loans	(722)	(825)
Originations of loans for sale	(38,821)	(44,838)
Proceeds from sales of loans	40,680	45,663
(Gain)/loss on sale of foreclosed assets	(69)	3
Deferred income taxes	4,681	(3,558)
Compensation cost of stock options	12	13
Change in cash value of life insurance	(243)	(239)
Change in interest receivable and other assets	(2,828)	1,023
Change in interest payable and other liabilities	574	49

Net cash provided by operating activities	27	2,192

Cash flows from investing activities
Purchases of securities available for sale	(23,626)	(30,205)
Proceeds from maturities and calls of securities available for sale	21,723	26,124
Proceeds from sales of securities available for sale	2,526	5,424
Proceeds from sales of foreclosed assets	6,147	2,778
Net change in interest-bearing time deposits	(1,392)	(4,209)
Net change in loans	15,168	(5,225)
Premises and equipment expenditures, net	(243)	(329)

Net cash provided by (used in) investing activities	20,303	(5,642)

Cash flows from financing activities
Change in
Non-interest bearing and interest bearing demand deposits and savings	9,099	23,161
Certificates and other time deposits	(17,078)	(12,392)
Proceeds from borrowings	2,000	13,000
Repayment of borrowings	(2,200)	(13,300)
Dividends paid on preferred stock	(380)	(380)

Net cash provided by (used in) financing activities	(8,559)	10,089

Net change in cash and cash equivalents	11,771	6,639

Cash and cash equivalents at beginning of year	32,487	25,848

Cash and cash equivalents at end of year	$44,258	$32,487

Supplemental disclosures
Interest paid	$2,513	$3,596
Transfers from loans to foreclosed assets	7,949	3,861
Transfers from loans to real estate held for investment	—	4,318

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

December 31, 2011 and 2010

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

December 31, 2011 and 2010

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

The Bank owned $5,398,000 of FHLB stock as of December 31, 2011 and 2010. The FHLB of Chicago paid a cash dividend of 0.10% and zero during 2011 and 2010, respectively. The FHLB will continue to assess their dividend capacity each quarter, and will obtain the necessary approval if a dividend is to be made. Management performed an analysis and deemed the investment in FHLB stock was not impaired.

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

Stock Compensation: At December 31, 2011, the Company has a stock-based employee compensation plan, which is described more fully in Note 15.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2008.

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

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Holding Company or by the Holding Company to the stockholders. In addition, the Bank and the Holding Company are currently subject to regulatory orders limiting their ability to declare and pay dividends. See Note 10 for more information.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

At December 31, 2011, the Company held $94.5 million in commercial real estate loans. Due to the national, state and local economic conditions, values for commercial real estate have declined significantly and the market for these properties is depressed.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, and capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The report of the Company’s independent registered public accounting firm for the year ended December 31, 2011 contains an explanatory paragraph as to the Company’s ability to continue as a going concern primarily because (i) the Company reported significant losses during 2011 and 2010 and (ii) the Company has not sufficiently demonstrated its ability to meet the capital requirements set forth in the Order (See note 11) or its ability to meet its obligations under a loan agreement that it has entered into with an unaffiliated third party lender.

The losses reported by the Company during 2011 and 2010 were primarily due to large provisions for loan losses and the establishment of valuation allowances against the Company’s deferred tax asset. Prior to sustaining these losses, the Company had a history of profitable operations. The Company’s return to profitable operations is contingent in part on the economic recovery in its market area and the stability of collateral values of the real estate that secures many of its loans. It is difficult to predict when the local economy will fully recover and the impact of that recovery on the Company’s operations. Therefore, the Company cannot predict the timing of its return to profitable operations.

In addition, the Company remains subject to the provisions of the Order and a loan agreement that it has entered into with an unaffiliated third party lender. The Order requires the Bank to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets. The Company’s loan with the unaffiliated third party, which had a fixed rate of 6.0% and an outstanding balance of $1.3 million at December 31, 2011, is secured by all of the outstanding capital stock of the Bank. As of December 31, 2011, the Company has made all required interest payments on the outstanding principal amounts on a timely basis. As a condition of the Company’s loan agreement, the Bank must maintain a nonperforming assets-to-tangible-capital ratio of not more than 65% measured quarterly and not incur a net loss of more than $250,000 for the calendar year ended December 31, 2010. As of December 31, 2011, the Company was not in compliance with the debt covenants set forth in the loan agreement. On May 3, 2012, the Company and the lender entered into a forbearance agreement pursuant to which the lender agreed to accept $900,000, plus accrued interest, attorney’s fees and other costs, as full satisfaction of the indebtedness provided that such payment are made by the Company to the lender on or before July 30, 2012. In addition, upon receipt of the payment, all of the liens on and security interests in favor of the lender under the loan documents shall be automatically terminated and released and all indebtedness shall be deemed fully satisfied. See Note 8 for additional information regarding the third party loan.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Table dollar amounts in thousands, except share data)

NOTE 2 – GOING CONCERN CONSIDERATIONS (Continued)

The Company has evaluated all options to increase its capital levels and is currently engaged in preliminary negotiations with various third parties regarding the raising of additional capital. If the Company cannot raise additional capital, it may not be able to sustain further deterioration in its financial condition and other regulatory actions may be taken. As of the date of the report of the Company’s independent registered public accounting firm, the Company has not entered into a definitive agreement regarding the raising of additional capital and no assurances can be made that the Company will ultimately enter into such an agreement. Although not currently planned, realization of assets in other than the ordinary course of business in order to meet liquidity needs could incur losses not reflected in these financial statements.

NOTE 3 – CASH AND CASH EQUIVALENTS

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

Effective July 21, 2010, the FDIC’s insurance limits were permanently increased to $250,000. At December 31, 2011, the Company had cash balances of $39.5 million at the FRB and FHLB that did not have FDIC insurance coverage.

Cash on hand or on deposit with the Federal Reserve Bank of $4.2 million was required to meet regulatory reserve and clearing requirements at year-end 2011.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The fair value of securities available for sale at year end is as follows:

2011	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

U. S. government agencies	$9,041	$42	$—
States and political subdivisions	12,926	482	(3)
Mortgage-backed – Government sponsored enterprises (GSE) residential	21,665	477	(1)
Preferred stock	25	10	—
SBA guaranteed	274	1	(1)

	$43,931	$1,012	$(5)

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Table dollar amounts in thousands, except share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE (Continued)

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

The fair values of securities available for sale at December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	32	32
Due after one year through five years	1,012	1,040
Due after five years through ten years	1,864	1,876
Due after ten years	18,539	19,019
Mortgage-backed – GSE residential	21,187	21,665
Preferred stock	15	25
SBA guaranteed	275	274

	$42,924	$43,931

Securities with a carrying value of approximately $24,630,000 and $22,665,000 at December 31, 2011 and 2010, respectively, were pledged to secure public deposits, Federal Home Loan Bank advances and for other purposes as required or permitted by law.

Sales of securities were as follows:

	2011	2010
Proceeds	$2,526	$5,424
Gross gains	104	139
Gross losses	—	—

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Table dollar amounts in thousands, except share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE (Continued)

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2011 and 2010 was $814,000 and $27,029,000, respectively, which is approximately 1.9% and 62.6% of the Company’s investment portfolio, respectively. These declines primarily resulted from changes in market interest rates and current depressed market conditions. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 and 2010:

2011	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and political subdivisions	$—	$—	$476	$(3)	$476	$(3)
Mortgage-backed – GSE residential	109	(1)	—	—	109	(1)
Preferred stock	—	—	229	(1)	229	(1)

Total temporarily impaired securities	$109	$(1)	$705	$(4)	$814	$(5)

2010	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$7,788	$(216)	$—	—	$7,788	$(216)
State and political subdivisions	8,411	(365)	1,568	(105)	9,979	(470)
Mortgage-backed – GSE residential	9,002	(154)	—	—	9,002	(154)
Preferred stock	11	(3)	—	—	11	(3)
SBA guaranteed	136	(1)	113	(2)	249	(3)

Total temporarily impaired securities	$25,348	$(739)	$1,681	$(107)	$27,029	$(846)

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Table dollar amounts in thousands, except share data)

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

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Discounts and premiums on purchased residential real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Discounts and premiums on purchased consumer loans are recognized over the expected lives of the loans using methods that approximate the interest method.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Table dollar amounts in thousands, except share data)

NOTE 5 – LOANS (Continued)

Loans consisted of the following at December 31:

	2011	2010
Real estate
Commercial	$94,513	$94,356
Construction	4,361	15,435
Residential	21,054	25,964
Home equity	59,176	66,243

Total real estate loans	179,104	201,998
Commercial	26,203	25,572
Consumer	1,392	1,399

Total loans	206,699	228,969
Deferred loan costs, net	265	317
Allowance for loan losses	(8,854)	(7,679)

Loans, net	$198,110	$221,607

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

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Table dollar amounts in thousands, except share data)

NOTE 5 – LOANS (Continued)

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

Residential and Consumer, including Home Equity Lines of Credit (HELOC)

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

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Table dollar amounts in thousands, except share data)

NOTE 5 – LOANS (Continued)

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

Policy for recognizing interest income on nonaccrual loans:

Subsequent payments on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.

The Bank has entered into transactions, including the making of direct and indirect loans, with certain directors and their affiliates (related parties). In management’s opinion such transactions were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than normal risk of collectibility or present other unfavorable features.

The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2011	$3,353
New loans including renewals	150
Payments, etc., including renewals	(224)

Balances, December 31, 2011	$3,279

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Table dollar amounts in thousands, except share data)

NOTE 5 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2011 and 2010:

	2011
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Unallocated	Total
Balance at beginning of period	$791	$1,200	$3,877	$19	$661	$838	$293	$7,679
Provision for loan losses	11	3,367	703	(1)	1,014	1,370	(293)	6,171
Charge-offs	(109)	(396)	(2,812)	(8)	(872)	(813)	—	(5,010)
Recoveries	2	—	—	9	—	3	—	14

Balance at end of period	$695	$4,171	$1,768	$19	$803	$1,398	$—	$8,854

Ending balance: individually evaluated for impairment	$39	$3,002	$1,740	$—	$451	$977	$—	$6,209

Ending balance: collectively evaluated for impairment	$656	$1,214	$28	$19	$352	$376	$—	$2,645

Total Loans:
Ending balance	$26,203	$94,513	$4,361	$1,392	$21,054	$59,176	$—	$206,699

Ending balance: individually evaluated for impairment	$39	$6,671	$2,175	$—	$3,709	$2,659	$—	$15,253

Ending balance: collectively evaluated for impairment	$26,164	$87,842	$2,186	$1,392	$17,345	$56,517	$—	$191,446

	2010
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Unallocated	Total
Balance at beginning of period	$762	$2,245	$619	$24	$770	$390	$2	$4,812
Provision for loan losses	1,287	(589)	6,342	(7)	(2)	1,018	291	8,340
Charge-offs	(1,280)	(456)	(3,084)	(15)	(107)	(570)	—	(5,512)
Recoveries	22	—	—	17	—	—	—	39

Balance at end of period	$791	$1,200	$3,877	$19	$661	$838	$293	$7,679

Ending balance: individually evaluated for impairment	$109	$315	$3,647	$—	$387	$469	$—	$4,927

Ending balance: collectively evaluated for impairment	$682	$885	$230	$19	$274	$369	$293	$2,752

Total Loans:
Ending balance	$25,572	$94,356	$15,435	$1,399	$25,964	$66,243	$—	$228,969

Ending balance: individually evaluated for impairment	$351	$5,707	$11,189	$—	$6,928	$2,174	$—	$26,349

Ending balance: collectively evaluated for impairment	$25,221	$88,649	$4,246	$1,399	$19,036	$64,069	$—	$202,620

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Table dollar amounts in thousands, except share data)

NOTE 5 – LOANS (Continued)

The following table summarizes the Company’s nonaccrual loans by class at December 31, 2011 and 2010.

	2011	2010
Commercial and industrial	$39	$351
Real estate loans:
Construction	2,175	9,789
Commercial	4,721	1,052
Residential mortgage	4,187	6,928
Home equity	2,677	2,174

Total	$13,799	$20,294

The following table presents impaired loans as of December 31, 2011:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
Construction	$25	$776	$—	$525	$—
Residential	2,353	2,353	—	2,359	—
HELOC	510	510	—	523	1

Subtotal	2,888	3,639	—	3,407	1

With an allowance recorded:
Commercial	39	39	39	877	30
Commercial real estate	6,671	6,671	3,002	4,987	232
Construction	2,150	2,150	1,740	2,150	—
Residential	1,356	1,355	451	1,378	54
HELOC	2,149	2,149	977	2,159	51

Subtotal	12,365	12,364	6,209	11,551	367

Total Impaired Loans	$15,253	$16,003	$6,209	$14,958	$368

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Table dollar amounts in thousands, except share data)

NOTE 5 – LOANS (Continued)

The following table presents impaired loans as of December 31, 2010:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
Commercial	$109	$109	$—	$246	$—
Commercial real estate	464	464	—	491	3
Construction	572	1,323	—	572	—
Residential	2,588	2,588	—	2,728	20
HELOC	636	636	—	276	—

Subtotal	4,369	5,120	—	4,313	23

With an allowance recorded:
Commercial	242	242	109	110	—
Commercial real estate	5,243	5,243	315	5,169	209
Construction	10,617	12,440	3,647	11,244	—
Residential	4,340	4,340	387	4,356	25
HELOC	1,538	1,679	469	1,578	—

Subtotal	21,980	23,944	4,927	22,457	234

Total Impaired Loans	$26,349	$29,064	$4,927	$26,770	$257

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

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Company’s credit position at some future date.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Table dollar amounts in thousands, except share data)

NOTE 5 – LOANS (Continued)

The following table summarizes credit quality of the Company at December 31, 2011 and 2010:

	2011
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial	$24,582	$910	$711	$—	$—	$26,203
Real estate loans:
Construction	1,144	—	3,217	—	—	4,361
Commercial real estate	84,492	3,351	6,670	—	—	94,513
Residential mortgage	12,042	3,804	5,208	—	—	21,054
Home equity	54,665	530	3,981	—	—	59,176
Consumer	1,392	—	—	—	—	1,392

Total	$178,317	$8,595	$19,787	$—	$—	$206,699

	2010
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial	$22,241	$2,238	$1,093	$—	$—	$25,572
Real estate loans:
Construction	2,077	773	12,585	—	—	15,435
Commercial real estate	85,412	3,203	5,741	—	—	94,356
Residential mortgage	14,685	1,285	9,994	—	—	25,964
Home equity	62,635	526	3,082	—	—	66,243
Consumer	1,399	—	—	—	—	1,399

Total	$188,449	$8,025	$32,495	$—	$—	$228,969

The following table summarizes aging of the Company’s loan portfolio at December 31, 2011 and 2010:

	2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial	$—	$—	$39	$39	$26,164	$26,203	$—
Real estate loans:
Construction	—	—	2,175	2,175	2,186	4,361	—
Commercial real estate	674	—	4,721	5,395	89,118	94,513	—
Residential mortgage	204	43	4,187	4,434	16,620	21,054	—
Home equity	60	463	2,677	3,200	55,976	59,176	—
Consumer	—	—	—	—	1,392	1,392	—

Total	$938	$506	$13,799	$15,243	$191,456	$206,699	$—

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Table dollar amounts in thousands, except share data)

NOTE 5 – LOANS (Continued)

	2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial	$—	$—	$351	$351	$25,221	$25,572	$—
Real estate loans:
Construction	1,154	—	9,789	10,943	4,492	15,435	—
Commercial real estate	1,958	—	1,052	3,010	91,346	94,356	—
Residential mortgage	104	168	6,928	7,200	18,764	25,964	—
Home equity	687	298	2,174	3,159	63,084	66,243	—
Consumer	12	—	—	12	1,387	1,399	—

Total	$3,915	$466	$20,294	$24,675	$204,294	$228,969	$—

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

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Table dollar amounts in thousands, except share data)

NOTE 5 – LOANS (Continued)

The following table summarizes the loans that have been restructured as TDRs for the years ended December 31, 2011 and 2010:

	December 31, 2011
	Count	Balance Prior to TDR	Balance after TDR
Real estate loans:
Commercial real estate	4	$5,847	$5,811
Construction	1	533	344
Residential mortgage	2	2,733	2,719

Total	7	$9,113	$8,874

	December 31, 2010
	Count	Balance Prior to TDR	Balance after TDR
Real estate loans:
Commercial real estate	6	$8,683	$8,683
Residential mortgage	2	6,106	6,106

Total	8	$14,789	$14,789

The following table sets forth the Company’s TDRs that had payment defaults during the year ended December 31, 2011. Default occurs when a TDR is 90 days or more past due, transferred to non-accrual status, or transferred to other real estate owned within twelve months of restructuring.

		Default
	Count	Balance
Real estate loans:
Commercial real estate	1	$2,352

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Table dollar amounts in thousands, except share data)

NOTE 6 – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at year end:

	2011	2010
Land	$3,908	$3,908
Building	12,425	12,414
Construction in progress	—	87
Furniture and equipment	3,334	3,128

Total cost	19,667	19,537
Accumulated depreciation	(4,546)	(4,002)

Net book value	$15,121	$15,535

NOTE 7 – DEPOSITS

	2011	2010
Non-interest bearing DDA	$36,324	$34,047
NOW	75,524	80,282
Money market	41,907	34,560
Regular savings	55,026	50,793
Certificates and time deposits, $100,000 and over	38,201	50,264
Other certificates and time deposits	54,119	59,134

Total deposits	$301,101	$309,080

At December 31, 2011, scheduled maturities of certificates of deposit are as follows:

2012	$61,841
2013	20,300
2014	2,246
2015	4,085
2016	3,848

$92,320

Deposits from related parties, as defined in Note 5, held by the Company at December 31, 2011 and 2010 totaled $2,575,700 and $4,271,000, respectively.

NOTE 8 – ADVANCES FROM THE FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of Chicago totaled $13.0 million at both December 31, 2011 and 2010. Advances, at interest rates from 0.30% to 3.24%, are subject to restrictions or penalties in the event of prepayment.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Table dollar amounts in thousands, except share data)

NOTE 8 – ADVANCES FROM THE FEDERAL HOME LOAN BANK AND OTHER BORROWINGS (Continued)

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

At December 31, 2011, scheduled maturities of advances are as follows:

2012	$4,000
2013	4,500
2014	2,500
2015	2,000

The Company has a loan with Marshall & Ilsley Bank (“M&I Bank”) with a fixed rate of 6.0% and a balance of $1.3 million at December 31, 2011. The debt is secured by all of the outstanding capital stock of the Bank. The Company has made all required interest payments on the outstanding principal amounts on a timely basis. As a condition of the Company’s loan agreement with M&I Bank, the Bank must maintain a nonperforming assets-to-tangible-capital ratio of not more than 65% measured quarterly and not incur a net loss of more than $250,000 for the calendar year ended December 31, 2010. As of December 31, 2011, the Company was not in compliance with these debt covenants. On March 28, 2011, a forebearance agreement was entered into with M&I Bank, as a result, the maturity date was extended to February 15, 2012. On May 3, 2012, the Company and M&I Bank entered into a settlement agreement. M&I Bank has agreed to accept $900,000 plus accrued interest, attorney’s fees and other costs as full satisfaction of the indebtedness provided that such payment are made by the Company to M&I Bank on or before July 30, 2012. In addition, upon receipt of the payment, all of the liens on and security interests in favor of M&I Bank under the loan documents shall be automatically terminated and released and all indebtedness shall be deemed fully satisfied.

NOTE 9 – SUBORDINATED DEBENTURES

The Company and its financing trust subsidiary, Community Financial Shares Trust II, a Delaware statutory trust, consummated the issuance and sale of an aggregate amount of $3,500,000 of the Trust’s floating rate capital securities in a pooled trust preferred transaction. The subordinated debentures accrue interest at a variable rate based on three-month LIBOR plus 1.62%, reset and payable quarterly. The interest rate at December 31, 2011 was 2.17%. The debentures will mature on September 21, 2037, at which time the preferred securities must be redeemed. In addition, the Company may redeem the preferred securities in whole or part, beginning June 21, 2012 at a redemption price of $1,000 per preferred security.

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

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Table dollar amounts in thousands, except share data)

NOTE 10 – TARP CAPITAL PURCHASE PROGRAM

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

On January 14, 2011, the Company was notified by the Federal Reserve Bank of Chicago (the “FRB”) that the overall condition of the Company and the Bank is less than satisfactory. As a result, the Company must now obtain prior written approval from the FRB prior to, among other things, the payment of any capital distribution, including stockholder dividends on the shares of Company preferred stock issued to the Department of Treasury pursuant to the TARP Capital Purchase Program. The Company has notified the Department of Treasury that, beginning with the February 15, 2011 dividend payment, the Company will defer all payments of dividends on its Series A preferred stock for an indefinite period of time. The terms of the Securities Purchase Agreement provide that the U.S. Treasury may appoint two directors to our Board of Directors in the event that we defer dividends on the Series A preferred stock for six consecutive quarterly periods.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Table dollar amounts in thousands, except share data)

NOTE 11 – CAPITAL REQUIREMENTS

The Bank is subject to regulatory capital requirements administered by federal banking agencies. In addition to the capital adequacy guidelines set forth below, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order with the Federal Deposit Insurance Corporation (the “FDIC”) and the Illinois Department of Financial and Professional Regulation (the “IDFPR”) on January 21, 2011, whereby the Bank consented to the issuance of a Consent Order (the “Order”) by the FDIC and IDFPR, without admitting or denying that grounds exist for the FDIC and IDFPR to initiate an administrative proceeding against the Bank.

The Order requires the Bank to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets within 120 days. At December 31, 2011, these capital ratios were 3.3% and 6.1%, respectively. As a result, the Bank is currently deemed to be “undercapitalized” pursuant to the regulatory framework for prompt corrective action and is subject to the mandatory provisions of 12 U.S.C. § 1831o and 12 C.F.R. § 325 (subpart B). These provisions include, among other things, a requirement that the Bank submit a capital restoration plan to the FDIC and restrictions on the Bank’s asset growth, acquisitions, new activities, new branches, payment of dividends, declaration of capital distributions and management fees. The Company is actively working to comply with these new requirements, which may require us to raise capital. Our ability to raise additional capital is contingent on the current capital markets and on our financial performance.

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

	Capital to Risk Weighted Assets		Tier 1 Capital to Average Assets
	Total	Tier 1
Well capitalized	10%	6%	5%
Adequately capitalized	8	4	4
Undercapitalized	6	3	3

The actual capital levels and minimum required levels for the Bank were as follows at December 31:

	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2011
Total capital (to risk-weighted assets)	$13,756	6.1%	$18,060	8.0%	$22,575	10.0%
Tier 1 capital (to risk-weighted assets)	10,860	4.8	9,030	4.0	13,545	6.0
Tier 1 capital (to average assets)	10,860	3.3	13,181	4.0	16,477	5.0
2010
Total capital (to risk-weighted assets)	$21,219	8.6%	$19,809	8.0%	$24,761	10.0%
Tier 1 capital (to risk-weighted assets)	18,072	7.3	9,904	4.0	14,857	6.0
Tier 1 capital (to average assets)	18,072	5.4	13,388	4.0	16,735	5.0

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Table dollar amounts in thousands, except share data)

NOTE 11 – CAPITAL REQUIREMENTS (Continued)

At December 31, 2011, regulatory approval is required for all dividend declarations by both the Bank and the Company.

NOTE 12 – RETIREMENT PLANS

The Company maintains a profit sharing/401(k) plan, which covers substantially all employees. Employees may make contributions to the plan. Employer contributions to the plan are determined at the discretion of the Board of Directors. Annual employer contributions are charged to expense. Profit sharing/401(k) expense was $32,000 and $34,000 in 2011 and 2010, respectively.

The Company also maintains a nonqualified retirement program for directors. Expense for the directors’ retirement program was $29,000 and $32,000 in 2011 and 2010, respectively.

Under agreements with the Company, certain members of the Board of Directors have elected to defer their directors’ fees. The cumulative amount of deferred directors’ fees (included in other liabilities on the Company’s balance sheet) was $1.1 million and $1.0 million at December 31, 2011 and 2010, respectively. The liabilities for the nonqualified retirement program for directors and for directors’ deferred fees are not secured by any assets of the Company. Deferred directors’ fees accounts are credited with interest at 2.26%.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Table dollar amounts in thousands, except share data)

NOTE 13 – INCOME TAXES

Income tax benefit consists of the following:

	2011	2010
Currently payable tax
Federal	$168	$161
State	(192)	32
Deferred tax	4,681	(3,558)

Income tax benefit	$4,657	$(3,365)

Income tax benefit differs from federal statutory rates applied to financial statement income due to the following:

	2011	2010
Federal rate of 34 percent	$(2,159)	$(2,700)
Add (subtract) effect of
Tax-exempt income, net of nondeductible interest expense	(144)	(172)
State income tax, net of federal benefit	206	(410)
Cash value of life insurance	(83)	(81)
Valuation allowance	6,535	—
Other items, net	302	(2)

Income tax benefit	$4,657	$(3,365)

Year end deferred tax assets and liabilities were due to the following:

	2011	2010
Deferred tax assets
Allowance for loan losses	$3,739	$2,902
Deferred compensation	653	553
Other-than-temporary-impairment	209	200
Loss carryforward	4,572	2,412
AMT carryover	263	329
Other real estate owned	294	—
Net unrealized losses on securities available for sale	—	160
Other	68	339

Total	9,798	6,895

Deferred tax liabilities
Accumulated depreciation	(672)	(550)
Deferred loan fees and costs, net	(166)	(166)
Prepaid expenses	(69)	(70)
Net unrealized gains on securities available for sale	(390)	—
Federal Home Loan Bank stock dividends	(545)	(522)
State income taxes	(339)	(356)
Other	(150)	—

Total	(2,331)	(1,664)

Valuation allowance	(7,467)	—

Net deferred tax asset	$—	$5,231

The deferred tax asset is in other assets on the Company’s balance sheet.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Table dollar amounts in thousands, except share data)

NOTE 13 – INCOME TAXES (Continued)

The following is the activity in net deferred tax assets:

Balance, December 31, 2010	$5,231
Increase in deferred tax assets	2,903
Decrease in deferred tax liabilities	(667)
Increase in valuation allowance	(7,467)

Balance, December 31, 2011	$—

At December 31, 2011, the Company had $10.1 million of federal loss carryforwards and $12.2 million of Illinois state loss carryforwards which expire in varying amounts through 2022 and 2029, respectively. At December 31, 2011, the Company had approximately $263,000 of alternative minimum tax credits available to offset future federal income taxes. The credits have no expiration date.

NOTE 14 – LOSS PER SHARE

The factors used in the loss per common share computation follow:

	2011	2010
Basic
Net loss	$(11,006)	$(4,574)
Less: Accretion of discount on preferred stock	(67)	(64)
Dividends on preferred stock	(380)	(380)

Net loss available to common shareholders	$(11,453)	$(5,018)

Weighted-average common shares outstanding	1,245,267	1,245,267

Basic loss per share	$(9.20)	$(4.03)

Diluted
Net loss	$(11,006)	$(4,574)
Less: Accretion of discount on preferred stock	(67)	(64)
Dividends on preferred stock	(380)	(380)

Net loss available to common shareholders	$(11,453)	$(5,018)

Weighted-average common shares outstanding for basic earnings per share	1,245,267	1,245,267
Add dilutive effects of assumed exercise of stock options	360	—

Average shares and dilutive potential common shares	1,245,627	1,245,267

Diluted loss per share	$(9.20)	$(4.03)

There were 32,330 and 32,730 anti-dilutive shares at December 31, 2011 and 2010, respectively.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Table dollar amounts in thousands, except share data)

NOTE 15 – STOCK OPTIONS

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

A summary of the activity in the Plan follows:

	2011	2010
Expected volatility	33.4% - 38.5%	26.94%
Weighted-average volatility	35.9%	26.94%
Expected dividends	0.00%	0.00%
Expected term (in years)	5	5
Risk-free rate	0.91% - 1.49%	1.41% - 1.55%

A summary of option activity under the Plan as of December 31, 2011, and changes during the year then ended, is presented below:

	2011
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	32,730	$20.02
Granted	1,000	3.23
Exercised	—	—
Forfeited or expired	(1,400)	24.00

Outstanding, end of year	32,330	$19.36	4.65	—

Exercisable, end of year	12,740	$20.00	3.39

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Table dollar amounts in thousands, except share data)

NOTE 15 – STOCK OPTIONS (Continued)

The weighted-average grant-date fair value of options granted during the years 2011 and 2010 was $1.05 and $2.03, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011 and 2010, was $0.

As of December 31, 2011, there was $71,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of five years.

During 2011, the Company recognized approximately $12,000 of share-based compensation expense and approximately $5,000 of tax benefit related to the share based compensation expense.

Cash received from option exercise under all share-based payment arrangements for the years ended December 31, 2011 and 2010 was $0. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $0 for both years ended December 31, 2011 and 2010.

NOTE 16 – OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows:

	2011	2010

Net unrealized gain on securities available-for-sale	$1,523	$121
Less reclassification adjustment for realized gains included in income	(104)	(139)

Other comprehensive gain (loss), before tax effect	1,419	(18)
Tax (benefit) expense	550	(7)

Other comprehensive income (loss)	$869	$(11)

NOTE 17 – OFF-BALANCE-SHEET ACTIVITIES

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end.

	2011	2010

Financial standby letters of credit	$219	$224
Commitments to originate loans	3,956	712
Unused lines of credit and letters of credit	58,604	59,365
Performance standby letters of credit	54	54

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Table dollar amounts in thousands, except share data)

NOTE 18 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Available-for-sale Securities

If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include all but $25,000 of available-for-sale securities. Third party vendors compile prices from various sources and may apply such techniques as matrix pricing to determine the value of identical or similar investment securities (Level 2). Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather on the investment securities’ relationship to other benchmark quoted investment securities. The following tables are as of December 31, 2011 and 2010, respectively:

		At December 31, 2011
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. government agencies	$9,041	$—	$9,041	$—
State and political subdivisions	12,926	—	12,926	—
Mortgage-backed securities – GSE residential	21,665	—	21,665	—
Preferred stock	25	25	—	—
SBA guaranteed	274	—	274	—

Total available for sale securities	$43,931	$25	$43,906	$—

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Table dollar amounts in thousands, except share data)

NOTE 18 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

		At December 31, 2010
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. government agencies	$11,801	$—	$11,801	$—
State and political subdivisions	12,868	—	12,868	—
Mortgage-backed securities – GSE residential	18,198	—	18,198	—
Preferred stock	11	11	—	—
SBA guaranteed	297	—	297	—

Total available for sale securities	$43,175	$11	$43,164	$—

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying December 31, 2011 and 2010 balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

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

Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method. The following tables are as of December 31, 2011 and 2010, respectively:

		At December 31, 2011
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Impaired loans	$7,008	$—	$—	$7,008

		At December 31, 2010
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Impaired loans	$11,587	$—	$—	$11,587

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Table dollar amounts in thousands, except share data)

NOTE 18 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The carrying amount and estimated fair value of financial instruments at year end are as follows:

	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$44,258	$44,258	$32,487	$32,487
Interest-bearing time deposits	3,435	3,435	4,827	4,827
Securities available for sale	43,931	43,931	43,175	43,175
Loans held for sale	633	633	1,770	1,770
Loans receivable, net	198,110	200,526	221,607	224,054
Federal Home Loan Bank stock	5,398	5,398	5,398	5,398
Interest receivable	1,047	1,047	1,116	1,116
Financial liabilities
Deposits	301,101	303,213	309,080	309,575
Federal Home Loan Bank advances	13,000	13,356	13,000	12,929
Other borrowings	1,300	1,300	1,500	1,500
Subordinated debentures	3,609	1,189	3,609	1,163
Interest payable	248	248	245	245

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

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Table dollar amounts in thousands, except share data)

NOTE 19 – CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	December 31,
	2011	2010
Assets
Cash on deposit with the Bank	$900	$1,352
Investment in common stock of the Bank	11,477	20,923
Other assets	272	599

Total assets	$12,649	$22,874

Liabilities
Other borrowings	$1,300	$1,500
Long-term debt	3,609	3,609
Other liabilities	490	10

Total liabilities	5,399	5,119
Stockholders’ Equity	7,250	17,755

Total liabilities and stockholders’ equity	$12,649	$22,874

Condensed Statements of Operations

	Years Ended December 31,
	2011	2010
Income	$3	$4

Expenses
Interest expense	149	170
Other expenses	207	180

Total expenses	356	350

Loss Before Income Tax Expense or Benefit and Undistributed Loss of the Bank	(353)	(346)

Income Tax Expense (Benefit)	338	(134)

Loss Before Equity in Undistributed Loss of the Bank	(691)	(212)

Equity in Undistributed Loss of the Bank	(10,315)	(4,362)

Net Loss	$(11,006)	$(4,574)

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Table dollar amounts in thousands, except share data)

NOTE 19 – CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2011	2010
Operating Activities
Net loss	$(11,006)	$(4,574)
Equity in undistributed loss of the Bank	10,315	4,362
Compensation cost of stock options	11	13
Other changes	428	(219)

Net cash used in operating activities	(252)	(418)

Financing Activities
Repayment of borrowings	(200)	(300)
Dividends paid on preferred stock	—	(380)

Net cash used in financing activities	(200)	(680)

Net Change in Cash on Deposit With the Bank	(452)	(1,098)

Cash on Deposit With the Bank at Beginning of Year	1,352	2,450

Cash on Deposit With the Bank at End of Year	$900	$1,352

NOTE 20 – REGULATORY AND SUPERVISORY MATTERS

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

The Order requires the Bank to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets within 120 days. At December 31, 2011, these capital ratios were 3.3% and 6.1%, respectively. As a result, the Bank is currently deemed to be “undercapitalized” pursuant to the regulatory framework for prompt corrective action and is subject to the mandatory provisions of 12 U.S.C. § 1831o and 12 C.F.R. § 325 (subpart B). These provisions include, among other things, a requirement that the Bank submit a capital restoration plan to the FDIC and restrictions on the Bank’s asset growth, acquisitions, new activities, new branches, payment of dividends, declaration of capital distributions and management fees. We are actively working to comply with these new requirements, which may require us to raise capital. Our ability to raise additional capital is contingent on the current capital markets and on our financial performance.

The Order also requires the Bank to take the following actions: ensure that the Bank has competent management in place in all executive officer positions; increase the participation of the Bank’s Board of Directors in the affairs of the Bank and in the approval of sound policies and objectives for the supervision of the Bank’s activities; establish a compliance program to monitor the Bank’s compliance

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Table dollar amounts in thousands, except share data)

NOTE 20 – REGULATORY AND SUPERVISORY MATTERS (Continued)

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 (e) promulgated under the Exchange Act) as of December 31, 2011. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter ending December 31, 2011, that have materially affected or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Based on our assessment as of December 31, 2011, we make the following assertion:

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

•

Management evaluated the Company’s internal control over financial reporting as of December 31, 2011. The assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Framework.

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The Company’s Board of Directors is currently comprised of ten directors who are annually elected for a one-year term. The same individuals comprise the Board of Directors of the Company and the Bank.

Information about the Company’s directors is set forth below. Unless otherwise indicated, each person has held his or her current occupation for the past five years. The age indicated for each individual is as of December 31, 2011. The dates shown for service as a director of the Company include service as a director of the Bank.

William F. Behrmann has been owner and President of McChesney & Miller, Inc., a grocery store and market located in Glen Ellyn, Illinois, since October 2002 and has been employed there since 1959. Age 69. Director since 1994.

Mr. Behrmann’s background offers the Board of Directors substantial small company management experience, specifically within the region in which the Bank conducts its business, and provides the Board with valuable insight regarding the local business and consumer environment. In addition, Mr. Behrmann offers the Board significant business experience from a setting outside of the financial services industry.

Penny A. Belke, DDS, has been a dentist and has owned and operated her practice in Glen Ellyn, Illinois since 1980. Age 60. Director since 2004.

Dr. Belke’s strong ties to the community, through her dental practice and involvement in civic organizations, provide the Board with valuable insight regarding the local business and consumer environment.

H. David Clayton, DVM, has been a veterinarian in Glen Ellyn since 1966. Dr. Clayton has been listed in Who’s Who in Veterinary Medicine and Science. He is currently President of Clayton Consulting, a veterinary management and consulting firm, and is owner of Fox Valley Veterinary Hospital, P.C. in Ottawa, Illinois. Age 72. Director since 1994.

Dr. Clayton’s experience managing a veterinary management and consulting firm affords the Board of Directors with significant small company management experience. In addition, Dr. Clayton’s strong ties with the community through his veterinary practice and involvement in civic organizations provide the Board with valuable insight regarding the local business and consumer environment.

Raymond A. Dieter, MD, has been a surgeon with the DuPage Medical Group, a surgery and health care clinic located in Glen Ellyn, Illinois, since 1969. Dr. Dieter has also been President of the Center for Surgery, an outpatient and surgery clinic located in Naperville, Illinois, since 1990. Age 77. Director since 1994.

Dr. Dieter’s strong ties to the community, through his surgical practice and involvement in civic organizations, provide the Board with valuable insight regarding the local business and consumer environment.

Donald H. Fischer has been Chairman of the Company’s Board of Directors since July 2000. Mr. Fischer has also been Chairman of the Bank’s Board of Directors since 1994. Mr. Fischer previously served as President and Chief Executive Officer of the Company from 2000 to January 2007 and was also previously President and Chief Executive Officer of the Bank from 1994 to January 2007. Age 75. Director since 1994.

Mr. Fischer’s knowledge of the Company’s and Bank’s operations, along with his extensive experience in the local banking industry and involvement in business and civic organizations in the communities in which the Bank serves, affords the Board valuable insight regarding the business and operations of the Company and Bank.

Robert F. Haeger is a partner with Langan, Haeger, Vincent & Born, an Illinois insurance company located in Wheaton, Illinois. Age 62. Director since 2005.

Mr. Haeger’s insurance background provides the Board of Directors with substantial management and leadership experience with respect to an industry that complements the financial services provided by the Bank.

Scott W. Hamer was named President and Chief Executive Officer of the Company and the Bank in January 2007. Mr. Hamer previously served as Vice President, Chief Financial Officer and Assistant Secretary of the Company since April 2003 and Senior Vice President, Chief Financial Officer and Chief Operations Officer of the Bank since April 2003. Age 54. Director since 2007.

Mr. Hamer’s extensive experience in the local banking industry and involvement in business and civic organizations in the communities in which the Bank serves affords the Board valuable insight regarding the business and operations of the Company and Bank. Mr. Hamer’s knowledge of all aspects of the Company’s and Bank’s business and history, combined with his success and strategic vision, position him well to continue to serve as our President and Chief Executive Officer.

Mary Beth Moran is a certified public accountant and registered investment advisor. She has been a partner in the CPA firm of Kirkby, Phelan and Associates, located in Bloomingdale, Illinois, since 1994. Age 41. Director since 2004.

As a certified public accountant and registered investment advisor, Ms. Moran provides the Board of Directors with experience regarding accounting and financial matters.

Joseph S. Morrissey, DDS, has been a Wheaton dentist since 1969. Age 72. Director since 1994.

Dr. Morrissey’s strong ties to the community, through his dental practice and involvement in civic organizations, provide the Board with valuable insight regarding the local business and consumer environment.

John M. Mulherin is of counsel with Mulherin, Rehfeldt & Varchetto, P.C., Attorneys at Law, a professional corporation engaged in the practice of law and located in Wheaton, Illinois. Mr. Mulherin continues to practice law with Mulherin, Rehfeldt & Varchetto, P.C., but no longer has an ownership interest in the firm. Age 69. Director since 1995.

As an attorney, Mr. Mulherin effectively provides the Board with important legal knowledge and insight necessary to assess issues facing a public company.

Executive Officers

The Board of Directors annually elects the Company’s executive officers, who serve at the Board’s discretion. Below is information regarding our executive officers who are not also directors. Each executive officer has held his current position for the last five years, unless otherwise stated. The age indicated for each individual is as of December 31, 2011.

Christopher P. Barton has been Vice President and Assistant Secretary of the Company since July 2000. In March 2003, Mr. Barton assumed the duties of Secretary of the Company and the Bank. Mr. Barton has also been Senior Vice President and Assistant Secretary of the Bank since October 1998 and was named Executive Vice President of the Bank in June 2007. Mr. Barton is 53 years old.

Eric J. Wedeen has been Vice President, Chief Financial Officer and Assistant Secretary of the Company and Senior Vice President and Chief Financial Officer of the Bank since January 2007. Prior thereto, Mr. Wedeen was Vice President and Controller of Midwest Bank and Trust Company from May 2006 to January 2007 and previously was Senior Vice President and Chief Financial Officer of EFC Bancorp from December 2002 until January 2006. Mr. Wedeen is 48 years old.

Jeffrey A. Vock has been Vice President and Assistant Secretary of the Company and Senior Vice President and Chief Credit Officer of the Bank since February 2009. Prior thereto, Mr. Vock was President of Inland Bank and Trust from October 1999 until June 2008 and previously was Senior Vice President of Inland Bank and Trust from October 1999 until June 2001. Mr. Vock is 53 years old.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Pursuant to regulations promulgated under the Exchange Act, the Company’s officers, directors and persons who own more than 10% of the outstanding shares of the Company’s common stock (“Reporting Persons”) are required to file reports detailing their ownership and changes of ownership in such common stock (collectively, “Reports”), and to furnish the Company with copies of all such Reports. Based solely on its review of the copies of such Reports or written representations that no such Reports were necessary that the Company received during the past fiscal year or with respect to the last fiscal year, management believes that during the fiscal year ended December 31, 2011, all of the Reporting Persons complied with these reporting requirements.

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

Corporate Governance

The Company’s Board of Directors maintains an Audit Committee that assists the Board of Directors in its oversight of the Company’s accounting, auditing, internal control structure and financial reporting matters, the quality and integrity of the Company’s financial reports and the Company’s compliance with applicable laws and regulations. The audit committee is also responsible for engaging the Company’s independent registered public accounting firm and monitoring its conduct and independence. The Audit Committee is comprised of William F. Behrmann, Mary Beth Moran, John M. Mulherin and Joseph S. Morrissey, with Dr. Morrissey serving as Committee Chairman. The Board of Directors has determined that Mrs. Moran is an “audit committee financial expert” as that term is defined by the applicable rules and regulations of the Securities and Exchange Commission. Although the Company’s common stock is traded on the over-the-counter market and is not presently listed on the NASDAQ Stock Market or listed on a national securities exchange, and as such is not subject to the corporate governance requirements of NASDAQ, the New York Stock Exchange or otherwise, the Company firmly believes that sound corporate governance is in its best interest and that of its stockholders. As a result, the Board of Directors has examined the composition of the Audit Committee in light of applicable federal law and the rules of the NASDAQ Stock Market governing audit committees, and has confirmed that all members of the Audit Committee are “independent” within the meaning of those rules.

Board Leadership Structure and Board’s Role in Risk Oversight

The Board of Directors of the Company has determined that the separation of the offices of Chairman of the Board and President and Chief Executive Officer will enhance Board independence and oversight. Moreover, the separation of the Chairman of the Board and President and Chief Executive Officer will allow the President and Chief Executive Officer to better focus on his growing responsibilities of running the Company, enhancing shareholder value and expanding and strengthening our franchise while allowing the Chairman of the Board to lead the board in its fundamental role of providing advice to and independent oversight of management. Consistent with this determination, Donald H. Fischer serves as Chairman of the Board of the Company and Scott W. Hamer serves as President and Chief Executive Officer of the Company.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including credit risk, interest rate risk, liquidity risk, operational risk, strategic risk and reputation risk. Management is responsible for the day-to-day management of risks the Company faces, while the board, as a whole and through its committees, has the responsibility for the oversight of risk management. In its risk oversight role, the Board of Directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. To do this, the Chairman of the Board meets regularly with management to discuss strategy and risks facing the Company. Senior Management attends the board meetings and is available to address any questions or concerns raised by the board on risk management and any other matters. The Chairman of the Board and independent members of the board work together to provide strong, independent oversight of the Company’s management and affairs through its standing committees and, when necessary, special meetings of independent directors.

Item 11. Executive Compensation

Summary Compensation Table

The following information is furnished for the principal executive officer and the next two most highly compensated executive officers of the Company (our named executive officers) whose total compensation for the year ended December 31, 2011 exceeded $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Options (1)($)	Restricted Stock Unit Award($)		Change in Pension Value and Non-qualified Deferred Compensation Earnings (2)($)	All Other- Compensation (3)($)	Total ($)
Scott W. Hamer	2011	196,000	—	—	49,000	(5)	2,714	8,297	223,211	(4)
President & Chief Executive Officer	2010	188,000	—	—	—		2,607	32,485	223,092
Community Financial Shares, Inc.
Jeffrey A. Vock	2011	145,600	6,413	—	—		—	9,237	167,671
Vice President, Assistant Secretary	2010	140,000	12,000	—	—		—	9,289	161,289
Community Financial Shares, Inc.
Christopher P. Barton	2011	135,460	4,763	—	—		—	7,508	147,731
Vice President & Secretary	2010	135,460	5,000	—	—		—	8,652	149,112
Community Financial Shares, Inc.

(1)	These amounts reflect the aggregate grant date fair value for outstanding stock option awards granted during the year indicated, computed in accordance with FASB ASC Topic 718. For information on the assumptions used to compute the fair value, see note 15 to the consolidated financial statements. The actual value, if any, realized by an executive officer from any option will depend on the extent to which the market value of the common stock exceeds the exercise price of the option on the date the option is exercised. Accordingly, there is no assurance that the value realized by an executive officer will be at or near the value estimated above. Mr. Hamer had 500 options vest at a fair value of $3.23 and 50 options vest at a fair value of $4.28 in 2011. Mr. Vock had 200 options vest at a fair value of $2.35 in 2011
(2)	Represents Mr. Hamer’s change in pension value and nonqualified deferred compensation earnings in 2011 under the Director’s Retirement Plan.
(3)	Represents perquisites and other compensation and benefits received in 2011 as follows: Mr. Hamer – club dues and fees totaling $5,766 and use of Company-owned automobile valued at $2,531; Mr. Barton—use of Company-owned automobile valued at $7,508; and Mr. Vock – use of Company-owned automobile valued at $9,237.
(4)	Includes directors’ fees of $16,200 for 2011.
(5)	Mr. Hamer was awarded 7,424 restricted stock units on January 21, 2011. Each unit represented the right to receive one share, or the cash-equivalent of one share, of Company common stock in accordance with the Long-Term Restricted Stock Unit Agreement entered into between the Company and Mr. Hamer on January 21, 2011. As a condition of the award, Mr. Hamer was given certain performance-based criteria that must be achieved by December 31, 2011. Mr. Hamer did not meet the performance-based criteria and all 7,424 units were forfeited on December 31, 2011. The $49,000 is not included in Mr. Hamer’s 2011 total compensation for this reason.

Other Compensatory Arrangements

The Bank currently maintains change-in-control agreements with Donald H. Fischer, Scott W. Hamer, Christopher P. Barton, Jeffrey A. Vock and Eric J. Wedeen. For more information on these agreements, see “Potential Payments Upon Change in Control” below.

On December 31, 2006, the Company’s Board of Directors approved a compensation package for Scott W. Hamer in connection with Mr. Hamer’s appointment as President and Chief Executive Officer of the Company and the Bank. The compensation package, which was effective January 1, 2007, included an annual salary of $180,000 and membership dues at a local country club. Additionally, the package provided that Mr. Hamer would continue to be eligible for a possible annual bonus equal to up to 25% of his yearly salary, and would continue to receive as other perquisites an automobile allowance and the opportunity to participate in the benefit programs generally maintained by the Company for the benefit of its employees. Mr. Hamer’s compensation arrangement was not memorialized in a written contract.

In addition, as a component of annual compensation, (i) all officers of the Company with the title of Assistant Vice President or Vice President may receive a cash payment up to 12% of their annual base salary, subject to the discretion of the Board of Directors as determined from time to time during the course of the year, and (ii) all officers of the Company with the title of Senior Vice President and higher may receive a cash payment of up to 25% of their annual base salary, subject to the discretion of the Board of Directors as determined from time to time during the course of the year.

Outstanding Equity Awards at Fiscal Year-End 2011

The following table provides information concerning exercisable options and unexercised options that have not vested for each named executive officer outstanding as of December 31, 2011. The table also discloses the exercise price and the expiration date.

Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Unit of Stock That Have Not Vested (#)(1)	Market Value of Shares or Unit of Stock That Have Not Vested ($)(1)
Scott W. Hamer	3,100	1,300	$17.50	4/21/2013
Scott W. Hamer	200	600	$23.00	3/26/2017
Jeffrey A. Vock	400	1,800	$14.00	2/18/2019

Pension Benefits / Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation

The Company maintains a Profit Sharing/401(k) Plan, which is a combination of 401(k) deferrals by the employees, matching by the Company and “profit sharing” contributions by the Company, to give employees the opportunity to save for retirement on a tax-deferred basis. Total 401(k) deferrals in any taxable year may not exceed the dollar limit that is set by law. In 2011 this amount was $16,500 and $22,000 for those over the age of 50. Each year the Company may contribute matching profit sharing contributions for its employees. In 2011, the Company did not make contributions to any of the named executive officer’s individual Profit Sharing/401(k) Plan.

Potential Payments Upon Change In Control

The Bank is a party to change-in-control agreements with Messrs. Fischer, Hamer, Barton, Vock and Wedeen. The letter agreements provide for enumerated benefits to be provided by the Bank to the executive officers upon the occurrence of certain events within 18 months after a change of control of the Company or the Bank.

Each letter agreement provides for the payment of severance benefits, if, at any time within 18 months following a change of control, the officer’s employment is terminated as a result of (i) his disability, death or retirement pursuant to any retirement plan or policy of the Bank of general application to key employees; (ii) the essential elements of the officer’s position being materially reduced without good cause, each without the officer’s voluntary consent; (iii) a material reduction in the officer’s aggregate compensation, not related to or resulting from documented, diminished performance; or (iv) the officer being required to regularly perform services at a location which is greater than 50 miles from his principal office at the time of the change of control.

The severance benefits to be provided are an immediate lump-sum cash payment equal to nine months of the terminated executive’s current annual salary, exclusive of periodic bonus compensation, plus any unused earned vacation time and continued medical and life insurance coverage to the officer and his family for a maximum of nine months. Upon termination of the insurance coverage, the officer is entitled to exercise the policy options normally available to the Bank’s employees upon termination of employment (for example, the officer may elect to continue coverage under COBRA).

The Company entered into the change-of-control agreements because if a change of control should occur, the Company wants its executives to be focused on the business of reorganization and the interests of shareholders. In addition, the Company believes the agreements are consistent with market practice and assist the Company in retaining its executive talent.

On December 15, 2008, the Bank amended Messrs. Hamer’s and Barton’s change-in-control agreements and on February 25, 2009 the Bank amended Mr. Vock’s change-in-control agreement to comply with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”) and the regulations and guidance issued with respect to Section 409A of the Code.

Impact of Restrictions on Executive Compensation for TARP Participation

The American Recovery and Reinvestment Act of 2009 required the department of the Treasury to establish additional standards for executive compensation for participants in the TARP Capital Purchase Program, such as the Company. These standards include a prohibition on making any severance payment to a named executive officer or any of the next five most-highly compensated employees and a prohibition on paying or accruing any bonus, retention award or incentive compensation to, in the case of the Company, at least the most highly compensated employee, other than certain restricted stock awards. These compensation standards may require the named executive officers to forego all of the payments described below or to receive a lesser amount of what is permitted under the existing contracts or plans.

Director Compensation

The following table provides information with respect to the compensation of our directors other than those who serve as named executive officers during the fiscal year ended December 31, 2011. No director listed in the table below was granted any restricted stock or option awards in fiscal 2011.

	Fees Earned Paid in Cash ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)(1)	All Other Compensation ($)(2)	Total ($)
William Behrmann	—	25,725	—	25,725
Penny Belke	14,275	7,305	—	21,580
H. David Clayton	17,725	9,842	—	27,567
Raymond Dieter	—	26,403	—	26,403
Donald H. Fischer	6,600	14,325	6,287	27,212
Robert Haeger	16,825	4,092	—	20,917
Mary Beth Moran	15,525	2,073	—	17,598
Joseph Morrissey	17,425	9,369	—	26,794
John Mulherin	19,300	4,475	—	23,775

(1)	The amount in this column represents the aggregate increase in the present value of each director’s accumulated benefit under the Director’s Retirement Plan. Also, included in this column are the earnings and fees deferred by the Director under the Company’s voluntary deferred compensation plan.
(2)	Represents country club dues.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership Of Certain Beneficial Owners

The Company knows of no persons or groups which are beneficial owners of more than five percent of the Company’s outstanding common stock.

Security Ownership Of Management

The following table indicates, as of December 31, 2011, the number of shares of common stock beneficially owned by each director of the Company, the named executive officers of the Company, included in the Summary Compensation Table and all directors and executive officers of the Company as a group.

	Number of	Percent of Common Stock
Name of Beneficial Owner	Shares	Outstanding
William F. Behrmann	7,248	0.58%
Penny A. Belke, DDS	3,790	0.30%
H. David Clayton, DVM(2)	24,934	2.00%
Raymond A. Dieter, Jr., MD(3)	42,312	3.39%
Donald H. Fischer	52,971	4.25%
Robert F. Haeger	3,500	0.28%
Scott W. Hamer(1)	5,100	0.40%
Mary Beth Moran	1,202	0.09%
Joseph S. Morrissey, DDS(4)	46,081	3.86%
John M. Mulherin(5)	8,396	0.67%
Christopher P. Barton	19,242	1.34%
Jeffrey A. Vock(1)	400	0.03%
All Directors and Executive Officers as a
Group (12 Persons)

(1)	Includes shares issuable pursuant to stock options currently exercisable within 60 days of December 31, 2011, as follows: Mr. Hamer – 3,300 shares; and Mr. Vock – 400 shares.
(2)	Includes 12,440 shares held in a trust of which Dr. Clayton is trustee.
(3)	Includes 2,776 shares held in a trust of which Dr. Dieter is trustee.
(4)	Includes 14,678 shares held in joint tenancy of which Dr. Morrissey has shared investment and voting power.
(5)	Includes 4,112 shares held in joint tenancy of which Mr. Mulherin has shared investment and voting power and 1,208 shares held by Mr. Mulherin’s spouse in an IRA.

Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Equity Compensation Plan information as of December 31, 2011

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans*
	A	B	C
Equity compensation plans approved by security holders	32,330	$19.36	84,095
Equity compensation plans not approved by security holders	0	N/A	0

Total	32,330	$19.36	84,095

*	Excluding securities reflected in column A.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by the Bank to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured financial institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. The Bank is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public. Notwithstanding this rule, federal regulations permit the Bank to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee, although the Bank does not currently have such a program in place. Aside from lending relationships, the Company and the Bank, in the ordinary course of business, also periodically transact business with entities in which the Company’s directors have a material interest.

The Board of Directors periodically reviews, no less frequently than quarterly, a summary of the Company’s transactions with directors and executive officers of the Company and with firms that employ directors, as well as any other related person transactions, for the purpose of determining whether the transactions are fair, reasonable and within Company policy and should be ratified and approved. Also, in accordance with banking regulation and its policy, the Board of Directors reviews all loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his or her related interests, exceed the greater of $25,000 or 5% of the Company’s capital and surplus (up to a maximum of $500,000) and such loan must be approved in advance by a majority of the disinterested members of the Board of Directors. Additionally, pursuant to the Company’s Code of Business Conduct and Ethics, all executive officers and directors of the Company must disclose any existing or potential conflicts of interest to the President and Chief Executive Officer of the Company. Such potential conflicts of interest include, but are not limited to, the following: (1) owning a material financial interest in a competitor of the Company or an entity that does business or seeks to do business with the Company; (2) being employed by, performing services for, serving as an officer of, or serving on the Board of Directors of any such entity; (3) making an investment that could compromise an individual’s ability to perform his or her duties to the Company; and (4) having an immediate family member who engages in any of the activities identified above.

The aggregate outstanding balance of loans by the Bank to directors, executive officers and their related parties was $3.3 million at December 31, 2011. All loans made by the Bank to related persons have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Bank.

Director Independence

Corporate Governance

The Board of Directors has determined that all directors other than Mr. Hamer, whom we have employed as President and Chief Executive Officer since January 1, 2007, are independent under the listing requirements of the NASDAQ Stock Market and applicable federal law.

Although our common stock is traded on the over-the-counter market and is not presently listed on the NASDAQ Stock Market or listed on a national securities exchange, and as such is not subject to the corporate governance requirements of NASDAQ, the New York Stock Exchange or otherwise, we firmly believe that sound corporate governance is in our best interest and that of our stockholders. To that end, the Board of Directors has adopted the definition of director independence that is set forth in NASDAQ’s listing standards. There are no Company directors currently serving as a director of any other public company. In determining the independence of its directors, the Board of Directors considered loans that the Bank directly or indirectly made to directors Behrmann, Belke, Haeger, Hamer, Moran and Mulherin. All loans made by the Bank to related persons have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Bank. Director Mulherin is of-counsel with Mulherin, Rehfeldt & Varchetto, a professional corporation engaged in the practice of law, and has provided regular legal counsel to the Company and the Bank in the ordinary course of business. Fees paid to Mulherin, Rehfeldt & Varchetto in 2011 totaled $13,695. Director Haeger is a Principal with Langan, Haeger, Vincent & Born and has provided Directors and Officers Liability, property/casualty and auto coverage to the Bank in the ordinary course of business. General insurance coverage paid to Langan, Haeger, Vincent & Born in 2011 totaled $179,819. We believe that the fees paid to Mulherin, Rehfeldt & Varchetto and Langan, Haeger, Vincent & Born were based on normal terms and conditions as would apply to unaffiliated clients of those firms.

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2011 and December 31, 2010 by BKD LLP:

	2011	2010
Audit Fees(1)	$61,480	$58,000
Tax Fees(2)	14,460	3,995
All Other Fees	750	500

Total Fees	$76,690	$62,495

(1)	Includes fees for professional services rendered for audits of the Company’s consolidated financial statements and internal control over financial reporting, reviews of condensed consolidated financial statements included in the Company’s Forms 10-Q, and assistance with regulatory filings. All of the fees were pre-approved by the Audit Committee in accordance with the Committee’s pre-approval policy.
(2)	Includes fees primarily related to tax return preparation and review and tax planning and advice.

In approving fees, other than Audit Fees, the Audit Committee considers whether the provision of services described above under “All Other Fees” is compatible with maintaining the auditor’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) and (2) The following is a list of the financial statements of Community Financial Shares, Inc. included in this annual report on Form 10-K which are filed herewith in response to Part II Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010.

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011 and 2010.

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010.

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

COMMUNITY FINANCIAL SHARES, INC.
Registrant

By	/s/ Scott W. Hamer
President and Chief Executive Officer
Date	June 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 22, 2012 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Donald H. Fischer Donald H. Fischer	Chairman of the Board

/s/ Scott W. Hamer Scott W. Hamer	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Eric J. Wedeen Eric J. Wedeen	Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ William F. Behrmann William F. Behrmann	Director

/s/ Penny A. Belke Penny A. Belke	Director

/s/ H. David Clayton H. David Clayton	Director

/s/ Raymond A. Dieter, Jr. Raymond A. Dieter, Jr.	Director

/s/ Robert F. Haeger Robert F. Haeger	Director

/s/ Mary Beth Moran Mary Beth Moran	Director

/s/ Joseph S. Morrissey Joseph S. Morrissey	Director

/s/ John M. Mulherin John M. Mulherin	Director

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1.1	Certificate of Incorporation of Community Financial Shares, Inc. (Incorporated by reference to Exhibit 3.1.1 to the Company’s Form 10-K for the year ended December 31, 2006)

3.1.2

Certificate of Amendment to the Certificate of Incorporation of Community Financial Shares, Inc. as amended November 29, 2006. (Incorporated by reference to Exhibit 3.1.2 to the Company’s Form 10-K for the year ended December 31, 2006)

3.1.3

Certificate of Amendment to the Certificate of Incorporation of Community Financial Shares, Inc. as amended May 14, 2009. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 20, 2009)

3.2	Bylaws of Community Financial Shares, Inc. (Incorporated by reference to Annex B to the Company’s Registration Statement on Form S-4, File No. 333-46622, filed September 26, 2000)

4.1	Specimen Common Stock certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 2005)

4.2

Community Bank – Wheaton/Glen Ellyn Non-Qualified Stock Option Plan, as amended effective November 29, 2006. (Incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K for the year ended December 31, 2006)

10.0*	Form of Community Bank Directors Retirement Plan agreement (Incorporated by reference to Exhibit 10.0 to the Company’s Form 10-KSB for the year ended December 31, 2000)

10.1*	Form of Community Bank Directors Deferred Compensation Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2005)

10.2*	Change in Control Agreement between Community Bank-Wheaton/Glen Ellyn and Scott W. Hamer**

10.3*	Change in Control Agreement between Community Bank-Wheaton/Glen Ellyn and Donald H. Fischer**

10.4*	Change in Control Agreement between Community Bank-Wheaton/Glen Ellyn and Eric Wedeen (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2008)

10.5*	Change in Control Agreement between Community Bank-Wheaton/Glen Ellyn and Christopher P. Barton**

10.6*	Change in Control Agreement between Community Bank-Wheaton/Glen Ellyn and Jeffrey A. Vock**

10.7*	Executive Compensation Supplemental Benefit Agreement between Community Bank – Wheaton/Glen Ellyn and Scott W. Hamer**

10.8

Consent Order issued by the Federal Deposit Insurance Corporation and Illinois Department of Financial and Professional Regulation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2011)

EXHIBIT INDEX (Continued)

10.9

Stipulation and Consent to the Issuance of a Consent Order dated January 21, 2011 between the Federal Deposit Insurance Corporation and Illinois Department of Financial and Professional Regulation and Community Bank – Wheaton/Glen Ellyn, Glen Ellyn, Illinois (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 26, 2011)

11.0	Statement re: Computation of Per Share Earnings is incorporated herein by reference to Part II, Item 8, “Financial Statements”

14.0	Code of Ethics – A copy of the Code of Ethics is incorporated herein. (Incorporated by reference to Exhibit 14.0 to the Company’s Form 10-K for the year ended December 31, 2006)

21.0	Subsidiaries of the Company**

23.0	Consent of Independent Registered Public Accounting Firm (filed herein)**

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	31 C.F.R. Section 30.15 Certification of Chief Executive Officer**

99.2	31 C.F.R. Section 30.15 Certification of Chief Financial Officer**

101.0***

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Denotes management contract or compensatory plan.
**	Exhibit filed herewith.
***	Furnished, not filed.