Form 10-Q
period 2012-03-31
COMMUNITY FINANCIAL SHARES INC
filed 2012-07-13
CIK 1123735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 6, 2012
Common Stock, no par value per share	1,245,267 shares

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and due from banks	$4,541	$4,486
Interest-bearing deposits	45,854	39,772

Cash and cash equivalents	50,395	44,258

Interest-bearing time deposits	3,186	3,435
Securities available for sale	50,490	43,931
Loans held for sale	680	633
Loans, less allowance for loan losses of $5,695 and $8,854 at March 31, 2012 and December 31, 2011, respectively	195,348	198,110
Foreclosed assets, net	10,133	9,265
Prepaid FDIC assessment	381	490
Federal Home Loan Bank stock	3,164	5,398
Premises and equipment, net	15,030	15,121
Cash value of life insurance	6,242	6,182
Interest receivable and other assets	2,500	2,163

Total assets	$337,549	$328,986

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$309,418	$301,101
Federal Home Loan Bank advances	13,000	13,000
Other borrowings	1,300	1,300
Subordinated debentures	3,609	3,609
Interest payable and other liabilities	3,460	2,726

Total liabilities	330,787	321,736

Commitments and contingent liabilities

Shareholders’ equity
Common stock—no par value, 5,000,000 shares authorized; 1,245,267 shares issued and outstanding	—	—
Preferred stock—$1.00 par value, 1,000,000 shares authorized; 7,319 shares issued and outstanding	7	7
Paid-in capital	12,053	12,033
Accumulated deficit	(5,857)	(5,407)
Accumulated other comprehensive income	559	617

Total shareholders’ equity	6,762	7,250

Total liabilities and shareholders’ equity	$337,549	$328,986

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2012 and 2011

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Interest and dividend income
Interest and fees on loans	$2,812	$2,954
Securities:
Taxable	225	241
Exempt from federal income tax	107	112
Other interest income	37	31

Total interest and dividend income	3,181	3,338
Interest expense
Deposits	466	555
Federal Home Loan Bank advances and other borrowed funds	100	100
Subordinated debentures	20	17

Total interest expense	586	672

Net interest income	2,595	2,666
Provision for loan losses	180	173

Net interest income after provision for loan losses	2,415	2,493
Non-interest income
Service charges on deposit accounts	97	100
Gain on sale of loans	196	226
Gain on sale of securities	—	104
Writedown on other real estate owned	(192)	—
Gain on sale of foreclosed assets	—	18
Other non-interest income	261	261

Total non-interest income	362	709

Non-interest expense
Salaries and employee benefits	1,404	1,493
Net occupancy and equipment expense	331	350
Data processing expense	300	289
Advertising and promotions	59	51
Professional fees	254	261
FDIC insurance premiums	296	266
Other real estate owned expenses	107	86
Other operating expenses	327	300

Total non-interest expense	3,078	3,096

Income (loss) before income taxes	(301)	106
Income tax (benefit)	37	(23)

Net income (loss)	(338)	129

Preferred stock dividend and accretion	(112)	(111)

Net income (loss) available to common shareholders	$(450)	$18

Earnings (loss) per share
Basic	$(0.36)	$0.02
Diluted	$(0.36)	$0.02

Average shares outstanding basic	1,245,267	1,245,267
Average shares outstanding diluted	1,245,267	1,245,267
Dividends per share	$0.00	$0.00

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended March 31, 2012 and 2011

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$(338)	$129
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Unrealized net gains (loss)	(94)	50
Related income tax (expense) benefit	36	(17)

Net unrealized gains (losses)	(58)	33
Less: reclassification adjustment for net gains realized during the period
Realized net gains	—	104
Related income tax expense	—	(38)

Net realized gains	—	66

Other comprehensive loss	(58)	(33)

Comprehensive income (loss)	$(396)	$96

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2012 and 2011

(In thousands, except share and per share data)

(Unaudited)

	Number of Common Shares	Preferred Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2012	1,245,267	$7	$12,033	$(5,407)	$617	$7,250
Net loss	—	—	—	(338)	—	(338)
Change in unrealized net gain on securities available for sale	—	—	—	—	(58)	(58)

Total comprehensive loss						(396)
Preferred stock dividends (5%)	—	—	—	(95)	—	(95)
Discount on preferred stock	—	—	17	(17)	—	—
Stock option expense	—	—	3	—	—	3

Balance at March 31, 2012	1,245,267	$7	$12,053	$(5,857)	$559	$6,762

Balance at January 1, 2011	1,245,267	$7	$11,954	$6,046	$(252)	$17,755
Net income	—	—	—	129	—	129
Change in unrealized net gain on securities available for sale, net of reclassification adjustment of $104 and tax effects $21	—	—	—	—	(33)	(33)

Total comprehensive income						96
Preferred stock dividends (5%)	—		—	(95)	—	(95)
Discount on preferred stock	—	—	16	(16)	—	—
Stock option expense	—	—	3	—	—	3

Balance at March 31, 2011	1,245,267	$7	$11,973	$6,064	$(285)	$17,759

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2012 and 2011

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(338)	$129
Adjustments to reconcile net loss to net cash from (used in) operating activities
Amortization on securities, net	49	45
Depreciation	164	159
Provision for loan losses	180	173
Gain on sale of securities	—	(104)
Gain on sale of foreclosed assets	—	(18)
Gain on sale of loans	(196)	(226)
Originations of loans for sale	(9,574)	(11,530)
Proceeds from sales of loans	9,770	11,756
Compensation cost of stock options	3	3
Change in cash value of life insurance	(60)	(59)
Change in interest receivable and other assets	(1,252)	(2,429)
Change in interest payable and other liabilities	638	149

Net cash used in operating activities	(616)	(1,952)
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing time deposits	249	—
Purchases of securities available for sale	(9,538)	(9,722)
Proceeds from maturities and calls of securities available for sale	2,836	2,066
Proceeds from sales of securities available for sale	—	2,526
Proceeds from Federal Home Loan Bank stock redemption	2,234	—
Net change in loans	2,728	9,976
Property and equipment expenditures, net	(73)	(21)

Net cash from (used in) investing activities	(1,564)	4,825
CASH FLOWS FROM FINANCING ACTIVITIES
Change in:
Non-interest bearing and interest bearing demand deposits and savings	6,419	(5,793)
Certificates and other time deposits	1,898	(5,802)
Repayments of borrowings	—	(200)

Net cash from (used in) financing activities	8,317	(11,795)

Change in cash and cash equivalents	6,137	(8,922)
Cash and cash equivalents at beginning of period	44,258	32,487

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,395	$23,565

Supplemental disclosures
Interest paid	$562	$774
Income taxes paid	—	—
Transfers from loans to foreclosed assets and real estate held for investment	1,030	2,649

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINACIAL STATEMENTS

(Table dollars in thousands)

March 31, 2012 and 2011

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are consistent with those used in the preparation of annual consolidated financial statements. The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management of Community Financial Shares, Inc. (the “Company”), for a fair statement of results for the interim periods presented. Results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial period and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the U.S. Securities and Exchange Commission on June 22, 2012. The condensed consolidated balance sheet of the Company as of December 31, 2011 has been derived from the audited consolidated balance sheet as of that date.

NOTE 2 – FINANCIAL CONDITION AND MANAGEMENT’S PLAN

The report of the Company’s independent registered public accounting firm for the year ended December 31, 2011 contains an explanatory paragraph as to the Company’s ability to continue as a going concern primarily because (i) the Company reported significant losses during 2011 and 2010 and (ii) the Company has not sufficiently demonstrated its ability to meet the capital requirements set forth in the Order or its ability to meet its obligations under a loan agreement that it has entered into with an unaffiliated third party lender.

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

In addition, the Company remains subject to the provisions of the Order and a loan agreement that it has entered into with an unaffiliated third party lender. The Order requires the Bank to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets. The Company’s loan with the unaffiliated third party, which had a fixed rate of 6.0% and an outstanding balance of $1.3 million at December 31, 2011, is secured by all of the outstanding capital stock of the Bank. As of March 31, 2012, the Company has made all required interest payments on the outstanding principal amounts on a timely basis. As a condition of the Company’s loan agreement, the Bank must maintain a nonperforming assets-to-tangible-capital ratio of not more than 65% measured quarterly and not incur a net loss of more than $250,000 for the calendar year ended December 31, 2010. As of March 31, 2012, the Company was not in compliance with the debt covenants set forth in the loan agreement. On May 3, 2012, the Company and the lender entered into a letter agreement pursuant to which the lender agreed to accept $900,000, as full satisfaction of the indebtedness provided that such payment are made by the Company to the lender on or before July 30, 2012. In addition, upon receipt of the payment, all of the liens on and security interests in favor of the lender under the loan documents shall be automatically terminated and released and all indebtedness shall be deemed fully satisfied.

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

NOTE 3 – EARNINGS (LOSS) PER SHARE

	Three Months Ended March 31,
	2012	2011
(in thousands)
Net income (loss)	$(338)	$129
Less: Accretion of discount on preferred stock	(17)	(16)
Dividends on preferred stock	(95)	(95)

Income (loss) available to common shareholders	$(450)	$18

The number of shares used to compute basic and diluted loss per share were as follows:

Weighted average shares outstanding	1,245,267	1,245,267
Effect of dilutive securities:
Stock options	—	—

Shares used to compute diluted earnings (loss) per share	1,245,267	1,245,267

Earnings (loss) per share:
Basic	$(0.36)	$0.02
Diluted	$(0.36)	$0.02

There were 32,330 and 32,730 anti-dilutive shares at March 31, 2012 and 2011, respectively.

NOTE 4 – CAPITAL ADEQUACY AND REGULATORY AND SUPERVISORY MATTERS

At the dates indicated, the capital ratios of Community Bank-Wheaton/Glen Ellyn, the Company’s wholly owned subsidiary (the “Bank”), were as follows:

	March 31, 2012		December 31, 2011
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$13,623	6.0%	$13,756	6.1%
Tier I capital (to risk-weighted assets)	10,796	4.7%	10,860	4.8%
Tier I capital (to average assets)	10,796	3.2%	10,860	3.3%

At March 31, 2012, regulatory approval is required for all dividend declarations by both the Bank and the Company.

On January 21, 2011, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order with the FDIC and IDFPR, whereby the Bank consented to the issuance of a Consent Order (the “Order”) by the FDIC and IDFPR, without admitting or denying that grounds exist for the FDIC and IDFPR to initiate an administrative proceeding against the Bank.

The Order requires the Bank to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets within 120 days. At March 31, 2012, these capital ratios were 3.2% and 6.0%, respectively. As a result, the Bank is currently deemed to be “undercapitalized” pursuant to the regulatory framework for prompt corrective action and is subject to the mandatory provisions of 12 U.S.C. § 1831o and 12 C.F.R. § 325 (subpart B). These provisions include, among other things, a requirement that the Bank submit a capital restoration plan to the FDIC and restrictions on the Bank’s asset growth, acquisitions, new activities, new branches, payment of dividends, declaration of capital distributions and management fees.

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

The Company has evaluated all options to increase its capital levels and is currently engaged in preliminary negotiations with various third parties regarding the raising of additional capital. If the Company cannot raise additional capital, it may not be able to sustain further deterioration in its financial condition and other regulatory actions may be taken. As of the date of this Quarterly Report on Form 10-Q, the Company has not entered into a definitive agreement regarding the raising of additional capital and no assurances can be made that the Company will ultimately enter into such an agreement.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

The fair value of securities available for sale at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U. S. government agencies	$13,961	$6	$(39)
State and political subdivisions	12,479	471	(4)
Mortgage-backed securities – Government sponsored entities (GSE) residential	23,755	476	(9)
Preferred stock	27	12	—
SBA guaranteed	268	1	(1)

	$50,490	$966	$(53)

	December 31, 2011
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U. S. government agencies	$9,041	$42	$—
State and political subdivisions	12,926	482	(3)
Mortgage-backed securities – GSE residential	21,665	477	(1)
Preferred stock	25	10	—
SBA guaranteed	274	1	(1)

	$43,931	$1,012	$(5)

Securities classified as U. S. government agencies include notes issued by government-sponsored enterprises such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank. The SBA-guaranteed securities are pools of loans guaranteed by the Small Business Administration.

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011:

	March 31, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. government agencies	$4,961	$(39)	$—	$—	$4,961	$(39)
State and political subdivisions	136	(4)	—	—	136	(4)
Mortgage-backed securities – GSE residential	1,162	(9)	8	—	1,162	(9)
SBA guaranteed	—	—	101	(1)	101	(1)

Total temporarily impaired securities	$6,259	$(52)	$109	$(1)	$6,360	$(53)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and political subdivisions	$—	$—	$476	$(3)	$476	$(3)
Mortgage-backed securities – GSE residential	109	(1)	—	—	109	(1)
Preferred stock	—	—	229	(1)	229	(1)

Total temporarily impaired securities	$109	$(1)	$705	$(4)	$814	$(5)

U.S. Government Agencies, State and Political Subdivisions, and Mortgage-backed securities

The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies, state and political subdivisions and mortgage-backed securities were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2012.

Unrealized gains and losses within the investment portfolio are determined to be temporary. The Company has performed an evaluation of its investments for other than temporary impairment and there was no impairment identified during the first quarter of 2012. The entire portfolio is classified as available for sale, however, management has no specific intent to sell any securities, and it is more likely than not that the company will not have to sell any security before recovery of its amortized cost basis.

The fair values of securities available for sale at March 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$62	$63
Due after one year through five years	950	979
Due after five years through ten years	1,864	1,872
Due after ten years	23,131	23,526

Mortgage-backed securities	23,287	23,755
Preferred stock	15	27
SBA guaranteed	268	268

	$49,577	$50,490

Securities with a carrying value of approximately $25.6 million at March 31, 2012 were pledged to secure public deposits, Federal Home Loan Bank advances and for other purposes as required or permitted by law.

Sales activities for securities for the three months ended March 31, 2012 and 2011 is shown in the following table:

	Three Months Ended March 31,
	2012	2011
Sales proceeds	$—	$2,526
Gross gains on sales	—	104

NOTE 6 – LOANS

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

Loans consisted of the following at March 31, 2012 and December 31, 2011, respectively:

	March 31, 2012	December 31, 2011
Real estate
Commercial	$93,547	$94,513
Construction	2,441	4,361
Residential	20,421	21,054
Home equity	57,487	59,176

Total real estate loans	173,896	179,104
Commercial	25,480	26,203
Consumer	1,419	1,392

Total loans	200,795	206,699
Deferred loan costs, net	248	265
Allowance for loan losses	(5,695)	(8,854)

Loans, net	$195,348	$198,110

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

The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2012	$3,281
New loans including renewals	—
Payments, etc., including renewals	(162)

Balances, March 31, 2012	$3,119

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three months ended March 31, 2012:

	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Total
Balance at beginning of period	$695	$4,171	$1,768	$18	$804	$1,398	$8,854
Provision for loan losses	(1)	180	6	2	(50)	43	180
Charge-offs	—	(1,212)	(1,740)	—	(401)	—	(3,353)
Recoveries	—	—	—	—	14	—	14

Balance at end of period	$694	$3,139	$34	$20	$367	$1,441	$5,695

Ending balance: individually evaluated for impairment	$39	$1,869	$—	$—	$71	$1,114	$3,093

Ending balance: collectively evaluated for impairment	$655	$1,270	$34	$20	$296	$327	$2,602

Total Loans:
Ending balance	$25,480	$93,547	$2,441	$1,419	$20,421	$57,487	$200,795

Ending balance: individually evaluated for impairment	$39	$3,928	$34	$—	$2,592	$3,096	$9,689

Ending balance: collectively evaluated for impairment	$25,441	$89,619	$2,407	$1,419	$17,829	$54,391	$191,106

The following table presents the changes in the allowance for loan losses for the three months ended March 31, 2011:

	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Unallocated	Total
Balance at beginning of period	$791	$1,200	$3,877	$19	$661	$838	$293	$7,679
Provision for loan losses	(31)	689	(428)	(2)	(51)	273	(277)	173
Charge-offs	(109)	—	(2,342)	—	(128)	(87)	—	(2,666)
Recoveries	2	—	—	2	—	—	—	4

Balance at end of period	$653	$1,889	$1,107	$19	$482	$1,024	$16	$5,190

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2011:

	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Unallocated	Total
Ending balance: individually evaluated for impairment	$39	$3,002	$1,740	$—	$451	$977	$—	$6,209

Ending balance: collectively evaluated for impairment	$656	$1,214	$28	$19	$352	$376	$—	$2,645

Total Loans:
Ending balance	$26,203	$94,513	$4,361	$1,392	$21,054	$59,176	$—	$206,699

Ending balance: individually evaluated for impairment	$39	$6,671	$2,175	$—	$3,709	$2,659	$—	$15,253

Ending balance: collectively evaluated for impairment	$26,164	$87,842	$2,186	$1,392	$17,345	$56,517	$—	$191,446

The following table summarizes the Company’s nonaccrual loans by class at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
Commercial and industrial	$39	$39
Real estate loans:
Construction	34	2,175
Commercial and farm land	1,979	4,721
Residential mortgage	2,592	4,187
Home equity	3,096	2,677

Total	$7,740	$13,799

The following table presents impaired loans as of March 31, 2012:

				2012		2011
				Three Months Ended		Three Months Ended
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—	$464	$—
Construction	34	785	—	29	—	572	—
Residential	2,351	2,351	—	2,351	—	2,362	—
HELOC	478	478	—	497	—	389	—

Subtotal	2,863	3,614	—	2,877	—	3,787	—

With an allowance recorded:
Commercial and industrial	39	39	39	39	—	—	—
Commercial real estate	3,928	3,928	1,869	3,933	4	5,243	47
Construction	—	—	—	—	—	3,550	—
Residential	205	205	71	241	—	4,438	—
HELOC	2,653	2,653	1,114	2,604	—	1,668	—

Subtotal	6,825	6,825	3,093	6,816	4	14,899	47

Total Impaired Loans	$9,689	$10,439	$3,093	$9,693	$4	$18,686	$47

The following table presents impaired loans as of December 31, 2011:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
With no related allowance recorded:
Construction	$25	$776	$—
Residential	2,353	2,353	—
HELOC	510	510	—

Subtotal	2,888	3,639	—

With an allowance recorded:
Commercial	39	39	39
Commercial real estate	6,671	6,671	3,002
Construction	2,150	2,150	1,740
Residential	1,356	1,355	451
HELOC	2,149	2,149	977

Subtotal	12,365	12,364	6,209

Total Impaired Loans	$15,253	$16,003	$6,209

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

The following tables summarize credit quality of the Company at March 31, 2012 and December 31, 2011:

	March 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial and industrial	$23,997	$781	$702	$—	$—	$25,480
Real estate loans:
Construction	2,114	—	327	—	—	2,441
Commercial real estate	86,186	3,433	3,928	—	—	93,547
Residential mortgage	13,227	3,643	3,551	—	—	20,421
Home equity	53,280	1,111	3,096	—	—	57,487
Individuals loans for household and other personal expenditures	1,419	—	—	—	—	1,419

Total	$180,223	$8,968	$11,604	$—	$—	$200,795

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial and industrial	$24,582	$910	$711	$—	$—	$26,203
Real estate loans:
Construction	1,144	—	3,217	—	—	4,361
Commercial real estate	84,492	3,351	6,670	—	—	94,513
Residential mortgage	12,042	3,804	5,208	—	—	21,054
Home equity	54,665	530	3,981	—	—	59,176
Individuals loans for household and other personal expenditures	1,392	—	—	—	—	1,392

Total	$178,317	$8,595	$19,787	$—	$—	$206,699

The following tables summarize past due aging of the Company’s loan portfolio at March 31, 2012 and December 31, 2011:

	March 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial and industrial	$—	$—	$39	$39	$25,441	$25,480	$—
Real estate loans:
Construction	—	—	34	34	2,407	2,441	—
Commercial real estate	640	—	1,980	2,620	90,927	93,547	—
Residential mortgage	556	41	2,591	3,188	17,233	20,421	—
Home equity	231	—	3,096	3,327	54,160	57,487	—
Individuals loans for household and other personal expenditures	2	—	—	2	1,417	1,419	—

Total	$1,429	$41	$7,740	$9,210	$191,585	$200,795	$—

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial and industrial	$—	$—	$39	$39	$26,164	$26,203	$—
Real estate loans:
Construction	—	—	2,175	2,175	2,186	4,361	—
Commercial real estate	674	—	4,721	5,395	89,118	94,513	—
Residential mortgage	204	43	4,187	4,434	16,620	21,054	—
Home equity	60	463	2,677	3,200	55,976	59,176	—
Individuals loans for household and other personal expenditures	—	—	—	—	1,392	1,392	—

Total	$938	$506	$13,799	$15,243	$191,456	$206,699	$—

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

The following table summarizes the loans that have been restructured as TDRs during the three months ended March 31, 2011 and year ended December 31, 2011:

	Three months ended March 31, 2012
	Count	Balance Prior to TDR	Balance after TDR
Real estate loans:
Commercial and industrial	1	$458	$458
Commercial real estate	4	4,827	4,827
Construction	2	343	343
Residential mortgage	3	3,118	3,118

Total	10	$8,746	$8,746

The following table sets forth the Company’s TDRs that had payment defaults during the three months ended March 31, 2012. Default occurs when a TDR is 90 days or more past due, transferred to non-accrual status, or transferred to other real estate owned within twelve months of restructuring.

		Default
	Count	Balance
Real estate loans:
Commercial real estate	1	$1,979
Residential	1	2,351

Total	2	$4,330

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

Available-for-sale Securities

If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 1 security includes preferred stock. Level 2 securities include certain collateralized mortgage and debt obligations, municipal securities, U.S. government agencies and SBA securities. Third party vendors compile prices from various sources and may apply such techniques as matrix pricing to determine the value of identical or similar investment securities (Level 2). Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather on the investment securities’ relationship to other benchmark quoted investment securities. The following tables are as of March 31, 2012 and December 31, 2011, respectively:

		At March 31, 2012
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. government agencies	$13,961	$—	$13,961	$—
State and political subdivisions	12,479	—	12,479	—
Mortgage-backed securities – GSE residential	23,755	—	23,755	—
Preferred stock	27	27	—	—
SBA guaranteed	268	—	268	—

Total available for sale securities	$50,490	$27	$50,463	$—

		At December 31, 2011
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. government agencies	$9,041	$—	$9,041	$—
State and political subdivisions	12,926	—	12,926	—
Mortgage-backed securities – GSE residential	21,665	—	21,665	—
Preferred stock	25	25	—	—
SBA guaranteed	274	—	274	—

Total available for sale securities	$43,931	$25	$43,906	$—

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying March 31, 2012 and December 31, 2011 balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

		At March 31, 2012
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Impaired loans	$3,734	—	—	$3,734
Other real estate owned	2,585	—	—	2,585

		At December 31, 2011
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Impaired loans	$7,008	—	—	$7,008
Other real estate owned	4,722	—	—	4,722

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

Other Real Estate Owned

Other real estate owned (OREO) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired. Estimated fair value of OREO is based on appraisals or evaluations. OREO is classified within Level 3 of the fair value hierarchy. Appraisals of OREO are obtained when the real estate is acquired and subsequently as deemed by the Chief Credit Officer (CCO). Appraisals are reviewed for accuracy and consistency by the CCO. Appraisers are selected from the list of approved appraisers maintained by management.

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2012:

		At March 31, 2012
		Fair Value Measurements Using
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$50,395	$50,395	$—	—
Interest-bearing time deposits	3,186	3,186	—	—
Securities available for sale	50,490	27	50,463	—
Loans held for sale	680	—	680	—
Loans receivable, net	195,348	—	—	198,203
Federal Home Loan Bank stock	3,164	—	3,164	—
Interest receivable	1,056	—	1,056	—

Financial liabilities
Deposits	309,418	—	311,355	—
Federal Home Loan Bank advances	13,000	—	13,311	—
Other borrowings	1,300	—	1,300	—
Subordinated debentures	3,609	—	—	1,196
Interest payable	271	—	271	—

The carrying amount and estimated fair value of financial instruments at December 31, 2011 year end are as follows:

	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$44,258	$44,258
Interest-bearing time deposits	3,435	3,435
Securities available for sale	43,931	43,931
Loans held for sale	633	633
Loans receivable, net	198,110	200,526
Federal Home Loan Bank stock	5,398	5,398
Interest receivable	1,047	1,047

Financial liabilities
Deposits	301,101	303,213
Federal Home Loan Bank advances	13,000	13,356
Other borrowings	1,300	1,300
Subordinated debentures	3,609	1,189
Interest payable	248	248

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

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Total assets at March 31, 2012 were $337.6 million, which represented an increase of $8.6 million, or 2.6%, compared to $329.0 million at December 31, 2011. The increase in total assets was primarily due to increases in investment securities, cash and cash equivalents and foreclosed assets. Investment securities increased $6.6 million, or 14.9%, to $50.5 million at March 31, 2012 from $43.9 million at December 31, 2011. This increase is primarily due to investing excess liquidity and the weak loan demand in the first quarter of 2012. Cash and cash equivalents increased $6.1 million, or 13.8%, to $50.4 million at March 31, 2012 from $44.3 million at December 31, 2011. In addition, foreclosed assets increased $800,000, or 9.4%, to $10.1 million at March 31, 2012 from $9.3 million at December 31, 2011. Partially offsetting these increases were decreases in loans receivable and federal home loan bank stock. Loans receivable decreased $2.8 million, or 1.4%, to $195.3 million at March 31, 2012 from $198.1 million at December 31, 2011 and federal home loan bank stock decreased $2.2 million, or 41.4%, to $3.2 million at March 31, 2012 from $5.4 million at December 31, 2011. The decrease in loans during the three months ended March 31, 2012 is primarily due to charge-offs totaling $3.4 million. These write-downs were primarily due to the recognition of decreases in valuations on a portion of the Bank’s nonperforming commercial real estate loans. Included in foreclosed assets at March 31, 2012 are 12 one-to-four family residences, a mixed-use commercial/residential property, six commercial properties and two parcels of land.

Total liabilities at March 31, 2012 were $330.8 million, which represented an increase of $9.1 million, or 2.8%, compared to $321.7 million at December 31, 2011. Deposits increased $8.3 million, or 2.8%, to $309.4 million at March 31, 2012 from $301.1 million at December 31, 2011. This increase in deposits primarily consists of increases in: (1) regular savings accounts of $4.5 million, or 8.1%, to $59.5 million at March 31, 2012 from $55.0 million at December 31, 2011; (2) certificates of deposit of $1.9 million, or 2.1%, to $94.2 million at March 31, 2012 from $92.3 million at December 31, 2011; and (3) money market accounts of $1.8 million, or 4.4%, to $43.7 million at March 31, 2012 from $41.9 million at December 31, 2011. Interest-bearing demand deposit accounts remained unchanged at March 31, 2012 from December 31, 2011 totaling $75.5 million. The percentage of regular savings accounts to total deposits increased to 19.2% at March 31, 2012 from 18.3% at December 31, 2011 and the percentage of certificates of deposit to total deposits decreased slightly to 30.5% at March 31, 2012 from 30.7% at December 31, 2011. Borrowed money, consisting of Federal Home Loan Bank advances and other borrowings remained unchanged at $14.3 million at March 31, 2012 as compared to December 31, 2011.

Stockholders’ equity decreased $487,000, or 6.7%, to $6.8 million at March 31, 2012 from $7.2 million at December 31, 2011. The decrease in stockholders’ equity was primarily due to the Company’s net loss for the three months ended March 31, 2012. In addition, the Company’s accumulated other comprehensive income relating to the change in fair value of its available-for-sale investment portfolio decreased $58,000 for the three months ended March 31, 2012. As of March 31, 2012 there were 1,245,267 shares of Company common stock outstanding, resulting in a tangible book value of ($0.14) per share at that date.

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

	March 31, 2012	December 31, 2011
Tangible book value per share:
Total capital	$6,792	$7,250
Less: Preferred equity	6,970	6,970

Tangible common equity	$(178)	$280

Outstanding common shares	1,245,267	1,245,267
Tangible book value per share	$(0.14)	$0.22

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

General. The Company’s net income decreased $467,000 to a net loss of $338,000 for the three months ended March 31, 2012, from net income of $129,000 for the three months ended March 31, 2011. Due to the effect of preferred stock dividends, net loss available to common shareholders totaled $450,000 for the three months ended March 31, 2012. This represents a basic and diluted loss per share of $0.36 for the three months ended March 31, 2012 compared to basic and diluted earnings per share of $0.02 for the three months ended March 31, 2011. The decrease in net income during the first quarter of 2012 is the result of the combined effect of a $70,000 decrease in net interest income, a $347,000 decrease in noninterest income, a $17,000 decrease in noninterest expense and a $7,000 increase in provision for loan losses.

Net interest income. The following table summarizes interest and dividend income and interest expense for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011	$Change	%Change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$2,812	$2,954	$(142)	(4.81%)
Securities:
Taxable	225	241	(16)	(6.64)
Exempt from federal tax	107	112	(5)	(4.46)
Other interest income	37	31	6	19.36

Total interest and dividend income	3,181	3,338	(157)	(4.70)

Interest expense:
Deposits	466	555	(89)	(16.04)
Federal Home Loan Bank advances and other borrowings	100	100	—	—
Subordinated debentures	20	17	3	17.65

Total interest expense	586	672	(86)	(12.80)

Net interest income	$2,595	$2,666	$(71)	(2.66)

The following table summarizes average balances and annualized average yields or costs for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012			2011
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
Interest-earning assets:
Taxable securities	$35,070	$225	2.58%	$35,879	$241	2.73%
Tax-exempt securities	9,278	107	4.61	10,114	112	4.47
Loan receivables (1)	206,073	2,812	5.47	224,673	2,954	5.33
Interest-bearing deposits	42,935	36	0.33	25,207	30	0.48
FHLB stock	4,269	1	0.13	5,398	1	0.10

Total interest-earning assets	297,625	3,181	4.29	301,271	3,338	4.49
Interest-bearing liabilities:
NOW accounts	75,788	69	0.36	76,154	78	0.42
Regular savings	57,058	56	0.39	52,029	54	0.42
Money market accounts	42,430	73	0.69	34,894	57	0.66
Certificates of deposit	93,329	268	1.15	107,195	366	1.38
FHLB advances and other	14,300	100	2.80	14,432	100	2.80
Subordinated debentures	3,609	20	2.18	3,609	17	1.95

Total interest-bearing liabilities	$286,514	586	0.82	$288,313	672	0.95

Net interest income		$2,595			$2,666

Net interest spread			3.47%			3.54%

Net interest income to average interest-earning assets			3.50%			3.59%

(1)	The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.

Interest Income. Interest income decreased $157,000 to $3.2 million for the three months ended March 31, 2012 from $3.3 million for the three months ended March 31, 2011. The average yield on interest-earning assets decreased 20 basis points to 4.29% for the three months ended March 31, 2012 from 4.49% for the comparable prior year period. In addition, there was a decrease of $3.7 million in interest-earning assets to $297.6 million for the three months ended March 31, 2012 from $301.3 million for the prior year period.

Interest and fees on loans decreased $142,000, or 4.8%, to $2.8 million for the three months ended March 31, 2012, compared to $3.0 million for the comparable prior year period. This decrease resulted from a decrease in the average balance of loans of $18.6 million to $206.1 million for the three months ended March 31, 2012 from $224.7 million for the comparable prior year period. This decrease was partially offset by an increase in the average loan yield of 14 basis points to 5.47% for the three months ended March 31, 2012 from 5.33% for the comparable prior year period. Interest on taxable securities decreased $16,000 for the three months ended March 31, 2012 compared to the comparable prior year period. This decrease is primarily due to a decrease in the average yield on taxable securities of 15 basis points to 2.58% for the three months ended March 31, 2012 from 2.73% for the comparable prior year period.

Interest Expense. Interest expense decreased by $86,000, or 12.8%, to $586,000 for the three months ended March 31, 2012, from $672,000 for the three months ended March 31, 2011. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities of 13 basis points to 0.82% for the three months ended March 31, 2012 from 0.95% for the comparable prior year period. This decrease is primarily due to a decrease in overall market rates. In addition, the average balance of interest bearing liabilities decreased $1.8 million to $286.5 million for the three months ended March 31, 2012 from $288.3 million for the comparable prior year period. Interest expense resulting from Federal Home Loan Bank advances, subordinated debentures and other borrowings increased $3,000 during the three months ended March 31, 2012. The average balance on these borrowings decreased $132,000 to $17.9 million for the three months ended March 31, 2012 from $18.0 million for the comparable prior year period. In addition, there was an increase in the average cost on these borrowings of 5 basis points to 2.68% for the three months ended March 31, 2012 from 2.63% for the comparable period in 2011.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses decreased $71,000, or 2.6%, to $2.6 million for the three months ended March 31, 2012 compared to $2.7 million for the comparable period in 2011. The Company’s net interest margin expressed as a percentage of average interest-earning assets decreased to 3.50% for the three months ended March 31, 2012 as compared to 3.59% for the three months ended March 31, 2011. The yield on average interest-earning assets decreased 20 basis points to 4.29% for the three months ended March 31, 2012 from 4.49% for the comparable period ended March 31, 2011. The yield on taxable securities decreased 15 basis points to 2.58% for the three months ended March 31, 2012 from 2.73% for the comparable prior year period. The yield on average loans increased to 5.47% for the three months ended March 31, 2012 from 5.33% for the three months ended March 31, 2011. In addition, there was a 13 basis point decrease in the cost of average interest-bearing liabilities to 0.82% for the three months ended March 31, 2012 as compared to 0.95% for the comparable 2011 period.

Provision for Loan Losses. The Bank’s provision for loan losses increased to $180,000 for the three months ended March 31, 2012 from $173,000 for the comparable period in 2011. The $7,000 increase in the provision was the result of management’s quarterly analysis of the allowance for loan loss. At March 31, 2012, December 31, 2011 and March 31, 2011, nonperforming loans totaled $7.7 million, $13.8 million and $14.0 million, respectively. At March 31, 2012, the ratio of the allowance for loan losses to nonperforming loans was 73.6% compared to 64.2% at December 31, 2011 and 37.0% at March 31, 2011. The ratio of the allowance to total loans was 2.83%, 4.28% and 2.38%, at March 31, 2012, December 31, 2011 and March 31, 2011, respectively. The decrease is primarily due to reserves established in prior periods on loans which were charged off during the three months ended March 31, 2012.

Nonperforming loans decreased $6.1 million, or 43.9%, to $7.7 million at March 31, 2012 from $13.8 million at December 31, 2011. The largest component of nonperforming loans is home equity lines of credit, which increased $419,000, or 15.7%, to $3.1 million, or 40.0% of total nonperforming loans, at March 31, 2012, from $2.7 million, or 19.4% of total nonperforming loans at December 31, 2011. Nonperforming residential mortgage loans decreased $1.6 million, or 38.1%, to $2.6 million at March 31, 2012 from $4.2 million at December 31, 2011. Nonperforming commercial real estate loans decreased $2.7 million, or 58.1%, to $2.0 million at March 31, 2012 from $4.7 million at December 31, 2011. Finally, nonperforming construction loans decreased $2.1 million, or 98.4% to $34,000 at March 31, 2012 from $2.2 million at December 31, 2011. Charge-offs, net of recoveries, totaled $3.3 million for the three months ended March 31, 2012 compared to $2.7 million for the three months ended March 31, 2011. Nonperforming loans are loans that are ninety days past due and placed on nonaccrual status. Management continues to take aggressive actions in identifying and disposing of problem credits.

The amounts of the provision and allowance for loan losses are influenced by a number of factors, including current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. Should the local economic climate continue to deteriorate, borrowers may experience increased difficulties paying off loans and the level of non-performing loans, charge-offs, and delinquencies could continue to rise, which would require us to further increase the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions. Management believes that, based on information available at March 31, 2012, the Bank’s allowance for loan losses was adequate to cover probable incurred losses inherent in its loan portfolio at that time. However, no assurances can be given that the Bank’s level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance will not be necessary if economic or other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance. In addition, the FDIC as an integral part of its examination processes, periodically reviews the Bank’s allowance for loan losses and may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management. The FDIC examines the Bank periodically and, accordingly, as part of this examination the allowance is reviewed utilizing specific guidelines. Based upon its review, the FDIC may accordingly from time to time require reserves in addition to those previously provided.

Noninterest Income

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$97	$100	$(3)	(3.00%)
Gain on sale of loans	196	226	(30)	(13.27)
Gain on sale of securities	—	104	(104)	(100.00)
Writedown on other real estate owned	(192)	—	(192)	—
Gain on sale of foreclosed assets	—	18	(18)	(100.00)
Other non-interest income	261	261	—	—

Total non-interest income	$362	$709	$(347)	(21.86)

Noninterest income totaled $362,000 and $709,000 for the three months ended March 31, 2012 and 2011, respectively. Gain on sale of loans decreased $30,000 to $196,000 for the three months ended March 31, 2012 from $226,000 for the comparable prior year period. Gain on sale of securities decreased $104,000 to zero for the three months ended March 31, 2012 from $104,000 for the comparable prior year period. Writedown on other real estate owned totaled $192,000 for the three months ended March 31, 2012 compared to zero for the comparable prior year period. In addition, gain on sale of foreclosed assets decreased $18,000 for the three months ended March 31, 2012 as compared to the prior year period.

Noninterest Expense

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$1,404	$1,493	$(89)	(5.96%)
Net occupancy and equipment expense	331	350	(19)	(5.43)
Data processing expense	300	289	11	3.81
Advertising and promotions	59	51	8	15.69
Professional fees	254	261	(7)	(2.68)
FDIC insurance premiums	296	266	30	11.28
Other real estate owned expenses	107	86	21	24.42
Other operating expenses	327	300	27	9.00

Total non-interest expenses	$3,078	$3,096	$(18)	(0.58)

Noninterest expense decreased by $18,000 to $3.1 million for the three months ended March 31, 2012 from the comparable prior year period. Salaries and employee benefits expenses decreased by $89,000, or 6.0%, to $1.4 million for the three months ended March 31, 2012. Professional fees, including legal expenses, decreased by $7,000 to $254,000 for the three months ended March 31, 2012. Partially offsetting these decreases were increases in other real estate owned expenses and FDIC insurance premiums. Other real estate owned expenses increased to $107,000 for the three months ended March 31, 2012 compared to $86,000 for the prior year period. This increase is entirely due to expenses related to taking possession of foreclosed real estate. FDIC insurance premiums increased by $30,000, or 11.3%, to $296,000 for the three months ended March 31, 2012 compared to $266,000 for the prior year period. Other operating expenses, including occupancy, data processing, and marketing and advertising expenses, remained unchanged on a net basis. Occupancy expenses decreased $19,000, or 5.4%, to $331,000 for the three months ended March 31, 2012 compared to the prior year period. Offsetting this decrease were increases of $11,000 and $8,000 for data processing and marketing and advertising expenses, respectively. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Expense (Benefit). The Company recorded income tax expense of $37,000 for the three months ended March 31, 2012, despite a $349,000 pre-tax loss during that period due to the establishment of a valuation allowance against the Company’s deferred tax assets. A valuation allowance totaling $181,000 was established on the Company’s deferred tax asset for the three months ended March 31, 2012. As of March 31, 2012 the Company’s deferred tax assets are fully reserved. Under generally accepted accounting principles, income tax benefits and the related tax assets are only allowed to be recognized if they will more likely than not be fully utilized. In each future accounting period, the Company’s management will consider both positive and negative evidence when considering the ability of the Company to utilize its net deferred tax asset. Any subsequent reduction in the valuation allowance would lower the amount of income tax expense recognized in the Company’s consolidated statements of operations in future periods. However, if operating losses continue into the future, there can be no guarantee that an additional valuation allowance against the deferred tax assets will be necessary. Income tax benefit totaled $23,000 for the three months ended March 31, 2011.

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2011, which was filed with the U.S. Securities and Exchange Commission on June 22, 2012. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company’s primary source of funds is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is generally restricted under applicable law to net profits in the current year plus those for the previous two years. At March 31, 2012, the Company had liquid assets of $862,000.

Contractual Obligations

The following table discloses contractual obligations of the Company as of March 31, 2012:

	2012	2013	2014	2015	2016	2017 and after	Total
(Dollars in Thousands)
Federal Home Loan Bank advances	$4,000	$4,500	$2,500	$2,000	$—	$—	$13,000
Other borrowing Subordinated debentures	1,300 —	— —	— —	— —	— —	— 3,609	1,300 3,609
Data Processing (1), (2)	450	601	—	—	—	—	1,051

Total	$5,750	$5,101	$2,500	$2,000	$—	$3,609	$18,960

(1)	Estimated contract amount based on transaction volume. Actual expense was $751,000 and $712,000 in 2011 and 2010, respectively.
(2)	Contract expires September 30, 2013.

Off-balance-sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see Note 17 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on June 22, 2012. We currently have no plans to engage in hedging activities in the future. For the year ended December 31, 2011 and for the three months ended March 31, 2012, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Interest Rate Risk

For a discussion of the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity. Based on, among other factors, such reviews, management believes that there have been no material changes in the market risk of the Company’s asset and liability position since December 31, 2011.

ITEM 4:	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL SHARES, INC.

(Registrant)

/s/ Scott W. Hamer

Scott W. Hamer

Dated: July 13, 2012

President and Chief Executive Officer

(Principal Executive Officer)

/s/ Eric J. Wedeen

Eric J. Wedeen

Dated: July 13, 2012

Chief Financial Officer

(Principal Financial Officer)