Form 10-Q
period 2012-06-30
COMMUNITY FINANCIAL SHARES INC
filed 2012-08-14
CIK 1123735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2012
Common Stock, no par value per share	1,245,267 shares

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Cash and due from banks	$4,575	$4,486
Interest-bearing deposits	47,718	39,772

Cash and cash equivalents	52,293	44,258
Interest-bearing time deposits	2,190	3,435
Securities available for sale	52,175	43,931
Loans held for sale	1,221	633
Loans, less allowance for loan losses of $5,168 and $8,854 at June 30, 2012 and December 31, 2011, respectively	193,335	198,110
Foreclosed assets, net	11,678	9,265
Prepaid FDIC assessment	101	490
Federal Home Loan Bank stock	2,506	5,398
Premises and equipment, net	14,980	15,121
Cash value of life insurance	6,303	6,182
Interest receivable and other assets	2,736	2,163

Total assets	$339,518	$328,986

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$312,256	$301,101
Federal Home Loan Bank advances	13,000	13,000
Other borrowings	1,300	1,300
Subordinated debentures	3,609	3,609
Interest payable and other liabilities	3,469	2,726

Total liabilities	333,634	321,736

Commitments and contingent liabilities

Shareholders’ equity
Common stock - no par value, 5,000,000 shares authorized; 1,245,267 shares issued and outstanding	—	—
Preferred stock - $1.00 par value, 1,000,000 shares authorized; 7,319 shares issued and outstanding	7	7
Paid-in capital	12,076	12,033
Accumulated deficit	(6,858)	(5,407)
Accumulated other comprehensive income	659	617

Total shareholders’ equity	5,884	7,250

Total liabilities and shareholders’ equity	$339,518	$328,986

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2012 and 2011

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest and dividend income
Interest and fees on loans	$2,758	$2,970	$5,570	$5,924
Securities:
Taxable	243	280	469	521
Exempt from federal income tax	94	110	201	222
Other interest income	42	29	79	60

Total interest and dividend income	3,137	3,389	6,319	6,727
Interest expense
Deposits	451	518	917	1,073
Federal Home Loan Bank advances and other borrowed funds	97	101	197	201
Subordinated debentures	19	17	39	35

Total interest expense	567	636	1,153	1,309

Net interest income	2,570	2,753	5,166	5,418
Provision for loan losses	777	2,521	957	2,694

Net interest after provision for loan losses	1,793	232	4,209	2,724
Non-interest income
Service charges on deposit accounts	94	115	191	215
Gain on sale of loans	184	114	380	341
Gain on sale of securities	141	—	141	104
Write-down on other real estate owned	(232)	(255)	(424)	(255)
Gain (loss) on sale of foreclosed assets	5	(13)	5	5
Other non-interest income	284	277	545	537

Total non-interest income	476	238	838	947

Non-interest expense
Salaries and employee benefits	1,408	1,370	2,813	2,862
Net occupancy and equipment expense	318	343	649	693
Data processing expense	312	300	612	588
Advertising and promotions	79	65	138	116
Professional fees	270	254	524	515
FDIC insurance premiums	297	266	593	533
Other real estate owned expenses	165	174	272	260
Other operating expenses	371	314	699	614

Total non-interest expense	3,220	3,086	6,300	6,181

Loss before income taxes	(951)	(2,616)	(1,253)	(2,510)
Benefit for income taxes	(63)	(347)	(27)	(370)

Net loss	(888)	(2,269)	(1,226)	(2,140)

Preferred stock dividend and accretion	(113)	(112)	(225)	(223)

Net loss available to common shareholders	$(1,001)	$(2,381)	$(1,451)	$(2,363)

Loss per share
Basic	$(0.80)	$(1.91)	$(1.16)	$(1.90)
Diluted	$(0.80)	$(1.91)	$(1.16)	$(1.90)
Average shares outstanding basic	1,245,267	1,245,267	1,245,267	1,245,267
Average shares outstanding diluted	1,245,267	1,245,267	1,245,267	1,245,267
Dividends per share	$0.00	$0.00	$0.00	$0.00

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three and Six Months Ended June 30, 2012 and 2011

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(888)	$(2,269)	$(1,226)	$(2,140)
Other comprehensive income (loss):
Unrealized holding gains arising during the period:
Unrealized net gains	304	1,051	210	1,102
Related income tax expense	(114)	(407)	(78)	(424)

Net unrealized gains	190	644	132	678
Less: reclassification adjustment for net gains realized during the period
Realized net gains	141	—	141	104
Related income tax expense	(51)	—	(51)	(37)

Net realized gains	90	—	91	67

Other comprehensive income (loss)	100	644	42	611

Comprehensive loss	$(778)	$(1,625)	$(1,184)	$(1,529)

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2012 and 2011

(In thousands, except share and per share data)

(Unaudited)

	Number				Accumulated
	of				Other	Total
	Common	Preferred	Paid-In	Accumulated	Comprehensive	Shareholders’
	Shares	Stock	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2012	1,245,267	$7	$12,033	$(5,407)	$617	$7,250
Net loss	—	—	—	(1,226)	—	(1,226)
Change in unrealized net gain on securities available for sale, net of reclassification adjustment of $141 and tax effects $51	—	—	—	—	42	42

Total comprehensive loss						(1,184)
Preferred stock dividends (5%)	—	—	—	(190)	—	(190)
Discount on preferred stock	—	—	35	(35)	—	—
Stock option expense	—	—	8	—	—	8

Balance at June 30, 2012	1,245,267	$7	$12,076	$(6,858)	$659	$5,884

Balance at January 1, 2011	1,245,267	$7	$11,954	$6,046	$(252)	$17,755
Net loss	—	—	—	(2,140)	—	(2,140)
Change in unrealized net gain on securities available for sale, net of reclassification adjustment of $104 and tax effects $37	—	—	—	—	611	611

Total comprehensive loss						(1,529)
Preferred stock dividends (5%)	—		—	(190)	—	(190)
Discount on preferred stock	—	—	33	(33)	—	—
Stock option expense	—	—	8	—	—	8

Balance at June 30, 2011	1,245,267	$7	$11,995	$3,683	$359	$16,044

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2012 and 2011

(In thousands)

(Unaudited)

	Six Months
	Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,226)	$(2,140)
Adjustments to reconcile net loss to net cash from (used in) operating activities
Amortization on securities, net	109	76
Depreciation	327	318
Provision for loan losses	957	2,694
Gain on sale of securities	(141)	(104)
Write-down on other real estate owned	424	255
Gain on sale of foreclosed assets	(5)	(5)
Gain on sale of loans	(380)	(341)
Originations of loans for sale	(18,897)	(17,648)
Proceeds from sales of loans	19,276	17,989
Compensation cost of stock options	8	8
Change in cash value of life insurance	(121)	(120)
Change in interest receivable and other assets	(3,324)	(872)
Change in interest payable and other liabilities	553	262

Net cash from (used in) operating activities	(2,440)	372
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing time deposits	1,245	(249)
Purchases of securities available for sale	(26,193)	(11,511)
Proceeds from maturities and calls of securities available for sale	13,659	3,928
Proceeds from sales of securities available for sale	4,392	2,526
Proceeds from Federal Home Loan Bank stock redemption	2,892	—
Proceeds from sale of other real estate owned	281	6,527
Net change in loans	3,230	1,526
Property and equipment expenditures, net	(186)	(62)

Net cash from (used in) investing activities	(680)	2,685
CASH FLOWS FROM FINANCING ACTIVITIES
Change in:
Non-interest bearing and interest bearing demand deposits and savings	8,807	(7,097)
Certificates and other time deposits	2,348	(10,438)
Repayments of borrowings	—	(200)

Net cash from (used in) financing activities	11,155	(17,735)

Change in cash and cash equivalents	8,035	(14,678)
Cash and cash equivalents at beginning of period	44,258	32,487

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$52,293	$17,809

Supplemental disclosures
Interest paid	$1,100	$1,254
Income taxes paid	—	—
Transfers from loans to foreclosed assets and real estate held for investment	2,053	4,053

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINACIAL STATEMENTS

(Table dollars in thousands)

June 30, 2012 and 2011

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are consistent with those used in the preparation of annual consolidated financial statements. The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management of Community Financial Shares, Inc. (the “Company”), for a fair statement of results for the interim periods presented. Results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period.

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

NOTE 2 – FINANCIAL CONDITION AND MANAGEMENT’S PLAN

The report of the Company’s independent registered public accounting firm for the year ended December 31, 2011 contains an explanatory paragraph as to the Company’s ability to continue as a going concern primarily because (i) the Company reported significant losses during 2011 and 2010 and (ii) the Company has not sufficiently demonstrated its ability to meet the capital requirements set forth in the Consent Order (the “Order”) issued by the Federal Deposit Insurance Corporation the (the “FDIC”) and the Illinois Department of Financial and Professional Regulation (the “IDFPR”) to Community Bank-Wheaton/Glen Ellyn (the “Bank”) in January 2011 or its ability to meet its obligations under a loan agreement that it has entered into with an unaffiliated third party lender.

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

In addition, the Company remains subject to the provisions of the Order and a loan agreement that it has entered into with an unaffiliated third party lender. The Order requires the Bank to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets. The Company’s loan with the unaffiliated third party, which had a fixed rate of 6.0% and an outstanding balance of $1.3 million at December 31, 2011, is secured by all of the outstanding capital stock of the Bank. As of June 30, 2012, the Company has made all required interest payments on the outstanding principal amounts on a timely basis. As a condition of the Company’s loan agreement, the Bank must maintain a nonperforming assets-to-tangible-capital ratio of not more than 65% measured quarterly and not incur a net loss of more than $250,000 for the calendar year ended December 31, 2010. As of June 30, 2012, the Company was not in compliance with the debt covenants set forth in the loan agreement. On May 3, 2012, the Company and the lender entered into a letter agreement pursuant to which the lender agreed to accept $900,000, as full satisfaction of the indebtedness provided that such payment are made by the Company to the lender on or before July 30, 2012. The Company and the lender are currently negotiating a modification to the letter agreement that would extend the payment date to September 30, 2012. In addition, upon receipt of the payment, all of the liens on and security interests in favor of the lender under the loan documents shall be automatically terminated and released and all indebtedness shall be deemed fully satisfied.

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

NOTE 3 – LOSS PER SHARE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
(in thousands)
Net loss	$(888)	$(2,269)	$(1,226)	$(2,140)
Less: Accretion of discount on preferred stock	(18)	(17)	(35)	(33)
Dividends on preferred stock	(95)	(95)	(190)	(190)
Loss available to common shareholders	$(1,001)	$(2,381)	$(1,451)	$(2,363)

The number of shares used to compute basic and diluted loss per share were as follows:

Weighted Average Shares outstanding	1,245,267	1,245,267	1,245,267	1,245,267
Effect of dilutive securities:
Stock options	—	—	—	—

Shares used to compute diluted loss per share	1,245,267	1,245,267	1,245,267	1,245,267

Loss per share:
Basic	$(0.80)	$(1.91)	$(1.16)	$(1.90)
Diluted	(0.80)	(1.91)	$(1.16)	$(1.90)

There were 31,330 and 32,730 anti-dilutive shares at June 30, 2012 and 2011, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

June 30, 2012 and 2011

NOTE 4 – CAPITAL ADEQUACY AND REGULATORY AND SUPERVISORY MATTERS

At the dates indicated, the capital ratios of the Bank were as follows:

	June 30, 2012		December 31, 2011
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$12,602	5.6%	$13,756	6.1%
Tier I capital (to risk-weighted assets)	9,767	4.4%	10,860	4.8%
Tier I capital (to average assets)	9,767	2.9%	10,860	3.3%

At June 30, 2012, regulatory approval is required for all dividend declarations by both the Bank and the Company.

On January 21, 2011, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order with the FDIC and IDFPR, whereby the Bank consented to the issuance of the Order by the FDIC and IDFPR, without admitting or denying that grounds exist for the FDIC and IDFPR to initiate an administrative proceeding against the Bank.

The Order requires the Bank to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets within 120 days. At June 30, 2012, these capital ratios were 2.9% and 5.6%, respectively. As a result, the Bank is currently deemed to be “undercapitalized” pursuant to the regulatory framework for prompt corrective action and is subject to the mandatory provisions of 12 U.S.C. § 1831o and 12 C.F.R. § 325 (subpart B). These provisions include, among other things, a requirement that the Bank submit a capital restoration plan to the FDIC and restrictions on the Bank’s asset growth, acquisitions, new activities, new branches, payment of dividends, declaration of capital distributions and management fees.

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

NOTE 5—SECURITIES AVAILABLE FOR SALE

The fair value of securities available for sale at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U. S. government agencies	$14,553	$58	$—
State and political subdivisions	11,494	687	—
Mortgage-backed securities – Government sponsored entities (GSE) residential	25,849	319	(6)
Preferred stock	33	18	—
SBA guaranteed	246	1	(1)

	$52,175	$1,083	$(7)

	December 31, 2011
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U. S. government agencies	$9,041	$42	$—
State and political subdivisions	12,926	482	(3)
Mortgage-backed securities – GSE residential	21,665	477	(1)
Preferred stock	25	10	—
SBA guaranteed	274	1	(1)

	$43,931	$1,012	$(5)

Securities classified as U. S. government agencies include notes issued by government-sponsored enterprises such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank. The SBA-guaranteed securities are pools of loans guaranteed by the Small Business Administration.

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011:

	June 30, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities – GSE residential	$1,983	$(6)	$69	$—	$2,052	$(6)
SBA guaranteed	—	—	99	(1)	99	(1)

Total temporarily impaired securities	$1,983	$(6)	$168	$(1)	$2,151	$(7)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and political subdivisions	$—	$—	$476	$(3)	$476	$(3)
Mortgage-backed securities – GSE residential	109	(1)	—	—	109	(1)
Preferred stock	—	—	229	(1)	229	(1)

Total temporarily impaired securities	$109	$(1)	$705	$(4)	$814	$(5)

Unrealized gains and losses within the investment portfolio are determined to be temporary. The Company has performed an evaluation of its investments for other than temporary impairment and there was no impairment identified during the six months ended June 30, 2012. The entire portfolio is classified as available for sale, however, management has no specific intent to sell any securities, and it is more likely than not that the Company will not have to sell any security before recovery of its amortized cost basis.

The fair values of securities available for sale at June 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$62	$63
Due after one year through five years	951	981
Due after five years through ten years	2,658	2,666
Due after ten years	21,632	22,337

Mortgage-backed securities	25,535	25,849
Preferred stock	15	33
SBA guaranteed	246	246

	$51,099	$52,175

Securities with a carrying value of approximately $31.0 million at June 30, 2012 were pledged to secure public deposits and Federal Home Loan Bank advances as well as for other purposes as required or permitted by law.

Sales activities for securities for the three and six months ended June 30, 2012 and 2011 is shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Sales proceeds	$4,392	$—	$4,392	$2,526
Gross gains on sales	141	—	141	104

NOTE 6 – LOANS

Loans and Loan Income: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances as adjusted for unearned income, charge-offs, the allowance for loan losses, any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Loans consisted of the following at June 30, 2012 and December 31, 2011, respectively:

	June 30,	December 31,
	2012	2011
Real estate
Commercial	$94,535	$94,513
Construction	1,881	4,361
Residential	18,386	21,054
Home equity	56,502	59,176

Total real estate loans	171,304	179,104
Commercial	25,649	26,203
Consumer	1,326	1,392

Total loans	198,279	206,699
Deferred loan costs, net	224	265
Allowance for loan losses	(5,168)	(8,854)

Loans, net	$193,335	$198,110

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

The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2012	$3,281
New loans including renewals	2,164
Payments, etc., including renewals	(3,082)

Balances, June 30, 2012	$2,363

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the six months ended June 30, 2012:

	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Total
Balance at beginning of period	$695	$4,171	$1,768	$18	$804	$1,398	$8,854
Provision for loan losses	243	732	—	4	(94)	72	957
Charge-offs	(295)	(1,857)	(1,740)	(4)	(456)	(325)	(4,677)
Recoveries	9	4	—	—	21	—	34

Balance at end of period	$652	$3,050	$28	$18	$275	$1,145	$5,168

Ending balance: individually evaluated for impairment	$—	$1,743	$—	$—	$25	$838	$2,606

Ending balance: collectively evaluated for impairment	$652	$1,307	$28	$18	$250	$307	$2,562

Total Loans:
Ending balance	$25,649	$94,535	$1,881	$1,326	$18,386	$56,502	$198,279

Ending balance: individually evaluated for impairment	$—	$6,232	$—	$—	$840	$2,661	$9,733

Ending balance: collectively evaluated for impairment	$25,649	$88,303	$1,881	$1,326	$17,546	$53,841	$188,546

The following table presents the changes in the allowance for loan losses for the three months ended June 30, 2012:

	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Unallocated	Total
Balance at beginning of period	$694	$3,139	$34	$20	$367	$1,441	$—	$5,695
Provision for loan losses	244	552	(6)	2	(44)	29	—	777
Charge-offs	(295)	(644)	—	(4)	(55)	(325)	—	(1,323)
Recoveries	9	4	—	—	6	—	—	19

Balance at end of period	$652	$3,051	$28	$18	$274	$1,145	$—	$5,168

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2011:

	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Unallocated	Total
Ending balance: individually evaluated for impairment	$39	$3,002	$1,740	$—	$451	$977	$—	$6,209

Ending balance: collectively evaluated for impairment	$656	$1,214	$28	$19	$352	$376	$—	$2,645

Total Loans:
Ending balance	$26,203	$94,513	$4,361	$1,392	$21,054	$59,176	$—	$206,699

Ending balance: individually evaluated for impairment	$39	$6,671	$2,175	$—	$3,709	$2,659	$—	$15,253

Ending balance: collectively evaluated for impairment	$26,164	$87,842	$2,186	$1,392	$17,345	$56,517	$—	$191,446

The following table summarizes the Company’s nonaccrual loans by class at June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
Commercial	$—	$39
Consumer	—	—
Real estate loans:
Construction	—	2,175
Commercial	4,337	4,721
Residential	433	4,187
Home equity	2,661	2,677

Total	$7,431	$13,799

The following table presents impaired loans as of June 30, 2012:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
With no related allowance recorded:
Commercial real estate	$1,895	$1,895	$—
Construction	—	—	—
Residential	407	407	—
HELOC	165	165	—

Subtotal	2,467	2,467	—

With an allowance recorded:
Commercial	—	—	—
Commercial real estate	4,337	4,337	1,744
Construction	—	—	—
Residential	434	434	24
HELOC	2,495	2,495	838

Subtotal	7,266	7,266	2,606

Total Impaired Loans	$9,733	$9,733	$2,606

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$1,899	$21	$—	$—	$1,466	$37	$—	$—
Construction	—	—	572	—	—	—	572	—
Residential	1,189	3	2,576	—	1,836	5	2,578	—
HELOC	165	—	526	—	165	—	523	1

Subtotal	3,253	24	3,674	—	3,467	42	3,673	1

With an allowance recorded:
Commercial	—	—	—	—	—	—	—	—
Commercial real estate	3,942	17	4,563	76	3,940	53	4,182	117
Construction	—	—	2,150	—	—	—	2,150	—
Residential	435	2	5,400	15	435	4	5,400	34
HELOC	2,505	3	1,254	4	2,505	—	1,256	4

Subtotal	6,882	22	13,367	95	6,880	57	12,988	155

Total Impaired Loans	$10,135	$46	$17,041	$95	$10,347	$99	$16,661	$156

The following table presents impaired loans as of December 31, 2011:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
With no related allowance recorded:
Construction	$25	$776	$—
Residential	2,353	2,353	—
HELOC	510	510	—

Subtotal	2,888	3,639	—

With an allowance recorded:
Commercial	39	39	39
Commercial real estate	6,671	6,671	3,002
Construction	2,150	2,150	1,740
Residential	1,356	1,355	451
HELOC	2,149	2,149	977

Subtotal	12,365	12,364	6,209

Total Impaired Loans	$15,253	$16,003	$6,209

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

The following tables summarize credit quality of the Company at June 30, 2012 and December 31, 2011:

	June 30, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial	$24,615	$762	$272	$—	$—	$25,649
Real estate loans:
Construction	1,881	—	—	—	—	1,881
Commercial real estate	85,798	3,403	5,334	—	—	94,535
Residential	13,896	2,994	1,496	—	—	18,386
Home equity	52,731	611	3,160	—	—	56,502
Individuals loans for household and other personal expenditures	1,326	—	—	—	—	1,326

Total	$180,247	$7,770	$10,262	$—	$—	$198,279

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial	$24,582	$910	$711	$—	$—	$26,203
Real estate loans:
Construction	1,144	—	3,217	—	—	4,361
Commercial real estate	84,492	3,351	6,670	—	—	94,513
Residential	12,042	3,804	5,208	—	—	21,054
Home equity	54,665	530	3,981	—	—	59,176
Individuals loans for household and other personal expenditures	1,392	—	—	—	—	1,392

Total	$178,317	$8,595	$19,787	$—	$—	$206,699

The following tables summarize past due aging of the Company’s loan portfolio at June 30, 2012 and December 31, 2011:

	June 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial	$55	$—	$—	$55	$25,594	$25,649	$—
Real estate loans:
Construction	—	—	—	—	1,881	1,881	—
Commercial real estate	475	207	4,767	5,449	89,086	94,535	430
Residential	211	870	434	1,515	16,871	18,386	—
Home equity	687	—	2,661	3,348	53,154	56,502	—
Individuals loans for household and other personal expenditures	1	—	—	1	1,325	1,326	—

Total	$1,429	$1,077	$7,862	$10,368	$187,911	$198,279	$430

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial	$—	$—	$39	$39	$26,164	$26,203	$—
Real estate loans:
Construction	—	—	2,175	2,175	2,186	4,361	—
Commercial real estate	674	—	4,721	5,395	89,118	94,513	—
Residential	204	43	4,187	4,434	16,620	21,054	—
Home equity	60	463	2,677	3,200	55,976	59,176	—
Individuals loans for household and other personal expenditures	—	—	—	—	1,392	1,392	—

Total	$938	$506	$13,799	$15,243	$191,456	$206,699	$—

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

The following table summarizes the loans that have been restructured as TDRs during the three and six months ended June 30, 2012:

	Three months ended June 30, 2012			Six months ended June 30, 2012
	Count	Balance Prior to TDR	Balance after TDR	Count	Balance Prior to TDR	Balance after TDR
Real estate loans:
Commercial real estate	2	$997	$997	2	$997	$997
Residential	1	229	229	2	636	636

Total	3	$1,226	$1,226	4	$1,633	$1,633

The following table sets forth the Company’s TDRs that had payment defaults during the six months ended June 30, 2012. Default occurs when a TDR is 90 days or more past due, transferred to non-accrual status, or transferred to other real estate owned within twelve months of restructuring.

		Default
	Count	Balance
Real estate loans:
Commercial real estate	3	$4,337
Residential	2	584

Total	5	$4,921

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

Available-for-sale Securities

If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 1 security includes preferred stock. Level 2 securities include certain collateralized mortgage and debt obligations, municipal securities, U.S. government agencies and SBA securities. Third party vendors compile prices from various sources and may apply such techniques as matrix pricing to determine the value of identical or similar investment securities (Level 2). Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather on the investment securities’ relationship to other benchmark quoted investment securities. The following tables are as of June 30, 2012 and December 31, 2011, respectively:

		At June 30, 2012
	Fair	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. government agencies	$14,553	$—	$14,553	$—
State and political subdivisions	11,494	—	11,494	—
Mortgage-backed securities – GSE residential	25,849	—	25,849	—
Preferred stock	33	33	—	—
SBA guaranteed	246	—	246	—

Total available for sale securities	$52,175	$33	$52,142	$—

		At December 31, 2011
	Fair Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Available for sale securities:
U.S. government agencies	$9,041	$—	$9,041	$—
State and political subdivisions	12,926	—	12,926	—
Mortgage-backed securities – GSE residential	21,665	—	21,665	—
Preferred stock	25	25	—	—
SBA guaranteed	274	—	274	—

Total available for sale securities	$43,931	$25	$43,906	$—

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying June 30, 2012 and December 31, 2011 balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

		At June 30, 2012
	Fair Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Impaired loans	$4,443	—	—	$4,443
Other real estate owned	3,914	—	—	3,914

		At December 31, 2011
	Fair Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Impaired loans	$7,008	—	—	$7,008
Other real estate owned	4,722	—	—	4,722

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2012:

		At June 30, 2012
	Carrying Amount	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$52,293	$52,293	$—	—
Interest-bearing time deposits	2,190	2,190	—	—
Securities available for sale	52,175	33	52,142	—
Loans held for sale	1,221	—	1,221	—
Loans receivable, net	193,335	—	—	195,725
Federal Home Loan Bank stock	2,506	—	2,506	—
Interest receivable	1,096	—	1,096	—

Financial liabilities
Deposits	312,256	—	313,874	—
Federal Home Loan Bank advances	13,000	—	13,003	—
Other borrowings	1,300	—	1,300	—
Subordinated debentures	3,609	—	—	1,203
Interest payable	298	—	298	—

The carrying amount and estimated fair value of financial instruments at December 31, 2011 year end are as follows:

	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$44,258	$44,258
Interest-bearing time deposits	3,435	3,435
Securities available for sale	43,931	43,931
Loans held for sale	633	633
Loans receivable, net	198,110	200,526
Federal Home Loan Bank stock	5,398	5,398
Interest receivable	1,047	1,047

Financial liabilities
Deposits	301,101	303,213
Federal Home Loan Bank advances	13,000	13,356
Other borrowings	1,300	1,300
Subordinated debentures	3,609	1,189
Interest payable	248	248

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

•	Our ability to continue to operate as a going concern;

•	Our ability to effectively manage market risk, credit risk and operational risk;

•	The ability of the Company to compete with other financial institutions as effectively as the Company currently intends due to increases in competitive pressures in the financial services sector;

•	The inability of the Company to obtain new customers and to retain existing customers;

•	The timely development and acceptance of products and services including services, products and services offered through alternative delivery channels such as the Internet;

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

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

Total assets at June 30, 2012 were $339.5 million, which represented an increase of $10.5 million, or 3.2%, compared to $329.0 million at December 31, 2011. The increase in total assets was primarily due to increases in investment securities, cash and cash equivalents and foreclosed assets. Investment securities increased $8.3 million, or 18.8%, to $52.2 million at June 30, 2012 from $43.9 million at December 31, 2011. This increase is primarily due to investing excess liquidity and weak loan demand for the six months ended June 30, 2012. Cash and cash equivalents increased $8.0 million, or 18.2%, to $52.3 million at June 30, 2012 from $44.3 million at December 31, 2011. In addition, foreclosed assets increased $2.4 million, or 26.1%, to $11.7 million at June 30, 2012 from $9.3 million at December 31, 2011. Partially offsetting these increases were decreases in loans receivable and Federal Home Loan Bank stock. Loans receivable decreased $4.8 million, or 2.4%, to $193.3 million at June 30, 2012 from $198.1 million at December 31, 2011 and Federal Home Loan Bank stock decreased $2.9 million, or 53.6%, to $2.5 million at June 30, 2012 from $5.4 million at December 31, 2011. The decrease in loans during the six months ended June 30, 2012 is primarily due to charge-offs totaling $4.7 million. These write-downs were primarily due to the recognition of decreases in valuations on a portion of the Bank’s nonperforming commercial real estate loans. Included in foreclosed assets at June 30, 2012 are 12 one-to-four family residences, a mixed-use commercial/residential property, six commercial properties, two multi-family properties and two parcels of land.

Total liabilities at June 30, 2012 were $333.6 million, which represented an increase of $11.9 million, or 3.7%, compared to $321.7 million at December 31, 2011. Deposits increased $11.2 million, or 3.7%, to $312.3 million at June 30, 2012 from $301.1 million at December 31, 2011. This increase in deposits primarily consists of increases in: (1) regular savings accounts of $7.3 million, or 13.2%, to $62.3 million at June 30, 2012 from $55.0 million at December 31, 2011; (2) certificates of deposit of $2.4 million, or 2.5%, to $94.7 million at June 30, 2012 from $92.3 million at December 31, 2011; and (3) money market accounts of $2.7 million, or 6.4%, to $44.6 million at June 30, 2012 from $41.9 million at December 31, 2011. Interest-bearing demand deposit accounts decreased $1.2 million, or 1.7% to $74.3 million at June 30, 2012 from $75.5 million at December 31, 2011. The percentage of regular savings accounts to total deposits increased to 19.9% at June 30, 2012 from 18.3% at December 31, 2011 and the percentage of certificates of deposit to total deposits decreased slightly to 30.3% at June 30, 2012 from 30.7% at December 31, 2011. Borrowed money, consisting of Federal Home Loan Bank advances and other borrowings remained unchanged at $14.3 million at June 30, 2012 as compared to December 31, 2011.

Stockholders’ equity decreased $1.3 million, or 18.8%, to $5.9 million at June 30, 2012 from $7.2 million at December 31, 2011. The decrease in stockholders’ equity was primarily due to the Company’s net loss for the six months ended June 30, 2012. In addition, the Company’s accumulated other comprehensive income relating to the change in fair value of its available-for-sale investment portfolio increased $42,000 for the six months ended June 30, 2012. As of June 30, 2012 there were 1,245,267 shares of Company common stock outstanding, resulting in a tangible book value of ($0.87) per share at that date.

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

	June 30, 2012	December 31, 2011
Tangible book value per share:
Total capital	$5,884	$7,250

Less: Preferred equity	6,970	6,970

Tangible common equity	$(1,086)	$280

Outstanding common shares	1,245,267	1,245,267

Tangible book value per share	$(0.87)	$0.22

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011

General. The Company’s net loss for the three months ended June 30, 2012 totaled $888,000 compared to a net loss of $2.3 million for the comparable prior year period. Due to the effect of preferred stock dividends, net loss available to common shareholders totaled $1.0 million for the three months ended June 30, 2012. This represents a basic and diluted loss per share of $0.80 for the three months ended June 30, 2012 compared to basic and diluted loss per share of $1.91 for the three months ended June 30, 2011. The improvement in net loss during the three months ended June 30, 2012 is the result of the combined effect of an $183,000 decrease in net interest income, a $238,000 increase in noninterest income, a $134,000 increase in noninterest expense and a $1.7 million decrease in provision for loan losses.

Net interest income. The following table summarizes interest and dividend income and interest expense for the three months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
		(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$2,758	$2,970	$(212)	(7.14%)
Securities:
Taxable	243	280	(37)	(13.21)
Exempt from federal tax	94	110	(16)	(14.55)
Other interest income	42	29	13	44.83

Total interest and dividend income	3,137	3,389	(252)	(7.44)

Interest expense:
Deposits	451	518	(67)	(12.93)
Federal Home Loan Bank advances and other borrowings	97	101	(4)	(3.96)
Subordinated debentures	19	17	2	11.76

Total interest expense	567	636	(69)	(10.85)

Net interest income	$2,570	$2,753	$(183)	(6.65)

The following table summarizes average balances and annualized average yields or costs for the three months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012			2011
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
			(Dollars in thousands)
Interest-earning assets:
Taxable securities	$40,967	$243	2.38%	$39,420	$280	2.84%
Tax-exempt securities	8,421	94	4.49	10,102	110	4.37
Loan receivables (1)	198,229	2,758	5.58	216,988	2,970	5.49
Interest-bearing deposits	52,827	39	0.30	21,122	28	0.55
FHLB stock	2,846	3	0.37	5,398	1	0.10

Total interest-earning assets	303,290	3,137	4.15	293,030	3,389	4.64
Interest-bearing liabilities:
NOW accounts	75,492	63	0.34	73,903	68	0.37
Regular savings	60,356	55	0.37	53,132	52	0.39
Money market accounts	44,697	68	0.61	34,971	57	0.66
Certificates of deposit	94,141	265	1.13	101,399	341	1.35
FHLB advances and other	14,300	97	2.73	14,300	101	2.84
Subordinated debentures	3,609	19	2.12	3,609	17	1.88

Total interest-bearing liabilities	$292,595	567	0.78	$281,314	636	0.91

Net interest income		$2,570			$2,753

Net interest spread			3.37%			3.73%

Net interest income to average interest-earning assets			3.40%			3.77%

(1)	The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.

Interest Income. Interest income decreased $252,000 to $3.1 million for the three months ended June 30, 2012 from $3.4 million for the three months ended June 30, 2011. The average yield on interest-earning assets decreased 49 basis points to 4.15% for the three months ended June 30, 2012 from 4.64% for the comparable prior year period. In addition, there was an increase of $10.3 million in interest-earning assets to $303.3 million for the three months ended June 30, 2012 from $293.0 million for the prior year period.

Interest and fees on loans decreased $212,000, or 7.1%, to $2.8 million for the three months ended June 30, 2012, compared to $3.0 million for the comparable prior year period. This decrease resulted from a decrease in the average balance of loans of $18.8 million to $198.2 million for the three months ended June 30, 2012 from $217.0 million for the comparable prior year period. This decrease was partially offset by an increase in the average loan yield of nine basis points to 5.58% for the three months ended June 30, 2012 from 5.49% for the comparable prior year period. Interest on taxable securities decreased $37,000 for the three months ended June 30, 2012 compared to the comparable prior year period. This decrease is primarily due to a decrease in the average yield on taxable securities of 46 basis points to 2.38% for the three months ended June 30, 2012 from 2.84% for the comparable prior year period.

Interest Expense. Interest expense decreased by $69,000, or 10.8%, to $567,000 for the three months ended June 30, 2012, from $636,000 for the three months ended June 30, 2011. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities of 13 basis points to 0.78% for the three months ended June 30, 2012 from 0.91% for the comparable prior year period. This decrease is primarily due to a decrease in overall market rates. The average balance of interest bearing liabilities increased $11.3 million to $292.6 million for the three months ended June 30, 2012 from $281.3 million for the comparable prior year period. Interest expense resulting from Federal Home Loan Bank advances, subordinated debentures and other borrowings increased $2,000 during the three months ended June 30, 2012. The average balance on these borrowings remained unchanged at $17.9 million. In addition, there was a decrease in the average cost of these borrowings of 4 basis points to 2.61% for the three months ended June 30, 2012 from 2.65% for the comparable period in 2011.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses decreased $183,000, or 6.7%, to $2.6 million for the three months ended June 30, 2012 compared to $2.8 million for the comparable period in 2011. The Company’s net interest margin expressed as a percentage of average interest-earning assets decreased to 3.40% for the three months ended June 30, 2012 as compared to 3.77% for the three months ended June 30, 2011. The yield on average interest-earning assets decreased 49 basis points to 4.15% for the three months ended June 30, 2012 from 4.64% for the comparable period ended June 30, 2011. The yield on taxable securities decreased 46 basis points to 2.38% for the three months ended June 30, 2012 from 2.84% for the comparable prior year period. The yield on average loans increased to 5.58% for the three months ended June 30, 2012 from 5.49% for the three months ended June 30, 2011. In addition, there was a 13 basis point decrease in the cost of average interest-bearing liabilities to 0.78% for the three months ended June 30, 2012 as compared to 0.91% for the comparable 2011 period.

Provision for Loan Losses. The Bank’s provision for loan losses decreased to $777,000 for the three months ended June 30, 2012 from $2.5 million for the comparable period in 2011. The $1.7 million decrease in the provision was the result of management’s quarterly analysis of the allowance for loan loss. At June 30, 2012, December 31, 2011 and June 30, 2011, nonperforming loans totaled $7.4 million, $13.8 million and $12.5 million, respectively. At June 30, 2012, the ratio of the allowance for loan losses to nonperforming loans was 64.0% compared to 64.2% at December 31, 2011 and 53.0% at June 30, 2011. The ratio of the allowance to total loans was 2.60%, 4.28% and 3.02%, at June 30, 2012, December 31, 2011 and June 30, 2011, respectively. The decrease is primarily due to reserves established in prior periods on loans which were charged off during the three months ended June 30, 2012.

Nonperforming loans decreased $6.4 million, or 46.4%, to $7.4 million at June 30, 2012 from $13.8 million at December 31, 2011. The largest component of nonperforming loans is commercial real estate loans, which decreased $384,000, or 8.1%, to $4.3 million, or 58.4% of total nonperforming loans, at June 30, 2012, from $4.7 million, or 34.2% of total nonperforming loans at December 31, 2011. Nonperforming residential mortgage loans decreased $3.8 million, or 89.7%, to $433,000 at June 30, 2012 from $4.2 million at December 31, 2011. Nonperforming home equity lines of credit decreased $16,000, or 0.6%, to $2.7 million at June 30, 2012. Finally, nonperforming construction loans decreased $2.2 million, or 100% to zero at June 30, 2012 from $2.2 million at December 31, 2011. Charge-offs, net of recoveries, totaled $1.3 million for the three months ended June 30, 2012 compared to $1.1 million for the three months ended June 30, 2011. Nonperforming loans are loans that are ninety days past due and placed on nonaccrual status. Management continues to take aggressive actions in identifying and disposing of problem credits.

The amounts of the provision and allowance for loan losses are influenced by a number of factors, including current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. Should the local economic climate continue to deteriorate, borrowers may experience increased difficulties paying off loans and the level of non-performing loans, charge-offs, and delinquencies could continue to rise, which would require us to further increase the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions. Management believes that, based on information available at June 30, 2012, the Bank’s allowance for loan losses was adequate to cover probable incurred losses inherent in its loan portfolio at that time. However, no assurances can be given that the Bank’s level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance will not be necessary if economic or other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance. In addition, the FDIC as an integral part of its examination processes, periodically reviews the Bank’s allowance for loan losses and may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management. The FDIC examines the Bank periodically and, accordingly, as part of this examination the allowance is reviewed utilizing specific guidelines. Based upon its review, the FDIC may accordingly from time to time require reserves in addition to those previously provided.

Noninterest Income

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$94	$115	$(21)	(18.26%)
Gain on sale of loans	184	114	70	61.40
Gain on sale of securities	141	—	141	—
Write-down on other real estate owned	(232)	(255)	23	9.02
Gain on sale of foreclosed assets	5	(13)	18	138.46
Other non-interest income	284	277	7	2.53

Total non-interest income	$476	$238	$238	100.00

Noninterest income totaled $476,000 and $238,000 for the three months ended June 30, 2012 and 2011, respectively. Gain on sale of loans increased $70,000 to $184,000 for the three months ended June 30, 2012 from $114,000 for the comparable prior year period. Gain on sale of securities increased to $141,000 for the three months ended June 30, 2012 from zero for the comparable prior year period. Write-down on other real estate owned totaled $232,000 for the three months ended June 30, 2012 compared to $255,000 for the comparable prior year period. In addition, gain on sale of foreclosed assets increased $18,000 for the three months ended June 30, 2012 as compared to the prior year period.

Noninterest Expense

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$1,408	$1,370	$38	2.77%
Net occupancy and equipment expense	318	343	(25)	(7.29)
Data processing expense	312	300	12	4.00
Advertising and promotions	79	65	14	21.54
Professional fees	270	254	16	6.30
FDIC insurance premiums	297	266	31	11.65
Other real estate owned expenses	165	174	(9)	5.17
Other operating expenses	371	314	57	18.15

Total non-interest expenses	$3,220	$3,086	$134	4.34

Noninterest expense increased by $134,000 to $3.2 million for the three months ended June 30, 2012 from the comparable prior year period. Salaries and employee benefits expenses increased by $38,000, or 2.8%, to $1.4 million for the three months ended June 30, 2012. Professional fees, including legal expenses, increased by $16,000 to $270,000 for the three months ended June 30, 2012. FDIC insurance premiums increased by $31,000, or 11.7%, to $297,000 for the three months ended June 30, 2012 compared to $266,000 for the prior year period. Partially offsetting these increases was a decrease in other real estate owned expenses. Other real estate owned expenses decreased to $165,000 for the three months ended June 30, 2012 compared to $174,000 for the prior year period. Other operating expenses, including occupancy, data processing, and marketing and advertising expenses, increased $1,000 on a net basis. Occupancy expenses decreased $25,000, or 7.3%, to $318,000 for the three months ended June 30, 2012 compared to the prior year period. Offsetting this decrease were increases of $12,000 and $14,000 for data processing and marketing and advertising expenses, respectively. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Expense (Benefit). The Company recorded an income tax benefit of $63,000 for the three months ended June 30, 2012, despite a $951,000 pre-tax loss during that period due to the establishment of a valuation allowance against the Company’s deferred tax assets. A valuation allowance totaling $105,000 was established on the Company’s deferred tax asset for the three months ended June 30, 2012. As of June 30, 2012 the Company’s deferred tax assets are fully reserved. Under generally accepted accounting principles, income tax benefits and the related tax assets are only allowed to be recognized if they will more likely than not be fully utilized. In each future accounting period, the Company’s management will consider both positive and negative evidence when considering the ability of the Company to utilize its net deferred tax asset. Any subsequent reduction in the valuation allowance would lower the amount of income tax expense recognized in the Company’s consolidated statements of operations in future periods. However, if operating losses continue into the future, there can be no guarantee that an additional valuation allowance against the deferred tax assets will be necessary. Income tax benefit totaled $347,000 for the three months ended June 30, 2011.

Comparison of Operating Results for the Six Months Ended June 30, 2012 and 2011

General. The Company’s net loss for the six months ended June 30, 2012 totaled $1.2 million compared to a net loss of $2.1 million for the comparable prior year period. Due to the effect of preferred stock dividends, net loss available to common shareholders totaled $1.5 million for the six months ended June 30, 2012. This represents a basic and diluted loss per share of $1.16 for the six months ended June 30, 2012 compared to a basic and diluted loss per share of $1.90 for the six months ended June 30, 2011. The improvement in net loss during the six months ended June 30, 2012 is the result of the combined effect of a $252,000 decrease in net interest income, a $109,000 decrease in noninterest income, a $119,000 increase in noninterest expense and a $1.7 million decrease in provision for loan losses.

Net interest income. The following table summarizes interest and dividend income and interest expense for the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012	2011	$Change	% Change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$5,570	$5,924	$(354)	(5.98%)
Securities:
Taxable	469	521	(52)	(9.98)
Exempt from federal tax	201	222	(21)	(9.46)
Other interest income	79	60	19	31.67

Total interest and dividend income	6,319	6,727	(408)	(6.07)

Interest expense:
Deposits	917	1,073	(156)	(14.54)
Federal Home Loan Bank advances and other borrowings	197	201	(4)	(1.99)
Subordinated debentures	39	35	4	11.43

Total interest expense	1,153	1,309	(156)	(11.92)

Net interest income	$5,166	$5,418	$(252)	(4.65)

The following table summarizes average balances and annualized average yields or costs for the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012			2011
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Taxable securities	$37,462	$469	2.51%	$38,072	$521	2.76%
Tax-exempt securities	8,850	201	4.56	10,108	222	4.42
Loan receivables (1)	202,151	5,570	5.53	220,809	5,924	5.41
Interest-bearing deposits	47,881	75	0.31	23,153	57	0.53
FHLB stock	3,557	4	0.23	5,398	3	0.10

Total interest-earning assets	299,901	6,319	4.23	297,540	6,727	4.56
Interest-bearing liabilities:
NOW accounts	75,640	132	0.35	75,022	146	0.39
Regular savings	58,707	111	0.38	52,584	106	0.41
Money market accounts	43,564	141	0.65	34,932	114	0.66
Certificates of deposit	93,735	533	1.14	104,281	707	1.37
FHLB advances and other	14,300	197	2.77	14,366	201	2.82
Subordinated debentures	3,609	39	2.15	3,609	35	1.95

Total interest-bearing liabilities	$289,555	1,153	0.80	$284,794	1,309	0.93

Net interest income		$5,166			$5,418

Net interest spread			3.43%			3.63%

Net interest income to average interest-earning assets			3.45%			3.67%

(1)	The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.

Interest Income. Interest income decreased $408,000 to $6.3 million for the six months ended June 30, 2012 from $6.7 million for the six months ended June 30, 2011. The average yield on interest-earning assets decreased 33 basis points to 4.23% for the six months ended June 30, 2012 from 4.56% for the comparable prior year period. In addition, there was an increase of $2.4 million in interest-earning assets to $299.9 million for the six months ended June 30, 2012 from $297.5 million for the prior year period.

Interest and fees on loans decreased $354,000, or 6.0%, to $5.6 million for the six months ended June 30, 2012, compared to $5.9 million for the comparable prior year period. This decrease resulted from a decrease in the average balance of loans of $18.6 million to $202.2 million for the six months ended June 30, 2012 from $220.8 million for the comparable prior year period. This decrease was partially offset by an increase in the average loan yield of 12 basis points to 5.53% for the six months ended June 30, 2012 from 5.41% for the comparable prior year period. Interest on taxable securities decreased $52,000 for the six months ended June 30, 2012 compared to the comparable prior year period. This decrease is primarily due to a decrease in the average yield on taxable securities of 25 basis points to 2.51% for the six months ended June 30, 2012 from 2.76% for the comparable prior year period.

Interest Expense. Interest expense decreased by $156,000, or 11.9%, to $1.2 million for the six months ended June 30, 2012, from $1.3 million for the six months ended June 30, 2011. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities of 13 basis points to 0.80% for the six months ended June 30, 2012 from 0.93% for the comparable prior year period. This decrease is primarily due to a decrease in overall market rates. The average balance of interest bearing liabilities increased $4.8 million to $289.6 million for the six months ended June 30, 2012 from $284.8 million for the comparable prior year period. Interest expense resulting from Federal Home Loan Bank advances, subordinated debentures and other borrowings remained unchanged during the six months ended June 30, 2012 as compared to the prior year period. The average balance on these borrowings remained unchanged at $17.9 million. In addition, the average cost on these borrowings remained unchanged at 2.65% for the six months ended June 30, 2012 and for the comparable period in 2011.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses decreased $252,000, or 4.7%, to $5.2 million for the six months ended June 30, 2012 compared to $5.4 million for the comparable period in 2011. The Company’s net interest margin expressed as a percentage of average interest-earning assets decreased to 3.45% for the six months ended June 30, 2012 as compared to 3.67% for the six months ended June 30, 2011. The yield on average interest-earning assets decreased 33 basis points to 4.23% for the six months ended June 30, 2012 from 4.56% for the comparable period ended June 30, 2011. The yield on taxable securities decreased 25 basis points to 2.51% for the six months ended June 30, 2012 from 2.76% for the comparable prior year period. The yield on average loans increased to 5.53% for the six months ended June 30, 2012 from 5.41% for the six months ended June 30, 2011. In addition, there was a 13 basis point decrease in the cost of average interest-bearing liabilities to 0.80% for the six months ended June 30, 2012 as compared to 0.93% for the comparable 2011 period.

Provision for Loan Losses. The Bank’s provision for loan losses decreased to $957,000 for the six months ended June 30, 2012 from $2.7 million for the comparable period in 2011. The $1.7 million decrease in the provision was the result of management’s quarterly analysis of the allowance for loan loss. At June 30, 2012, December 31, 2011 and June 30, 2011, nonperforming loans totaled $7.4 million, $13.8 million and $12.5 million, respectively. At June 30, 2012, the ratio of the allowance for loan losses to nonperforming loans was 64.0% compared to 64.2% at December 31, 2011 and 53.0% at June 30, 2011. The ratio of the allowance to total loans was 2.60%, 4.28% and 3.02%, at June 30, 2012, December 31, 2011 and June 30, 2011, respectively. The decrease is primarily due to reserves established in prior periods on loans which were charged off during the six months ended June 30, 2012.

Nonperforming loans decreased $6.4 million, or 46.4%, to $7.4 million at June 30, 2012 from $13.8 million at December 31, 2011. The largest component of nonperforming loans is commercial real estate loans, which decreased $384,000, or 8.1%, to $4.3 million, or 58.4% of total nonperforming loans, at June 30, 2012, from $4.7 million, or 34.2% of total nonperforming loans at December 31, 2011. Nonperforming residential mortgage loans decreased $3.8 million, or 89.7%, to $433,000 at June 30, 2012 from $4.2 million at December 31, 2011. Nonperforming home equity lines of credit decreased $16,000, or 0.6%, to $2.7 million at June 30, 2012. Finally, nonperforming construction loans decreased $2.2 million, or 100% to zero at June 30, 2012 from $2.2 million at

December 31, 2011. Charge-offs, net of recoveries, totaled $4.6 million for the six months ended June 30, 2012 compared to $3.8 million for the six months ended June 30, 2011. Nonperforming loans are loans that are ninety days past due and placed on nonaccrual status. Management continues to take aggressive actions in identifying and disposing of problem credits.

Noninterest Income

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$191	$215	$(24)	(11.16%)
Gain on sale of loans	380	341	39	11.44
Gain on sale of securities	141	104	37	35.58
Write-down on other real estate owned	(424)	(255)	(169)	(66.28)
Gain on sale of foreclosed assets	5	5	—	—
Other non-interest income	545	537	8	1.49

Total non-interest income	$838	$947	$(109)	(11.51)

Noninterest income totaled $838,000 and $947,000 for the six months ended June 30, 2012 and 2011, respectively. Gain on sale of loans increased $39,000 to $380,000 for the six months ended June 30, 2012 from $341,000 for the comparable prior year period. Gain on sale of securities increased $37,000 to $141,000 for the six months ended June 30, 2012 from $104,000 for the comparable prior year period. Write-down on other real estate owned totaled $424,000 for the six months ended June 30, 2012 compared to $255,000 for the comparable prior year period.

Noninterest Expense

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$2,813	$2,862	$(49)	(1.71%)
Net occupancy and equipment expense	649	693	(44)	(6.35)
Data processing expense	612	588	24	4.08
Advertising and promotions	138	116	22	18.97
Professional fees	524	515	9	1.75
FDIC insurance premiums	593	533	60	11.26
Other real estate owned expenses	272	260	12	4.62
Other operating expenses	699	614	85	13.84

Total non-interest expenses	$6,300	$6,181	$119	1.93

Noninterest expense increased by $119,000 to $6.3 million for the six months ended June 30, 2012 from the comparable prior year period. Salaries and employee benefits expenses decreased by $49,000, or 1.7%, to $2.8 million for the six months ended June 30, 2012. Professional fees, including legal expenses, increased by $9,000 to $524,000 for the six months ended June 30, 2012. FDIC insurance premiums increased by $60,000, or 11.3%, to $593,000 for the six months ended June 30, 2012 compared to $533,000 for the prior year period. Other real estate owned expenses increased $12,000 to $272,000 for the six months ended June 30, 2012 from $260,000 for the comparable prior year period. Other operating expenses, including occupancy, data processing, and marketing and advertising expenses, increased $2,000 on a net basis. Occupancy expenses decreased $44,000, or 6.4%, to $649,000 for the six months ended June 30, 2012 compared to the prior year period. Offsetting this decrease were increases of $24,000 and $22,000 for data processing and marketing and advertising expenses, respectively. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Expense (Benefit). The Company recorded an income tax benefit of $27,000 for the six months ended June 30, 2012, despite a $1.3 million pre-tax loss during that period due to the establishment of a valuation allowance against the Company’s deferred tax assets. A valuation allowance totaling $345,000 was established on the Company’s deferred tax asset for the six months ended June 30, 2012. As of June 30, 2012 the Company’s deferred tax assets are fully reserved. Under generally accepted accounting principles, income tax benefits and the related tax assets are only allowed to be recognized if they will more likely than not be fully utilized. In each future accounting period, the Company’s management will consider both positive and negative evidence when considering the ability of the Company to utilize its net deferred tax asset. Any subsequent reduction in the valuation allowance would lower the amount of income tax expense recognized in the Company’s consolidated statements of operations in future periods. However, if operating losses continue into the future, there can be no guarantee that an additional valuation allowance against the deferred tax assets will be necessary. Income tax benefit totaled $370,000 for the six months ended June 30, 2011.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company’s primary source of funds is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is generally restricted under applicable law to net profits in the current year plus those for the previous two years. At June 30, 2012, the Company had liquid assets of $828,000.

Contractual Obligations

The following table discloses contractual obligations of the Company as of June 30, 2012:

	Payments Due By Year
	2012	2013	2014	2015	2016	2017	Total
(Dollars in Thousands)						and after
Federal Home Loan Bank advances	$4,000	$4,500	$2,500	$2,000	$—	$—	$13,000
Other borrowing Subordinated debentures	1,300 —	— —	— —	— —	— —	— 3,609	1,300 3,609
Data Processing (1), (2)	300	601	—	—	—	—	901

Total	$5,600	$5,101	$2,500	$2,000	$—	$3,609	$18,810

(1)	Estimated contract amount based on transaction volume. Actual expense was $751,000 and $712,000 in 2011 and 2010, respectively.
(2)	Contract expires September 30, 2013.

Off-balance-sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see Note 17 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on June 22, 2012. We currently have no plans to engage in hedging activities in the future. For the year ended December 31, 2011 and for the six months ended June 30, 2012, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Interest Rate Risk

For a discussion of the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity. Based on, among other factors, such reviews, management believes that there have been no material changes in the market risk of the Company’s asset and liability position since December 31, 2011.

ITEM 4:	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the six months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

*	To be furnished by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL SHARES, INC.
(Registrant)

/s/ Scott W. Hamer
Scott W. Hamer
Dated: August 14, 2012
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Eric J. Wedeen
Eric J. Wedeen
Dated: August 14, 2012
Chief Financial Officer
(Principal Financial Officer)