Form 10-Q
period 2012-09-30
COMMUNITY FINANCIAL SHARES INC
filed 2012-11-08
CIK 1123735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2012
Common Stock, no par value per share	1,245,267 shares

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and due from banks	$4,498	$4,486
Interest-bearing deposits	41,949	39,772

Cash and cash equivalents	46,447	44,258

Interest-bearing time deposits	1,941	3,435
Securities available for sale	50,857	43,931
Loans held for sale	3,651	633
Loans, less allowance for loan losses of $5,309 and $8,854 at September 30, 2012 and December 31, 2011, respectively	194,217	198,110
Foreclosed assets, net	11,078	9,265
Prepaid FDIC assessment	—	490
Federal Home Loan Bank stock	1,895	5,398
Premises and equipment, net	14,871	15,121
Cash value of life insurance	6,362	6,182
Interest receivable and other assets	2,859	2,163

Total assets	$334,178	$328,986

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$307,430	$301,101
Federal Home Loan Bank advances	13,000	13,000
Other borrowings	1,300	1,300
Subordinated debentures	3,609	3,609
Interest payable and other liabilities	3,354	2,726

Total liabilities	328,693	321,736
Commitments and contingent liabilities

Shareholders’ equity
Common stock - no par value, 5,000,000 shares authorized; 1,245,267 shares issued and outstanding	—	—
Preferred stock - $1.00 par value, 1,000,000 shares authorized; 7,319 shares issued and outstanding	7	7
Paid-in capital	12,097	12,033
Accumulated deficit	(7,326)	(5,407)
Accumulated other comprehensive income	707	617

Total shareholders’ equity	5,485	7,250

Total liabilities and shareholders’ equity	$334,178	$328,986

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2012 and 2011

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest and dividend income
Interest and fees on loans	$2,719	$2,930	$8,289	$8,855
Securities:
Taxable	241	254	710	774
Exempt from federal income tax	82	110	283	332
Other interest income	38	27	117	87

Total interest and dividend income	3,080	3,321	9,399	10,048
Interest expense
Deposits	426	487	1,343	1,560
Federal Home Loan Bank advances and other borrowed funds	89	101	286	301
Subordinated debentures	19	17	58	53

Total interest expense	534	605	1,687	1,914

Net interest income	2,546	2,716	7,712	8,134
Provision for loan losses	180	173	1,137	2,867

Net interest after provision for loan losses	2,366	2,543	6,575	5,267
Non-interest income
Service charges on deposit accounts	98	108	289	323
Gain on sale of loans	229	126	609	467
Gain on sale of securities	—	—	141	104
Write-down on other real estate owned	—	—	(424)	(255)
Loss on sale of foreclosed assets	(25)	(33)	(20)	(28)
Other non-interest income	256	272	800	809

Total non-interest income	558	473	1,395	1,420

Non-interest expense
Salaries and employee benefits	1,548	1,402	4,361	4,264
Net occupancy and equipment expense	313	345	962	1,037
Data processing expense	317	300	930	889
Advertising and promotions	81	72	218	188
Professional fees	254	255	778	770
FDIC insurance premiums	319	296	912	829
Other real estate owned expenses	141	134	412	394
Other operating expenses	335	325	1,033	939

Total non-interest expense	3,308	3,129	9,606	9,310

Loss before income taxes	(384)	(113)	(1,636)	(2,623)
Benefit for income taxes	(30)	(112)	(56)	(482)

Net loss	(354)	(1)	(1,580)	(2,141)

Preferred stock dividend and accretion	(114)	(113)	(339)	(335)

Net loss available to common shareholders	$(468)	$(114)	$(1,919)	$(2,476)

Loss per share
Basic	$(0.38)	$(0.09)	$(1.54)	$(1.99)
Diluted	$(0.38)	$(0.09)	$(1.54)	$(1.99)

Average shares outstanding basic	1,245,267	1,245,267	1,245,267	1,245,267
Average shares outstanding diluted	1,245,267	1,245,267	1,245,267	1,245,267
Dividends per share	$0.00	$0.00	$0.00	$0.00

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three and Nine Months Ended September 30, 2012 and 2011

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(354)	$(1)	$(1,580)	$(2,141)
Other comprehensive income (loss):
Unrealized holding gains arising during the period:
Unrealized net gains	77	546	287	1,648
Related income tax expense	(30)	(211)	(107)	(635)

Net unrealized gains	47	335	180	1,013
Less: reclassification adjustment for net gains realized during the period
Realized net gains	—	—	141	104
Related income tax expense	—	—	(51)	(38)

Net realized gains	—	—	90	67

Other comprehensive income	47	335	90	946

Comprehensive loss	$(307)	$(334)	$(1,490)	$(1,195)

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2012 and 2011

(In thousands, except share and per share data)

(Unaudited)

	Number of Common Shares	Preferred Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2012	1,245,267	$7	$12,033	$(5,407)	$617	$7,250
Net loss	—	—	—	(1,580)	—	(1,580)
Change in unrealized net gain on securities available for sale, net of reclassification adjustment of $141 and tax effects $51	—	—	—	—	90	90

Total comprehensive loss						(1,490)
Preferred stock dividends (5%)	—	—	—	(285)	—	(285)
Discount on preferred stock	—	—	54	(54)	—	—
Stock option expense	—	—	10	—	—	10

Balance at September 30, 2012	1,245,267	$7	$12,097	$(7,326)	$707	$5,485

Balance at January 1, 2011	1,245,267	$7	$11,954	$6,046	$(252)	$17,755
Net loss	—	—	—	(2,141)	—	(2,141)
Change in unrealized net gain on securities available for sale, net of reclassification adjustment of $104 and tax effects $38	—	—	—	—	946	946

Total comprehensive loss						(1,195)
Preferred stock dividends (5%)	—		—	(285)	—	(285)
Discount on preferred stock	—	—	50	(50)	—	—
Stock option expense	—	—	10	—	—	10

Balance at September 30, 2011	1,245,267	$7	$12,014	$3,570	$694	$16,285

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2012 and 2011

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,580)	$(2,141)
Adjustments to reconcile net loss to net cash from (used in) operating activities
Amortization on securities, net	174	107
Depreciation	490	487
Provision for loan losses	1,137	2,867
Gain on sale of securities	(141)	(104)
Write-down on other real estate owned	424	255
Loss on sale of foreclosed assets	20	28
Gain on sale of loans	(609)	(467)
Originations of loans for sale	(28,693)	(24,721)
Proceeds from sales of loans	29,302	25,188
Compensation cost of stock options	10	10
Change in cash value of life insurance	(180)	(182)
Change in interest receivable and other assets	(2,500)	1,004
Change in interest payable and other liabilities	343	33

Net cash from (used in) operating activities	(1,803)	2,364
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing time deposits	1,494	1,194
Purchases of securities available for sale	(29,752)	(13,029)
Proceeds from maturities and calls of securities available for sale	18,547	13,429
Proceeds from sales of securities available for sale	4,392	2,526
Proceeds from Federal Home Loan Bank stock redemption	3,503	—
Proceeds from sale of other real estate owned	1,053	7,889
Net change in loans	(1,334)	131
Property and equipment expenditures, net	(240)	(201)

Net cash from (used in) investing activities	(2,337)	11,939
CASH FLOWS FROM FINANCING ACTIVITIES
Change in:
Non-interest bearing and interest-bearing demand deposits and savings	3,996	(2,488)
Certificates and other time deposits	2,333	(15,180)
Proceeds of borrowings	—	2,000
Repayments of borrowings	—	(2,200)

Net cash from (used in) financing activities	6,329	(17,868)

Change in cash and cash equivalents	2,189	(3,565)
Cash and cash equivalents at beginning of period	44,258	32,487

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$46,447	$28,922

Supplemental disclosures
Interest paid	$1,601	$1,932
Income taxes paid	—	—
Transfers from loans to foreclosed assets and real estate held for investment	2,237	4,053

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINACIAL STATEMENTS

(Table dollars in thousands)

September 30, 2012 and 2011

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are consistent with those used in the preparation of annual consolidated financial statements. The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management of Community Financial Shares, Inc. (the “Company”), for a fair statement of results for the interim periods presented. Results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period.

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

In addition, the Company remains subject to the provisions of the Order and a loan agreement that it has entered into with an unaffiliated third party lender. The Order requires the Bank to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets. The Company’s loan with the unaffiliated third party, which had a fixed rate of 6.0% and an outstanding balance of $1.3 million at December 31, 2011, is secured by all of the outstanding capital stock of the Bank. As of September 30, 2012, the Company has made all required interest payments on the outstanding principal amounts on a timely basis. As a condition of the Company’s loan agreement, the Bank must maintain a nonperforming assets-to-tangible-capital ratio of not more than 65% measured quarterly and not incur a net loss of more than $250,000 for the calendar year ended December 31, 2010. As of September 30, 2012, the Company was not in compliance with the debt covenants set forth in the loan agreement. On May 3, 2012, the Company and the lender entered into a letter agreement pursuant to which the lender agreed to accept $900,000, as full satisfaction of the indebtedness provided that such payment are made by the Company to the lender on or before July 30, 2012. The payment date has been extended to November 15, 2012.

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

NOTE 3 – LOSS PER SHARE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
(in thousands)
Net loss	$(354)	$(1)	$(1,580)	$(2,141)
Less: Accretion of discount on preferred stock	(18)	(17)	(54)	(50)
Dividends on preferred stock	(96)	(96)	(285)	(285)

Loss available to common shareholders	$(468)	$(114)	$(1,919)	$(2,476)

The number of shares used to compute basic and diluted loss per share were as follows:

Weighted Average Shares outstanding	1,245,267	1,245,267	1,245,267	1,245,267
Effect of dilutive securities:
Stock options	—	—	—	—

Shares used to compute diluted loss per share	1,245,267	1,245,267	1,245,267	1,245,267

Loss per share:
Basic	$(0.38)	$(0.09)	$(1.54)	$(1.99)
Diluted	(0.38)	(0.09)	$(1.54)	$(1.99)

There were 31,830 anti-dilutive shares at both September 30, 2012 and 2011.

NOTE 4 – CAPITAL ADEQUACY AND REGULATORY AND SUPERVISORY MATTERS

At the dates indicated, the capital ratios of the Bank were as follows:

	September 30, 2012		December 31, 2011
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$12,326	5.5%	$13,756	6.1%
Tier I capital (to risk-weighted assets)	9,489	4.2%	10,860	4.8%
Tier I capital (to average assets)	9,489	2.9%	10,860	3.3%

At September 30, 2012, regulatory approval is required for all dividend declarations by both the Bank and the Company.

On January 21, 2011, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order with the FDIC and IDFPR, whereby the Bank consented to the issuance of the Order by the FDIC and IDFPR, without admitting or denying that grounds exist for the FDIC and IDFPR to initiate an administrative proceeding against the Bank.

The Order requires the Bank to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets within 120 days. At September 30, 2012, these capital ratios were 2.9% and 5.5%, respectively. As a result, the Bank is currently deemed to be “significantly undercapitalized” pursuant to the regulatory framework for prompt corrective action and is subject to the mandatory provisions of 12 U.S.C. § 1831o and 12 C.F.R § 325(subpart B). These provisions include, among other things, a requirement that the Bank submit a capital restoration plan to the FDIC and restrictions on the Bank’s asset growth, payment of interest rates on deposits, acquisitions, new activities, new branches, payment of dividends, declaration of capital distributions and management fees and ability to accept deposits from correspondent banks. In addition, the Bank may not pay a bonus or give a raise to a senior executive officer without prior regulatory agency approval, and may also be required, among other things, to raise additional capital, reduce total assets, terminate certain activities, replace officers or directors, or seek to be acquired.

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

NOTE 5 - SECURITIES AVAILABLE FOR SALE

The fair value of securities available for sale at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U. S. government agencies	$15,358	$52	$(74)
State and political subdivisions	11,053	771	(16)
Mortgage-backed securities – Government sponsored entities (GSE) residential	24,190	443	(24)
Preferred stock	13	—	(2)
SBA guaranteed	243	3	—

	$50,857	$1,269	$(116)

	December 31, 2011
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U. S. government agencies	$9,041	$42	$—
State and political subdivisions	12,926	482	(3)
Mortgage-backed securities – GSE residential	21,665	477	(1)
Preferred stock	25	10	—
SBA guaranteed	274	1	(1)

	$43,931	$1,012	$(5)

Securities classified as U. S. government agencies include notes issued by government-sponsored enterprises such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank. The SBA-guaranteed securities are pools of loans guaranteed by the Small Business Administration.

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011:

	September 30, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. government agencies	$6,311	$(74)	$—	$—	$6,311	$(74)
State and political subdivisions	547	(16)	—	—	547	(16)
Mortgage-backed securities – GSE residential	3,658	(23)	23	—	3,681	(24)
Preferred stock	13	(2)			13	(2)
SBA guaranteed	—	—	26	(1)	26	—

Total temporarily impaired securities	$10,529	$(115)	$49	$(1)	$10,578	$(116)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and political subdivisions	$—	$—	$476	$(3)	$476	$(3)
Mortgage-backed securities – GSE residential	109	(1)	—	—	109	(1)
Preferred stock	—	—	229	(1)	229	(1)

Total temporarily impaired securities	$109	$(1)	$705	$(4)	$814	$(5)

Unrealized gains and losses within the investment portfolio are determined to be temporary. The Company has performed an evaluation of its investments for other than temporary impairment and there was no impairment identified during the nine months ended September 30, 2012. The entire portfolio is classified as available for sale, however, management has no specific intent to sell any securities, and it is more likely than not that the Company will not have to sell any security before recovery of its amortized cost basis.

The fair values of securities available for sale at September 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$62	$62
Due after one year through five years	951	980
Due after five years through ten years	2,658	2,679
Due after ten years	22,007	22,690

Mortgage-backed securities	23,771	24,190
Preferred stock	15	13
SBA guaranteed	240	243

	$49,704	$50,857

Securities with a carrying value of approximately $29.8 million at September 30, 2012 were pledged to secure public deposits and Federal Home Loan Bank advances as well as for other purposes as required or permitted by law.

Sales activities for securities for the three and nine months ended September 30, 2012 and 2011 is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales proceeds	$—	$—	$4,392	$2,526
Gross gains on sales	—	—	141	104

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

Loans consisted of the following at September 30, 2012 and December 31, 2011, respectively:

	September 30,	December 31,
	2012	2011
Real estate
Commercial	$96,116	$94,513
Construction	2,486	4,361
Residential	19,460	21,054
Home equity	53,749	59,176

Total real estate loans	171,811	179,104
Commercial	26,205	26,203
Consumer	1,299	1,392

Total loans	199,315	206,699
Deferred loan costs, net	211	265
Allowance for loan losses	(5,309)	(8,854)

Loans, net	$194,217	$198,110

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

The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2012	$3,281
New loans including renewals	2,164
Payments, etc., including renewals	(3,099)

Balances, September 30, 2012	$2,346

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the nine months ended September 30, 2012 and 2011:

	September 30, 2012
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Total
Balance at beginning of period	$695	$4,171	$1,768	$18	$804	$1,398	$8,854
Provision for loan losses	254	950	9	5	71	(152)	1,137
Charge-offs	(295)	(1,877)	(1,740)	(5)	(456)	(358)	(4,731)
Recoveries	9	10	—	—	30	—	49

Balance at end of period	$663	$3,254	$37	$18	$449	$888	$5,309

Ending balance: individually evaluated for impairment	$—	$2,034	$—	$—	$240	$571	$2,845

Ending balance: collectively evaluated for impairment	$663	$1,220	$37	$18	$209	$317	$2,464

Total Loans:
Ending balance	$26,205	$96,116	$2,486	$1,299	$19,460	$53,749	$199,315

Ending balance: individually evaluated for impairment	$—	$6,771	$—	$—	$1,686	$2,651	$11,108

Ending balance: collectively evaluated for impairment	$26,205	$89,345	$2,486	$1,299	$17,774	$51,098	$188,207

	September 30, 2011
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Unallocated	Total
Balance at beginning of period	$791	$1,200	$3,877	$19	$661	$838	$293	$7,679
Provision for loan losses	6	1,849	410	3	345	533	(279)	2,867
Charge-offs	(109)	(194)	(2,801)	(8)	(139)	(530)	—	(3,781)
Recoveries	1	—	—	3	—	4	—	8

Balance at end of period	$689	$2,855	$1,486	$17	$867	$845	$14	$6,773

Ending balance: individually evaluated for impairment	$—	$1,683	$1,450	$—	$566	$447	$—	$4,146

Ending balance: collectively evaluated for impairment	$689	$1,172	$36	$17	$301	$398	$14	$2,627

Total Loans:
Ending balance	$28,279	$94,782	$5,699	$1,448	$25,701	$61,329	$—	$217,238

Ending balance: individually evaluated for impairment	$—	$6,606	$2,722	$—	$7,946	$1,796	$—	$19,070

Ending balance: collectively evaluated for impairment	$28,279	$88,176	$2,977	$1,448	$17,755	$59,533	$—	$198,168

The following tables present the changes in the allowance for loan losses for the three months ended September 30, 2012 and 2011:

	September 30, 2012
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Unallocated	Total
Balance at beginning of period	$652	$3,051	$28	$18	$274	$1,144	$—	$5,168
Provision for loan losses	11	217	9	—	165	(222)	—	180
Charge-offs	—	(20)	—	—	—	(34)	—	(54)
Recoveries	—	6	—	—	10	—	—	16

Balance at end of period	$663	$3,254	$37	$18	$449	$888	$—	$5,309

	September 30, 2011
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Unallocated	Total
Balance at beginning of period	$658	$2,780	$1,543	$19	$789	$815	$—	$6,604
Provision for loan losses	31	75	(57)	2	78	30	14	173
Charge-offs	—	—	—	(8)	—	—	—	(8)
Recoveries	—	—	—	4	—	—	—	4

Balance at end of period	$689	$2,855	$1,486	$17	$867	$845	$14	$6,773

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2011:

	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Unallocated	Total
Ending balance: individually evaluated for impairment	$39	$3,002	$1,740	$—	$451	$977	$—	$6,209

Ending balance: collectively evaluated for impairment	$656	$1,214	$28	$19	$352	$376	$—	$2,645

Total Loans:
Ending balance	$26,203	$94,513	$4,361	$1,392	$21,054	$59,176	$—	$206,699

Ending balance: individually evaluated for impairment	$39	$6,671	$2,175	$—	$3,709	$2,659	$—	$15,253

Ending balance: collectively evaluated for impairment	$26,164	$87,842	$2,186	$1,392	$17,345	$56,517	$—	$191,446

The following table summarizes the Company’s nonaccrual loans by class at September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
Commercial	$—	$39
Consumer	—	—
Real estate loans:
Construction	—	2,175
Commercial	4,886	4,721
Residential	1,280	4,187
Home equity	2,652	2,677

Total	$8,818	$13,799

The following table presents impaired loans as of September 30, 2012:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
With no related allowance recorded:
Commercial real estate	$1,884	$1,884	$—
Construction	—	—	—
Residential	786	786	—
HELOC	181	181	—

Subtotal	2,851	2,851	—

With an allowance recorded:
Commercial	—	—	—
Commercial real estate	4,886	4,886	2,034
Construction	—	—	—
Residential	901	901	240
HELOC	2,470	2,470	571

Subtotal	8,257	8,257	2,845

Total Impaired Loans	$11,108	$11,108	$2,845

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$1,889	$21	$—	$—	$1,466	$58	$760	$—
Construction	—	—	572	—	—	—	572	—
Residential	786	4	2,358	—	1,836	9	2,360	—
HELOC	166	—	525	—	165	—	523	1

Subtotal	2,841	25	3,455	—	3,467	67	4,215	1

With an allowance recorded:
Commercial	—	—	—	—	—	—	—	—
Commercial real estate	4,854	—	6,607	36	3,940	53	5,534	199
Construction	—	—	2,150	—	—	—	2,150	—
Residential	902	4	5,596	13	435	8	5,609	47
HELOC	2,491	7	1,261	3	2,505	7	1,258	7

Subtotal	8,247	11	15,614	52	6,880	68	14,551	253

Total Impaired Loans	$11,088	$36	$19,069	$52	$10,347	$135	$18,766	$254

The following table presents impaired loans as of December 31, 2011:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
With no related allowance recorded:
Construction	$25	$776	$—
Residential	2,353	2,353	—
HELOC	510	510	—

Subtotal	2,888	3,639	—

With an allowance recorded:
Commercial	39	39	39
Commercial real estate	6,671	6,671	3,002
Construction	2,150	2,150	1,740
Residential	1,356	1,355	451
HELOC	2,149	2,149	977

Subtotal	12,365	12,364	6,209

Total Impaired Loans	$15,253	$16,003	$6,209

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

The following tables summarize credit quality of the Company at September 30, 2012 and December 31, 2011:

	September 30, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial	$25,682	$255	$268	$—	$—	$26,205
Real estate loans:
Construction	2,486	—	—	—	—	2,486
Commercial real estate	86,866	3,373	5,877	—	—	96,116
Residential	14,644	2,665	2,151	—	—	19,460
Home equity	50,522	30	3,197	—	—	53,749
Individuals loans for household and other personal expenditures	1,299	—	—	—	—	1,299

Total	$181,499	$6,323	$11,493	$—	$—	$199,315

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial	$24,582	$910	$711	$—	$—	$26,203
Real estate loans:
Construction	1,144	—	3,217	—	—	4,361
Commercial real estate	84,492	3,351	6,670	—	—	94,513
Residential	12,042	3,804	5,208	—	—	21,054
Home equity	54,665	530	3,981	—	—	59,176
Individuals loans for household and other personal expenditures	1,392	—	—	—	—	1,392

Total	$178,317	$8,595	$19,787	$—	$—	$206,699

The following tables summarize past due aging of the Company’s loan portfolio at September 30, 2012 and December 31, 2011:

	September 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial	$200	$—	$—	$200	$26,005	$26,205	$—
Real estate loans:
Construction	—	—	—	—	2,486	2,486	—
Commercial real estate	1,801	239	4,886	6,926	89,190	96,116	20
Residential	1,875	870	1,299	4,044	15,416	19,460	—
Home equity	335	500	2,652	3,487	50,262	53,749	—
Individuals loans for household and other personal expenditures	—	—	—	—	1,299	1,299	—

Total	$4,211	$1,609	$8,837	$14,657	$184,658	$199,315	$20

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial	$—	$—	$39	$39	$26,164	$26,203	$—
Real estate loans:
Construction	—	—	2,175	2,175	2,186	4,361	—
Commercial real estate	674	—	4,721	5,395	89,118	94,513	—
Residential	204	43	4,187	4,434	16,620	21,054	—
Home equity	60	463	2,677	3,200	55,976	59,176	—
Individuals loans for household and other personal expenditures	—	—	—	—	1,392	1,392	—

Total	$938	$506	$13,799	$15,243	$191,456	$206,699	$—

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

For retail loans, an analysis of the individual’s ability to service the new required payments is performed. If the borrower complies with the terms of the newly restructured debt for at least six consecutive months and the underlying collateral value is believed to be sufficient to repay the debt in the event of a future default, the new loan is generally placed on accrual status. The reason for the TDR is also considered, such as paying past due real estate taxes or payments caused by a temporary job loss, when determining whether a retail TDR loan could be returned to accrual status. Retail TDRs remain on non-accrual status until sufficient payments have been made to bring the past due principal and interest current at which point the loan would be transferred to accrual status.

The following table summarizes the loans that have been restructured as TDRs during the three and nine months ended September 30, 2012:

	Three months ended September 30, 2012			Nine months ended September 30, 2012
	Count	Balance Prior to TDR	Balance after TDR	Count	Balance Prior to TDR	Balance after TDR
Real estate loans:
Commercial real estate	—	$—	$—	2	$997	$997
Residential	—	—	—	2	636	636

Total	—	$—	$—	4	$1,633	$1,633

	Three months ended September 30, 2011			Nine months ended September 30, 2011
	Count	Balance Prior to TDR	Balance after TDR	Count	Balance Prior to TDR	Balance after TDR
Real estate loans:
Commercial real estate	—	$—	$—	1	$1,100	$1,128
Construction	3	533	533	3	533	533
Residential	1	371	371	1	371	371

Total	4	$904	$904	5	$2,004	$2,032

The following table sets forth the Company’s TDRs that had payment defaults during the nine months ended September 30, 2012. Default occurs when a TDR is 90 days or more past due, transferred to non-accrual status, or transferred to other real estate owned within twelve months of restructuring.

	Count	Default Balance
Real estate loans:
Commercial real estate	3	$4,457
Residential	2	579

Total	5	$5,036

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

Available-for-sale Securities

If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 1 security includes preferred stock. Level 2 securities include certain collateralized mortgage and debt obligations, municipal securities, U.S. government agencies and SBA securities. Third party vendors compile prices from various sources and may apply such techniques as matrix pricing to determine the value of identical or similar investment securities (Level 2). Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather on the investment securities’ relationship to other benchmark quoted investment securities. The following tables are as of September 30, 2012 and December 31, 2011, respectively:

		At September 30, 2012
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agencies	$15,358	$—	$15,358	$—
State and political subdivisions	11,053	—	11,053	—
Mortgage-backed securities – GSE residential	24,190	—	24,190	—
Preferred stock	13	13	—	—
SBA guaranteed	243	—	243	—

Total available-for-sale securities	$50,857	$13	$50,844	$—

		At December 31, 2011
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agencies	$9,041	$—	$9,041	$—
State and political subdivisions	12,926	—	12,926	—
Mortgage-backed securities – GSE residential	21,665	—	21,665	—
Preferred stock	25	25	—	—
SBA guaranteed	274	—	274	—

Total available-for-sale securities	$43,931	$25	$43,906	$—

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying September 30, 2012 and December 31, 2011 balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

		At September 30, 2012
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Impaired loans	$5,413	—	—	$5,413
Other real estate owned	3,914	—	—	3,914

		At December 31, 2011
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Impaired loans	$7,008	—	—	$7,008
Other real estate owned	4,722	—	—	4,722

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2012:

		At September 30, 2012
		Fair Value Measurements Using
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$46,447	$46,447	$—	—
Interest-bearing time deposits	1,941	1,941	—	—
Securities available for sale	50,857	13	50,844	—
Loans held for sale	3,651	—	3,651	—
Loans receivable, net	194,217	—	—	196,479
Federal Home Loan Bank stock	1,895	—	1,895	—
Interest receivable	1,094	—	1,094	—

Financial liabilities
Deposits	307,430	—	308,767	—
Federal Home Loan Bank advances	13,000	—	13,239	—
Other borrowings	1,300	—	1,300	—
Subordinated debentures	3,609	—	—	1,210
Interest payable	334	—	334	—

The carrying amount and estimated fair value of financial instruments at December 31, 2011 year end are as follows:

	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$44,258	$44,258
Interest-bearing time deposits	3,435	3,435
Securities available for sale	43,931	43,931
Loans held for sale	633	633
Loans receivable, net	198,110	200,526
Federal Home Loan Bank stock	5,398	5,398
Interest receivable	1,047	1,047

Financial liabilities
Deposits	301,101	303,213
Federal Home Loan Bank advances	13,000	13,356
Other borrowings	1,300	1,300
Subordinated debentures	3,609	1,189
Interest payable	248	248

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

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update No. 2011-11 – Balance Sheet (Topic 210). In December 2011, FASB issued ASU 2011-11. The objective of this Update is to provide enhanced disclosures that will enable users of financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45.

An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

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

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission, including in the Section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the U.S. Securities and Exchange Commission on June 22, 2012.

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

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

Total assets at September 30, 2012 were $334.2 million, which represented an increase of $5.2 million, or 1.6%, compared to $329.0 million at December 31, 2011. The increase in total assets was primarily due to increases in investment securities, cash and cash equivalents and foreclosed assets. Investment securities increased $7.0 million, or 15.9%, to $50.9 million at September 30, 2012 from $43.9 million at December 31, 2011. This increase is primarily due to investing excess liquidity and weak loan demand for the nine months ended September 30, 2012. Cash and cash equivalents increased $2.1 million, or 4.7%, to $46.4 million at September 30, 2012 from $44.3 million at December 31, 2011. In addition, foreclosed assets increased $1.8 million, or 19.4%, to $11.1 million at September 30, 2012 from $9.3 million at December 31, 2011. Partially offsetting these increases were decreases in loans receivable and Federal Home Loan Bank stock. Loans receivable decreased $3.9 million, or 2.0%, to $194.2 million at September 30, 2012 from $198.1 million at December 31, 2011 and Federal Home Loan Bank stock decreased $3.5 million, or 64.8%, to $1.9 million at September 30, 2012 from $5.4 million at December 31, 2011. The decrease in loans during the nine months ended September 30, 2012 is primarily due to charge-offs totaling $4.7 million. These write-downs were primarily due to the recognition of decreases in valuations on a portion of the Bank’s nonperforming commercial real estate loans. Included in foreclosed assets at September 30, 2012 are 12 one-to-four family residences, a mixed-use commercial/residential property, five commercial properties, two multi-family properties and three parcels of land.

Total liabilities at September 30, 2012 were $328.7 million, which represented an increase of $7.0 million, or 2.2%, compared to $321.7 million at December 31, 2011. Deposits increased $6.3 million, or 2.1%, to $307.4 million at September 30, 2012 from $301.1 million at December 31, 2011. This increase in deposits primarily consists of increases in: (1) regular savings accounts of $5.9 million, or 10.6%, to $60.9 million at September 30, 2012 from $55.0 million at December 31, 2011; (2) certificates of deposit of $2.4 million, or 2.5%, to $94.7 million at September 30, 2012 from $92.3 million at December 31, 2011; and (3) money market accounts of $1.5 million, or 3.6%, to $43.4 million at September 30, 2012 from $41.9 million at December 31, 2011. Interest-bearing demand deposit accounts decreased $4.5 million, or 6.0% to $71.0 million at September 30, 2012 from $75.5 million at December 31, 2011. The percentage of regular savings accounts to total deposits increased to 19.8% at September 30, 2012 from 18.3% at December 31, 2011 and the percentage of certificates of deposit to total deposits decreased slightly to 30.8% at September 30, 2012 from 30.7% at December 31, 2011. Borrowed money, consisting of Federal Home Loan Bank advances and other borrowings remained unchanged at $14.3 million at September 30, 2012 as compared to December 31, 2011.

Stockholders’ equity decreased $1.7 million, or 23.6%, to $5.5 million at September 30, 2012 from $7.2 million at December 31, 2011. The decrease in stockholders’ equity was primarily due to the Company’s net loss for the nine months ended September 30, 2012. In addition, the Company’s accumulated other comprehensive income relating to the change in fair value of its available-for-sale investment portfolio increased $90,000 for the nine months ended September 30, 2012. As of September 30, 2012 there were 1,245,267 shares of Company common stock outstanding, resulting in a tangible book value of ($1.19) per share at that date.

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

Tangible book value per share:	September 30, 2012	December 31, 2011
Total capital	$5,485	$7,250
Less: Preferred equity	6,970	6,970

Tangible common equity	$(1,485)	$280

Outstanding common shares	1,245,267	1,245,267
Tangible book value per share	$(1.19)	$0.22

Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011

General. The Company’s net loss for the three months ended September 30, 2012 totaled $354,000 compared to a net loss of $1,000 for the comparable prior year period. Due to the effect of preferred stock dividends, net loss available to common shareholders totaled $468,000 for the three months ended September 30, 2012. This represents a basic and diluted loss per share of $0.38 for the three months ended September 30, 2012 compared to basic and diluted loss per share of $0.09 for the three months ended September 30, 2012. The increase in net loss during the three months ended September 30, 2012 is the result of the combined effect of a $170,000 decrease in net interest income, an $85,000 increase in noninterest income, a $179,000 increase in noninterest expense and a $7,000 increase in provision for loan losses.

Net interest income. The following table summarizes interest and dividend income and interest expense for the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$2,719	$2,930	$(211)	(7.20%)
Securities:
Taxable	241	254	(13)	(5.12)
Exempt from federal tax	82	110	(28)	(25.46)
Other interest income	38	27	11	40.74

Total interest and dividend income	3,080	3,321	(241)	(7.26)

Interest expense:
Deposits	426	487	(61)	(12.53)
Federal Home Loan Bank advances and other borrowings	89	101	(12)	(11.88)
Subordinated debentures	19	17	2	11.76

Total interest expense	534	605	(71)	(11.74)

Net interest income	$2,546	$2,716	$(170)	(6.26)

The following table summarizes average balances and annualized average yields or costs for the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30,
	2012			2011
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Taxable securities	$42,838	$241	2.23%	$36,139	$254	2.78%
Tax-exempt securities	7,637	82	4.28	10,102	110	4.32
Loan receivables (1)	199,083	2,719	5.42	217,476	2,930	5.35
Interest-bearing deposits	47,180	36	0.30	22,672	26	0.47
FHLB stock	2,247	2	0.37	5,398	1	0.10

Total interest-earning assets	298,985	3,080	4.09	291,787	3,321	4.52

Interest-bearing liabilities:
NOW accounts	72,656	55	0.30	71,897	66	0.36
Regular savings	61,671	52	0.33	53,065	52	0.39
Money market accounts	44,569	54	0.48	36,760	63	0.68
Certificates of deposit	94,826	265	1.11	95,164	306	1.28
FHLB advances and other	14,300	89	2.46	14,300	101	2.79
Subordinated debentures	3,609	19	2.11	3,609	17	1.91

Total interest-bearing liabilities	$291,631	534	0.73	$274,795	605	0.87

Net interest income		$2,546			$2,716

Net interest spread			3.36%			3.65%

Net interest income to average interest-earning assets			3.38%			3.69%

(1)	The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.

Interest Income. Interest income decreased $241,000 to $3.1 million for the three months ended September 30, 2012 from $3.3 million for the three months ended September 30, 2011. The average yield on interest-earning assets decreased 43 basis points to 4.09% for the three months ended September 30, 2012 from 4.52% for the comparable prior year period. In addition, there was an increase of $7.2 million in interest-earning assets to $299.0 million for the three months ended September 30, 2012 from $291.8 million for the prior year period.

Interest and fees on loans decreased $211,000, or 7.2%, to $2.7 million for the three months ended September 30, 2012, compared to $2.9 million for the comparable prior year period. This decrease resulted from a decrease in the average balance of loans of $18.4 million to $199.1 million for the three months ended September 30, 2012 from $217.5 million for the comparable prior year period. This decrease was partially offset by an increase in the average loan yield of seven basis points to 5.42% for the three months ended September 30, 2012 from 5.35% for the comparable prior year period. Interest on taxable securities decreased $13,000 for the three months ended September 30, 2012 compared to the comparable prior year period. This decrease is primarily due to a decrease in the average yield on taxable securities of 55 basis points to 2.23% for the three months ended September 30, 2012 from 2.78% for the comparable prior year period.

Interest Expense. Interest expense decreased by $71,000, or 11.7%, to $534,000 for the three months ended September 30, 2012, from $605,000 for the three months ended September 30, 2011. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities of 14 basis points to 0.73% for the three months ended September 30, 2012 from 0.87% for the comparable prior year period. This decrease is primarily due to a decrease in overall market rates. The average balance of interest bearing liabilities increased $16.8 million to $291.6 million for the three months ended September 30, 2012 from $274.8 million for the comparable prior year period. Interest expense resulting from Federal Home Loan Bank advances, subordinated debentures and other borrowings decreased $10,000 during the three months ended September 30, 2012. The average balance on these borrowings remained unchanged at $17.9 million. In addition, there was a decrease in the average cost of these borrowings of 23 basis points to 2.38% for the three months ended September 30, 2012 from 2.61% for the comparable period in 2011.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses decreased $170,000, or 6.3%, to $2.5 million for the three months ended September 30, 2012 compared to $2.7 million for the comparable period in 2011. The Company’s net interest margin expressed as a percentage of average interest-earning assets decreased to 3.38% for the three months ended September 30, 2012 as compared to 3.69% for the three months ended September 30, 2011. The yield on average interest-earning assets decreased 43 basis points to 4.09% for the three months ended September 30, 2012 from 4.52% for the comparable period ended September 30, 2011. The yield on taxable securities decreased 55 basis points to 2.23% for the three months ended September 30, 2012 from 2.78% for the comparable prior year period. The yield on average loans increased to 5.42% for the three months ended September 30, 2012 from 5.35% for the three months ended September 30, 2011. In addition, there was a 14 basis point decrease in the cost of average interest-bearing liabilities to 0.73% for the three months ended September 30, 2012 as compared to 0.87% for the comparable 2011 period.

Provision for Loan Losses. The Bank’s provision for loan losses increased to $180,000 for the three months ended September 30, 2012 from $173,000 for the comparable period in 2011. The $7,000 increase in the provision was the result of management’s quarterly analysis of the allowance for loan losses. At September 30, 2012, December 31, 2011 and September 30, 2011, nonperforming loans totaled $8.8 million, $13.8 million and $13.5 million, respectively. At September 30, 2012, the ratio of the allowance for loan losses to nonperforming loans was 60.1% compared to 64.2% at December 31, 2011 and 50.0% at September 30, 2011. The ratio of the allowance to total loans was 2.67%, 4.28% and 3.12%, at September 30, 2012, December 31, 2011 and September 30, 2011, respectively. The decrease is primarily due to reserves established in prior periods on loans which were charged off earlier in 2012.

Nonperforming loans decreased $5.0 million, or 36.2%, to $8.8 million at September 30, 2012 from $13.8 million at December 31, 2011. This decrease is primarily due to charge-offs totaling $4.7 million. The largest component of nonperforming loans is commercial real estate loans, which increased $165,000, or 3.5%, to $4.9 million, or 55.4% of total nonperforming loans, at September 30, 2012, from $4.7 million, or 34.2% of total nonperforming loans at December 31, 2011. Nonperforming residential mortgage loans decreased $2.9 million, or 69.4%, to $1.3 million at September 30, 2012 from $4.2 million at December 31, 2011. Nonperforming home equity lines of credit decreased $25,000, or 0.9%, to $2.7 million at September 30, 2012. Finally, nonperforming construction loans decreased $2.2 million, or 100% to zero at September 30, 2012 from $2.2 million at December 31, 2011. Loans 30-59 days past due increased $3.3 million to $4.2 million at September 30, 2012 from $938,000 at December 31, 2011. This increase is primarily due to loans totaling $3.1 million which matured and did not renew until after the end of the quarter. Charge-offs, net of recoveries, totaled $39,000 for the three months ended September 30, 2012 compared to $4,000 for the three months ended September 30, 2011. Nonperforming loans are loans that are ninety days past due and placed on nonaccrual status. Management continues to take aggressive actions in identifying and disposing of problem credits.

The amounts of the provision and allowance for loan losses are influenced by a number of factors, including current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. Should the local economic climate continue to deteriorate, borrowers may experience increased difficulties paying off loans and the level of non-performing loans, charge-offs, and delinquencies could continue to rise, which would require us to further increase the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions. Management believes that, based on information available at September 30, 2012, the Bank’s allowance for loan losses was adequate to cover probable incurred losses inherent in its loan portfolio at that time. However, no assurances can be given that the Bank’s level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance will not be necessary if economic or other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance. In addition, the FDIC, as an integral part of its examination processes, periodically reviews the Bank’s allowance for loan losses and may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management. The FDIC examines the Bank periodically and, accordingly, as part of this examination the allowance is reviewed utilizing specific guidelines. Based upon its review, the FDIC may accordingly from time to time require reserves in addition to those previously provided.

Noninterest Income

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$98	$108	$(10)	(9.26%)
Gain on sale of loans	229	126	103	81.75
Loss on sale of foreclosed assets	(25)	(33)	8	24.24
Other non-interest income	256	272	(16)	(5.88)

Total non-interest income	$558	$473	$85	11.97

Noninterest income totaled $558,000 and $473,000 for the three months ended September 30, 2012 and 2011, respectively. Gain on sale of loans increased $103,000 to $229,000 for the three months ended September 30, 2012 from $126,000 for the comparable prior year period. In addition, loss on sale of foreclosed assets decreased $8,000 for the three months ended September 30, 2012 as compared to the prior year period.

Noninterest Expense

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$1,548	$1,402	$146	10.41%
Net occupancy and equipment expense	313	345	(32)	(9.28)
Data processing expense	317	300	17	5.67
Advertising and promotions	81	72	9	12.50
Professional fees	254	255	(1)	(0.39)
FDIC insurance premiums	319	296	23	7.77
Other real estate owned expenses	141	134	7	5.22
Other operating expenses	335	325	10	3.08

Total non-interest expenses	$3,308	$3,129	$179	5.72

Noninterest expense increased by $179,000 to $3.3 million for the three months ended September 30, 2012 from the comparable prior year period. Salaries and employee benefits expenses increased by $146,000, or 10.4%, to $1.5 million for the three months ended September 30, 2012. This increase is primarily due to additional personnel hired in the mortgage department as this department expands. FDIC insurance premiums increased by $23,000, or 7.8%, to $319,000 for the three months ended September 30, 2012 compared to $296,000 for the prior year period. Other real estate owned expenses increased to $141,000 for the three months ended September 30, 2012 compared to $134,000 for the prior year period. Partially offsetting these increases was a decrease in other operating expenses, including occupancy, data processing, and marketing and advertising expenses, decreased $6,000 on a net basis. Occupancy expenses decreased $32,000, or 9.3%, to $313,000 for the three months ended September 30, 2012 compared to the prior year period. Offsetting this decrease were increases of $17,000 and $9,000 for data processing and marketing and advertising expenses, respectively. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Benefit. The Company recorded an income tax benefit of $30,000 for the three months ended September 30, 2012, despite a $384,000 pre-tax loss during that period due to the establishment of a valuation allowance against the Company’s deferred tax assets. The tax benefit occurred due to an increase in the Company’s deferred tax liability for available for sale securities. A valuation allowance totaling $399,000 was established on the Company’s deferred tax asset for the three months ended September 30, 2012. As of September 30, 2012 the Company’s deferred tax assets are fully reserved. Under generally accepted accounting principles, income tax benefits and the related tax assets are only allowed to be recognized if they will more likely than not be fully utilized. In each future accounting period, the Company’s management will consider both positive and negative evidence when considering the ability of the Company to utilize its net deferred tax asset. Any subsequent reduction in the valuation allowance would lower the amount of income tax expense recognized in the Company’s consolidated statements of operations in future periods. However, if operating losses continue into the future, there can be no guarantee that an additional valuation allowance against the deferred tax assets will be necessary. Income tax benefit totaled $112,000 for the three months ended September 30, 2011.

Comparison of Operating Results for the Nine Months Ended September 30, 2012 and 2011

General. The Company’s net loss for the nine months ended September 30, 2012 totaled $1.6 million compared to a net loss of $2.1 million for the comparable prior year period. Due to the effect of preferred stock dividends, net loss available to common shareholders totaled $1.9 million for the nine months ended September 30, 2012. This represents a basic and diluted loss per share of $1.54 for the nine months ended September 30, 2012 compared to a basic and diluted loss per share of $1.99 for the nine months ended September 30, 2011. The improvement in net loss during the nine months ended September 30, 2012 is the result of the combined effect of a $422,000 decrease in net interest income, a $25,000 decrease in noninterest income, a $296,000 increase in noninterest expense and a $1.7 million decrease in provision for loan losses.

Net interest income. The following table summarizes interest and dividend income and interest expense for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$8,289	$8,855	$(566)	(6.39%)
Securities:
Taxable	710	774	(64)	(8.27)
Exempt from federal tax	283	332	(49)	(14.76)
Other interest income	117	87	30	34.48

Total interest and dividend income	9,399	10,048	(649)	(6.46)

Interest expense:
Deposits	1,343	1,560	(217)	(13.91)
Federal Home Loan Bank advances and other borrowings	286	301	(15)	(4.98)
Subordinated debentures	58	53	5	9.43

Total interest expense	1,687	1,914	(227)	(11.86)

Net interest income	$7,712	$8,134	$(422)	(5.19)

The following table summarizes average balances and annualized average yields or costs for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Taxable securities	$39,268	$710	2.41%	$36,956	$774	2.80%
Tax-exempt securities	8,442	283	4.47	10,106	332	4.39
Loan receivables (1)	201,119	8,289	5.49	219,686	8,855	5.39
Interest-bearing deposits	47,646	111	0.31	22,991	83	0.48
FHLB stock	3,117	6	0.26	5,398	4	0.10

Total interest-earning assets	299,592	9,399	4.18	295,137	10,048	4.55

Interest-bearing liabilities:
NOW accounts	74,638	187	0.33	73,969	213	0.39
Regular savings	59,702	163	0.36	52,746	158	0.40
Money market accounts	43,901	195	0.59	35,548	177	0.66
Certificates of deposit	94,102	798	1.13	101,209	1,012	1.34
FHLB advances and other	14,300	286	2.67	14,343	301	2.81
Subordinated debentures	3,609	58	2.14	3,609	53	1.93

Total interest-bearing liabilities	$290,252	1,687	0.77	$281,424	1,914	0.91

Net interest income		$7,712			$8,134

Net interest spread			3.41%			3.64%

Net interest income to average interest-earning assets			3.43%			3.68%

(1)	The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.

Interest Income. Interest income decreased $649,000 to $9.4 million for the nine months ended September 30, 2012 from $10.0 million for the nine months ended September 30, 2011. The average yield on interest-earning assets decreased 37 basis points to 4.18% for the nine months ended September 30, 2012 from 4.55% for the comparable prior year period. The decrease in average yield was partially offset by an increase of $4.5 million in interest-earning assets to $299.6 million for the nine months ended September 30, 2012 from $295.1 million for the prior year period.

Interest and fees on loans decreased $566,000, or 6.4%, to $8.3 million for the nine months ended September 30, 2012, compared to $8.9 million for the comparable prior year period. This decrease resulted from a decrease in the average balance of loans of $18.6 million to $201.1 million for the nine months ended September 30, 2012 from $219.7 million for the comparable prior year period. This decrease was partially offset by an increase in the average loan yield of 10 basis points to 5.49% for the nine months ended September 30, 2012 from 5.39% for the comparable prior year period. Interest on taxable securities decreased $64,000 for the nine months ended September 30, 2012 compared to the comparable prior year period. This decrease is primarily due to a decrease in the average yield on taxable securities of 39 basis points to 2.41% for the nine months ended September 30, 2012 from 2.80% for the comparable prior year period.

Interest Expense. Interest expense decreased by $227,000, or 11.9%, to $1.7 million for the nine months ended September 30, 2012, from $1.9 million for the nine months ended September 30, 2011. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities of 14 basis points to 0.77% for the nine months ended September 30, 2012 from 0.91% for the comparable prior year period. This decrease is primarily due to a decrease in overall market rates. The average balance of interest bearing liabilities increased $8.9 million to

$290.3 million for the nine months ended September 30, 2012 from $281.4 million for the comparable prior year period. Interest expense resulting from Federal Home Loan Bank advances, subordinated debentures and other borrowings remained unchanged during the nine months ended September 30, 2012 as compared to the prior year period. The average balance on these borrowings remained unchanged at $17.9 million. In addition, the average cost on these borrowings decreased seven basis points to 2.56% for the nine months ended September 30, 2012 from 2.63% for the comparable prior year period.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses decreased $422,000, or 5.2%, to $7.7 million for the nine months ended September 30, 2012 compared to $8.1 million for the comparable period in 2011. The Company’s net interest margin expressed as a percentage of average interest-earning assets decreased to 3.43% for the nine months ended September 30, 2012 as compared to 3.68% for the nine months ended September 30, 2011. The yield on average interest-earning assets decreased 37 basis points to 4.18% for the nine months ended September 30, 2012 from 4.55% for the comparable period ended September 30, 2011. The yield on taxable securities decreased 39 basis points to 2.41% for the nine months ended September 30, 2012 from 2.80% for the comparable prior year period. The yield on average loans increased to 5.49% for the nine months ended September 30, 2012 from 5.39% for the nine months ended September 30, 2011. In addition, there was a 14 basis point decrease in the cost of average interest-bearing liabilities to 0.77% for the nine months ended September 30, 2012 as compared to 0.91% for the comparable 2011 period.

Provision for Loan Losses. The Bank’s provision for loan losses decreased to $1.1 million for the nine months ended September 30, 2012 from $2.9 million for the comparable period in 2011. The $1.7 million decrease in the provision was the result of management’s quarterly analysis of the allowance for loan losses. At September 30, 2012, December 31, 2011 and September 30, 2011, nonperforming loans totaled $8.8 million, $13.8 million and $13.5 million, respectively. At September 30, 2012, the ratio of the allowance for loan losses to nonperforming loans was 60.1% compared to 64.2% at December 31, 2011 and 50.0% at September 30, 2011. The ratio of the allowance to total loans was 2.67%, 4.28% and 3.12%, at September 30, 2012, December 31, 2011 and September 30, 2011, respectively. The decrease is primarily due to reserves established in prior periods on loans which were charged off during the nine months ended September 30, 2012.

Nonperforming loans decreased $5.0 million, or 36.2%, to $8.8 million at September 30, 2012 from $13.8 million at December 31, 2011. This decrease is primarily due to charge-offs totaling $4.7 million. The largest component of nonperforming loans is commercial real estate loans, which increased $165,000, or 3.5%, to $4.9 million, or 55.4% of total nonperforming loans, at September 30, 2012, from $4.7 million, or 34.2% of total nonperforming loans at December 31, 2011. Nonperforming residential mortgage loans decreased $2.9 million, or 69.4%, to $1.3 million at September 30, 2012 from $4.2 million at December 31, 2011. Nonperforming home equity lines of credit decreased $25,000, or 0.9%, to $2.7 million at September 30, 2012. Finally, nonperforming construction loans decreased $2.2 million, or 100% to zero at September 30, 2012 from $2.2 million at December 31, 2011. Loans 30-59 days past due increased $3.3 million to $4.2 million at September 30, 2012 from $938,000 at December 31, 2011. This increase is primarily due to loans totaling $3.1 million which matured and did not renew until after the end of the quarter. Charge-offs, net of recoveries, totaled $4.7 million for the nine months ended September 30, 2012 compared to $3.8 million for the nine months ended September 30, 2011. Nonperforming loans are loans that are ninety days past due and placed on nonaccrual status. Management continues to take aggressive actions in identifying and disposing of problem credits.

Noninterest Income

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$289	$323	$(34)	(10.53%)
Gain on sale of loans	609	467	142	30.41
Gain on sale of securities	141	104	37	35.58
Write-down on other real estate owned	(424)	(255)	(169)	(66.28)
Gain on sale of foreclosed assets	(20)	(28)	8	28.57
Other non-interest income	800	809	(9)	1.11

Total non-interest income	$1,395	$1,420	$(25)	(1.76)

Noninterest income totaled $1.4 million for both the nine months ended September 30, 2012 and 2011. Gain on sale of loans increased $142,000 to $609,000 for the nine months ended September 30, 2012 from $467,000 for the comparable prior year period. Gain on sale of securities increased $37,000 to $141,000 for the nine months ended September 30, 2012 from $104,000 for the comparable prior year period. Write-down on other real estate owned totaled $424,000 for the nine months ended September 30, 2012 compared to $255,000 for the comparable prior year period.

Noninterest Expense

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$4,361	$4,264	$97	2.28%
Net occupancy and equipment expense	962	1,037	(75)	(7.23)
Data processing expense	930	889	41	4.61
Advertising and promotions	218	188	30	15.96
Professional fees	778	770	8	1.04
FDIC insurance premiums	912	829	83	10.01
Other real estate owned expenses	412	394	18	4.57
Other operating expenses	1,033	939	94	10.01

Total non-interest expenses	$9,606	$9,310	$296	3.18

Noninterest expense increased by $296,000 to $9.6 million for the nine months ended September 30, 2012 from the comparable prior year period. Salaries and employee benefits expenses increased by $97,000, or 2.3%, to $4.4 million for the nine months ended September 30, 2012. Professional fees, including legal expenses, increased by $8,000 to $778,000 for the nine months ended September 30, 2012. FDIC insurance premiums increased by $83,000, or 10.0%, to $912,000 for the nine months ended September 30, 2012 compared to $829,000 for the prior year period. Other real estate owned expenses increased $18,000 to $412,000 for the nine months ended September 30, 2012 from $394,000 for the comparable prior year period. Other operating expenses, including occupancy, data processing, and marketing and advertising expenses, decreased $4,000 on a net basis. Occupancy expenses decreased $75,000, or 7.2%, to $962,000 for the nine months ended September 30, 2012 compared to the prior year period. Offsetting this decrease were increases of $41,000 and $30,000 for data processing and marketing and advertising expenses, respectively. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Benefit. The Company recorded an income tax benefit of $56,000 for the nine months ended September 30, 2012, despite a $1.6 million pre-tax loss during that period due to the establishment of a valuation allowance against the Company’s deferred tax assets. The tax benefit occurred due to an increase in the Company’s deferred tax liability for available for sale securities. A valuation allowance totaling $691,000 was established on the Company’s deferred tax asset for the nine months ended September 30, 2012. As of September 30, 2012 the Company’s deferred tax assets are fully reserved. Under generally accepted accounting principles, income tax benefits and the related tax assets are only allowed to be recognized if they will more likely than not be fully utilized. In each future accounting period, the Company’s management will consider both positive and negative evidence when considering the ability of the Company to utilize its net deferred tax asset. Any subsequent reduction in the valuation allowance would lower the amount of income tax expense recognized in the Company’s consolidated statements of operations in future periods. However, if operating losses continue into the future, there can be no guarantee that an additional valuation allowance against the deferred tax assets will be necessary. Income tax benefit totaled $482,000 for the nine months ended September 30, 2011.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company’s primary source of funds is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is generally restricted under applicable law to net profits in the current year plus those for the previous two years. At September 30, 2012, the Company had liquid assets of $808,000.

Contractual Obligations

The following table discloses contractual obligations of the Company as of September 30, 2012:

	Payments Due By Year
(Dollars in Thousands)	2012	2013	2014	2015	2016	2017 and after	Total
Federal Home Loan Bank advances	$4,000	$4,500	$2,500	$2,000	$—	$—	$13,000
Other borrowing Subordinated debentures	1,300 —	— —	— —	— —	— —	— 3,609	1,300 3,609
Data Processing (1), (2)	150	601	—	—	—	—	751

Total	$5,450	$5,101	$2,500	$2,000	$—	$3,609	$18,660

(1)	Estimated contract amount based on transaction volume. Actual expense was $751,000 and $712,000 in 2011 and 2010, respectively.
(2)	Contract expires September 30, 2013.

Off Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see Note 17 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on June 22, 2012. We currently have no plans to engage in hedging activities in the future. For the year ended December 31, 2011 and for the nine months ended September 30, 2012, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the nine months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL SHARES, INC.
(Registrant)

/s/ Scott W. Hamer
Scott W. Hamer
Dated: November 8, 2012
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Eric J. Wedeen
Eric J. Wedeen
Dated: November 8, 2012
Chief Financial Officer
(Principal Financial Officer)