Form 10-K
period 2012-12-31
COMMUNITY FINANCIAL SHARES INC
filed 2013-03-29
CIK 1123735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $9,860,000 based upon the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 28, 2013
Common Stock, no par value per share	6,043,688 shares

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

Regulatory Matters

As previously disclosed, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order with the Federal Deposit Insurance Corporation and the Illinois Department of Financial and Professional Regulation on January 21, 2011, whereby the Bank consented to the issuance of a Consent Order (the “Order”) by the Federal Deposit Insurance Corporation and Illinois Department of Financial and Professional Regulation, without admitting or denying that grounds exist for the Federal Deposit Insurance Corporation and Illinois Department of Financial and Professional Regulation to initiate an administrative proceeding against the Bank.

The Order requires the Bank to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets within 120 days. At December 31, 2012, these capital ratios were 7.73% and 12.62%, respectively.

The Order also required the Bank to take the following actions: ensure that the Bank has competent management in place in all executive officer positions; increase the participation of the Bank’s Board of Directors in the affairs of the Bank and in the approval of sound policies and objectives for the supervision the Bank’s activities; establish a compliance program to monitor the Bank’s compliance with the Order; increase its allowance for loan losses after application of the funds necessary to effect the charge-off of certain adversely classified loans identified in the related Report of Examination of the Federal Deposit Insurance Corporation and Illinois Department of Financial and Professional Regulation (the “ROE”); implement a program for the maintenance of an adequate allowance for loan and lease losses; adopt a written profit plan and a realistic, comprehensive budget for all categories of income and expense for calendar year 2011; charge off from its books and records any loan classified as “loss” in the ROE; adopt a written plan to reduce the Bank’s risk position in each asset in excess of $500,000 which has been classified as “substandard” or “doubtful” in the ROE; cease extending additional credit to any borrower who is already obligated in any manner to the Bank on any extension of credit that has been charged off the books of the Bank or classified as “loss” in the ROE without the prior non-objection of the Federal Deposit Insurance Corporation; not pay any dividends to the Company without prior regulatory approval; implement procedures for managing the Bank’s sensitivity to interest rate risk; provide the Company with a copy of the Order; and submit quarterly progress reports to the Federal Deposit Insurance Corporation and Illinois Department of Financial and Professional Regulation regarding the Bank’s compliance with the Order.

We have been actively working to comply with the requirements of the Order, which will remain in effect until modified or terminated by the Federal Deposit Insurance Corporation and Illinois Department of Financial and Professional Regulation. Among other things, our Board of Directors has continuously reviewed the qualifications of our management and has determined that management has the authority and ability to: (i) comply with the requirements of the Order; (ii) operate the Bank in a safe and sound manner; (iii) comply with applicable laws, rules, and regulations; and (iv) restore all aspects of the Bank to a safe and sound condition, including capital adequacy, asset quality, management effectiveness, earnings, liquidity, and sensitivity to interest rate risk. The Board has also continued its participation in the affairs of the Bank, assuming full responsibility for the approval of sound policies and objectives and for the supervision of all the Bank’s activities. In connection with its continued oversight, the Board meets no less than monthly to, at a minimum, review and approve: (i) reports of income and expenses; (ii) new, overdue, renewal, insider, charged off, and recovered loans; (iii) investment activity; (iv) the adoption or modification of operating policies; (v) individual committee reports; (vi) audit reports; (vii) internal control reviews including management responses; (viii) reconciliation of general ledger accounts; and (ix) compliance with the Order.

We have also submitted a recapitalization plan to the Federal Deposit Insurance Corporation in accordance with the terms of the Order.

On November 13, 2012, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), pursuant to which the Company issued to investors in a private placement offering an aggregate of 4,315,300 shares of common stock at $1.00 per share, 133,411 shares of voting Series C Convertible Noncumulative Perpetual Preferred Stock (the “Series C Preferred Stock”) at $100.00 per share, 56,708 shares of nonvoting Series D Convertible Noncumulative Perpetual Preferred Stock (the “Series D Preferred Stock”) at $100.00 per share and 6,728 shares of nonvoting Series E Convertible Noncumulative Perpetual Preferred Stock (the “Series E Preferred Stock”) at $100.00 per share (the “Investment”). The closing of the Investment occurred on December 21, 2012. The consummation of the Investment permitted us to repay a $1.3 million loan facility with an independent third party bank for $900,000 and to redeem, for $3.7 million, $6.9 million of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) issued to the Treasury, as well as accrued interest and dividends thereon, in connection with the Treasury’s Troubled Asset Relief Program (“TARP”) (such repurchase of Series A Preferred Stock and Series B Preferred Stock, the “TARP Repurchase”) while also contributing $18.5 million in proceeds to the Bank. As a result of this capital infusion, the Bank’s Tier 1 ratio was 7.73% and the Bank’s Risk-based capital ratio was 12.62% as of December 31, 2012.

In accordance with the Order, we also increased our allowance for loan and lease losses to $4,373,821 as of June 30, 2010 and to $6,604,000 as of June 30, 2011. As of December 31, 2012 our allowance for loan and lease losses was $3,032,000 and represented 1.54% of total loans and 38.9% of non-performing loans. Our Board continues to regularly approve and review our allowance for loan and lease losses in compliance with the terms of the Order.

Pursuant to the Order, we have also adopted and implemented a written profit plan and a comprehensive budget for all categories of income and expense, as well as a written plan to reduce our risk position in each asset in excess of $500,000 classified as “substandard” or “doubtful” in our report of examination preceding the Order. We have also charged off all loans classified as “loss” in the report of examination in accordance with the terms of the Order.

Any material failure to comply with the provisions of the Order could result in enforcement actions by the Federal Deposit Insurance Corporation and Illinois Department of Financial and Professional Regulation. In addition, on January 14, 2011, the Company was notified by the FRB that the overall condition of the Company and the Bank was less than satisfactory. As a result, the Company must now obtain prior written approval from the FRB prior to, among other things, making any payments related to any outstanding trust preferred securities. The Company was also required to downstream all remaining funds to the Bank with the exception of the Company’s non-discretionary payments required to be made over the next twelve months. Additionally, the Company was required to comply with (i) the provisions of Section 32 of the Federal Deposit Insurance Act and Section 225.71 of the Rules and Regulations of the Board of Governors of the Federal Reserve System with respect to the appointment of any new Company directors or the hiring or change in position of any Company senior executive officer and (ii) the restrictions on making “golden parachute” payments set forth in Section 18(k) of the Federal Deposit Insurance Act.

The consummation of the Investment, as well as the other actions described above taken by our Board of Directors and management in response to the Order, have increased our regulatory capital levels and improved the overall condition of the Company and the Bank as required by the FRB letter. However, the FRB letter will remain in effect until modified or terminated by the FRB.

Closing of the Investment

Background of the Investment

Like many financial institutions across the United States, our operations have been impacted by recent economic conditions. During 2008 and 2009, the economic crisis that was initially confined to residential real estate and subprime lending evolved into a global economic crisis that negatively impacted not only liquidity and credit quality but also economic indicators such as the labor market, the capital markets and real estate values. As a result of this significant downturn, we have been adversely affected by declines in the residential and commercial real estate market in our market area.

Declining home prices, slowing economic conditions and increasing levels of delinquencies and foreclosures have negatively affected the credit performance of our residential real estate and commercial real estate loans, resulting in an increase in our level of nonperforming assets and loans past due 90 days or more and still accruing interest and charge-offs of problem loans. At the same time, competition among depository institutions in our markets for deposits and quality loans has increased significantly. These market conditions led to increased deficiencies in our loan portfolio and increased market volatility. Our allowance for loan losses was $3.0 million, representing 1.5% of total loans, as of December 31, 2012, compared to an allowance of $8.9 million, or 4.3% of total loans, as of December 31, 2011, $7.7 million, or 3.4% of total loans, at December 31, 2010 and $4.8 million, or 2.0% of total loans, at December 31, 2009. Our nonperforming assets had also increased to $23.1 million, or 7.1% of total assets, at December 31, 2011 from $3.0 million, or 1.0% of total assets, at December 31, 2008.

On July 8, 2010, as a result of the Company’s deteriorating asset quality and its negative impact on the Company’s and Bank’s capital levels, the Company evaluated its strategic alternatives and engaged an investment banking firm to provide placement agent advisory services with respect to a potential capital raise. Following its engagement, the Company’s placement agent began to introduce the Company to various accredited investors. During the fall of 2010 and the winter of 2011, the Company’s placement agent continued to arrange investor meetings and various potential investors engaged in due diligence investigations of the Company. Given the state of the banking industry, particularly in the Midwest, it was determined that a successful capital raise would require that the Company restructure its TARP Preferred Stock and, ultimately, a $1.3 million loan facility with an independent third party bank. Negotiations with the Department of Treasury commenced shortly thereafter.

On January 21, 2011, the Bank consented to the issuance of the Order, which required the Bank to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets within 120 days. At December 31, 2012, these capital ratios were 7.73% and 12.62%, respectively.

In the spring of 2011, as a result of difficulties with the capital raising process and the increased capital requirements set forth in the Order, the Company consulted with its advisors and determined to search for an individual with significant executive experience in the banking industry who could augment the Company’s executive leadership team and assist with its capital raising efforts. As a result, Donald H. Wilson, the Chairman and Chief Executive Officer of Stone Pillar Advisors, Ltd., a financial advisory firm, was contacted and met with members of the Company’s Board and executive management to determine if he would serve in these strategic capacities. Mr. Wilson has more than 25 years of experience in the banking industry, including 12 years in the bank examination and economic research divisions at the Federal Reserve Bank of Chicago, and 15 years in executive management positions at several large Midwest financial institutions and financial services companies. The Board believed that with Mr. Wilson as part of the Company’s future management team, the likelihood of a successful capital raise and enhancement of shareholder value would be maximized. In June 2011, Mr. Wilson agreed to assist the Company with its capital raising efforts and to serve as Chairman of the Company’s Board of Directors following the completion of a private placement offering.

In July 2011, the Company and its placement agent commenced a new round of investor meetings and approached Clinton Group, Inc. (“Clinton Group”) about serving as a potential lead investor in a private placement offering. Clinton Group conducted a due diligence investigation of the Company in November 2011. In January 2012, the Company and Clinton Group executed an initial term sheet regarding the proposed private placement offering and the Company and its placement agent began to seek additional investors to participate in the transaction. Included in the initial term sheet for the private placement was the condition that the Company’s existing shareholders be permitted to participate in a rights offering at $1.00 per share (the same per share price of the common stock, and the common stock equivalent price of the preferred stock, sold to the investors in the Investment).

In March 2012, the Company received sufficient indications of interest from potential investors to commence a private placement offering that would raise at least $24.0 million in capital, subject to the Company’s ability to restructure the TARP Preferred Stock and its indebtedness to a third party bank at acceptable levels. Acceptable financial terms for these restructurings were initially negotiated in April and May. The Company’s legal counsel subsequently began to prepare and to negotiate a definitive securities purchase agreements with legal counsel for the Clinton Group. Following these negotiations, the Company’s legal counsel presented draft definitive agreements to certain institutional investors advised by the same investment advisor (collectively, the “Second Lead Investor”). During this time, the Company also negotiated an agreement with the Department of Treasury to restructure the terms of the TARP Preferred Stock. On June 15, 2012, the Company’s Board of Directors met to review the draft definitive agreements, and was presented with updated draft agreements on July 18, 2012. Negotiation of the draft agreements with the investors continued through September 2012. During this time, the draft Investment agreements were also reviewed by the Company’s federal regulator. In October 2012, the draft negotiated agreements were distributed to more than 60 other accredited investors including institutional investors, members of the Company’s Board of Directors and executive management team, Mr. Wilson, and several employees of Company’s placement agent and other accredited investors. On November 13, 2012, the Company’s Board of Directors met to review the updated negotiated Investment agreements and approved and authorized their execution. The separate securities purchase agreement negotiated with the Department of Treasury memorializing the restructured terms of the TARP Preferred Stock was also approved by the Board and entered into on November 13, 2012.

On November 13, 2012, the Company entered into the Securities Purchase Agreement, pursuant to which the Company issued to investors in a private placement offering an aggregate of 4,315,300 shares of common stock at $1.00 per share, 133,411 shares of Series C Preferred Stock at $100.00 per share, 56,708 shares of Series D Preferred Stock at $100.00 per share and 6,728 shares of Series E Preferred Stock at $100.00 per share in the Investment. The closing of the Investment occurred on December 21, 2012.

To complete the transactions contemplated by the Securities Purchase Agreement, on December 12, 2012, the Board of Directors obtained the consent of holders of a majority of the Company’s outstanding shares of common stock to approve amendments to the Company’s Certificate of Incorporation to: (i) increase the number of shares of common stock the Company is authorized to issue, and (ii) to permit the shares of voting preferred stock issued in the Investment to vote together with the shares of common stock on an as converted basis.

Impact of the Investment

In accordance with the terms of the Securities Purchase Agreement, the Company used a portion of the proceeds raised in the Investment to repay a $1.3 million loan facility with an independent third party bank for $900,000 and, pursuant to an agreement between the Treasury and the Company, the Company redeemed, for $3.7 million, the $6.9 million in Series A Preferred Stock and Series B Preferred Stock issued to the Treasury, as well as accrued interest and dividends thereon, in connection with the Treasury’s Troubled Asset Relief Program. Following the TARP Repurchase, the Series A Preferred Stock and Series B Preferred Stock are no longer outstanding, and accordingly the Company no longer expects to be subject to the restrictions imposed upon us by the terms of our Series A Preferred Stock, Series B Preferred Stock, or certain regulatory provisions of the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009 that are imposed on TARP recipients. Additionally, at December 31, 2012, the Bank’s Tier 1 capital to total assets ratio increased to 7.73% and its ratio of total capital to risk-weighted assets increased to 12.62%.

As a result of the Investment, the investors that participated in the Investment collectively own approximately 73.0% of the Company’s outstanding voting securities. Pursuant to the terms of the Securities Purchase Agreement, we agreed to conduct a rights offering to holders of our common stock as of December 20, 2012 (the “Pre-Investment Shareholders”) to provide the Pre-Investment Shareholders with the opportunity to purchase up to 3.0 million shares of our common at a purchase price per share equal to the conversion price of the Series C Preferred Stock (currently $1.00 which is the same price per share of common stock offered to investors in the Investment). We may also enter into investor agreements with certain institutional investors and high net worth individuals, pursuant to which such investors will agree to purchase, in a concurrent private offering to be closed after conclusion of the rights offering, either a minimum number of common shares, or a certain number of the remaining common shares that are not purchased through the exercise of rights, or both. The Securities Purchase Agreement provides that, to the extent the rights offering dilutes their voting or economic ownership interests, four of the Selling Shareholders will have the option of purchasing additional shares of Series C Preferred Stock, Series D Preferred Stock or Series E Preferred Stock following the rights offering to permit them to maintain both the voting and economic ownership interest in the Company that those Selling Shareholders had immediately after the closing of the Investment. Assuming that 3.0 million shares of common stock are sold in the rights offering and concurrent private offering to be closed after the conclusion of the rights offering, these four Selling Shareholders would have the ability to purchase up to a maximum of approximately $2.4 million worth of additional shares of Series C Preferred Stock, Series D Preferred Stock or Series E Preferred Stock following the rights offering an concurrent private offering to be closed after the conclusion of the rights offering. On March 28, 2013, the Company sold 483,121 shares of common stock at $1.00 per share in the rights offering.

Effective as of the closing of the Investment, Donald H. Wilson, Christopher M. Hurst, Daniel Strauss and Philip Timyan were appointed as advisory directors of the Company and the Bank pending the Company’s and the Bank’s receipt of all regulatory approvals required to appoint such individuals as directors of the Company and the Bank. Upon receipt of such regulatory approvals, in accordance with the terms of the Securities Purchase Agreement, Mr. Wilson will become the Chairman of the Board of Directors of the Company and the Bank and Mr. Hurst, Mr. Strauss and Mr. Timyan will become full voting members of the Board of Directors of the Company and the Bank. The Company received the necessary regulatory approvals needed to appoint Mr. Strauss as a director on March 25, 2013, and Mr. Strauss was appointed as a full voting member of the Board of Directors effective as of that date. On January 8, 2013, Donald H. Fischer retired as Chairman of the Board of Directors. In addition, on February 21, 2013, William F. Behrmann, H. David Clayton, Joseph S. Morrissey and Robert F. Haeger each retired as directors of the Company and the Bank so that the size of the Company’s and the Bank’s Board of Directors can be fixed at nine members in accordance with the terms of the Securities Purchase Agreement. As further described above, the Board has continuously reviewed the Bank’s operations and the qualifications of management. No other changes to the Company’s or the Bank’s management or operations are currently contemplated.

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

The Company’s loan portfolio by major category as of December 31 for each of the past five years is shown below.

	2012	2011	2010	2009	2008
			(In thousands)
Real estate
Commercial	$96,588	$94,513	$94,356	$99,416	$84,103
Construction	3,615	4,361	15,435	21,341	31,243
Residential	20,875	21,054	25,964	25,424	18,790
Home Equity	50,444	59,176	66,243	63,758	59,727

Total real estate	171,522	179,104	201,998	209,939	193,863
Commercial	24,388	26,203	25,572	25,907	27,175
Consumer	1,313	1,392	1,399	1,662	1,762

Total loans	197,223	206,699	228,969	237,508	222,800
Deferred loan costs, net	200	265	317	276	115
Allowance for loan losses	(3,032)	(8,854)	(7,679)	(4,812)	(3,300)

Loans, net	$194,391	$198,110	$221,607	$232,972	$219,615

Loan Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of total loans outstanding as of December 31, 2012 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

	Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$17,927	$5,613	$848	$24,388
Real Estate	31,040	98,114	42,368	171,522
Consumer	286	1,027	—	1,313

Totals	$49,253	$104,754	$43,216	$197,223

Below is a schedule of loan amounts maturing or re-pricing, classified according to sensitivity to changes in interest rates, as of December 31, 2012.

	Interest Sensitivity
	Fixed Rate	Variable Rate	Total
	(Dollars in thousands)
Due within three months	$4,250	$2,480	$6,730
Due after three months but within one year	19,893	15,624	35,517
Due after one but within five years	83,874	21,861	105,735
Due after five years	17,568	31,673	49,241

Total	$125,585	$71,638	$197,223

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

In addition to loans originated for the secondary market, the Bank has portfolio loans secured by one-to-four family residential real estate that totaled approximately $20.9 million, or 10.6% of the Bank’s total loan portfolio, as of December 31, 2012.

Commercial Real Estate Lending. Loans secured by commercial real estate totaled approximately $96.6 million, or 49.0% of the Bank’s total loan portfolio, at December 31, 2012. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the property. Such appraised value is generally determined by independent appraisers previously approved by the Board of Directors of the Bank.

The Bank’s commercial real estate loans are permanent portfolio loans secured by improved property such as office buildings, retail stores, warehouses, churches, and other non-residential buildings. Of the commercial real estate loans outstanding at December 31, 2012, most are secured by properties located within 10 miles of the Bank’s offices in Wheaton and Glen Ellyn and were made to local customers of the Bank. In addition, borrowers generally must personally guarantee loans secured by commercial real estate. Commercial real estate loans generally have a 10 to 25 year amortization period and are made at rates based upon competitive local market rates, specific loan risk, and structure usage and type. Such loans generally have a five-year maturity.

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

At December 31, 2012, the Bank had $3.6 million in construction loans outstanding, which represented 1.8% of the Bank’s loan portfolio at such date. The Bank presently charges both fixed and variable interest rates on construction and end loans. Loans, with proper credit, may be made for up to 80% of the anticipated value of the property upon completion. Funds are usually disbursed based upon percentage of completion generally verified by an on-site inspection by Bank personnel and generally through a local title company construction escrow account.

Consumer Lending. As a community-oriented lender, the Bank offers consumer loans for any worthwhile purpose. Although the Bank offers signature unsecured loans, consumer loans are generally secured by automobiles, boats, mobile homes, stocks, bonds, and other personal property. Consumer loans totaled $1.3 million, or 0.7% of the Bank’s total loan portfolio, at December 31, 2012. Consumer loans generally have higher yields than residential mortgage loans since they involve a higher credit risk and smaller volumes with which to cover basic costs.

Home Equity Lending. Home equity loans are generally made not to exceed 80% of the first and second combined mortgage loan to value. These loans generally made for ten-year terms and are generally revolving credit lines with minimum payment structures of interest only. The interest rate on these lines of credit adjusts at a rate based on the prime rate of interest. Additionally, the Bank offers five-year amortizing fixed rate home equity balloon loans for those who desire to limit interest rate risk. At December 31, 2012, the outstanding home equity loan balance was $50.4 million, or 25.5% of the Bank’s total loan portfolio.

Commercial Lending. The Bank actively engages in general commercial lending within its market area. These loans are primarily revolving working capital lines, inventory loans, and equipment loans. The commercial loans are generally based on serving the needs of small businesses in the Bank’s market area while limiting the Bank’s business risks to reasonable lending standards. Commercial loans are made with both fixed and adjustable rates and are generally secured by equipment, accounts receivable, inventory, and other assets of the business. Personal guarantees generally support these credit facilities. The Bank also provides commercial and standby letters of credit to assist small businesses in their financing of special purchasing or bonding needs. Standby letters of credit outstanding at December 31, 2012 totaled $228,000. Commercial loans totaled approximately $24.4 million, or 12.3% of the Bank’s total loan portfolio, at December 31, 2012.

Loan Concentration

At December 31, 2012, the Company did not have any concentration of loans exceeding 10% of total loans which are otherwise not disclosed. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

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

The allowance for loan losses was $3.0 million, representing 1.5% of total loans, as of December 31, 2012, compared to an allowance of $8.9 million, or 4.3% of total loans, at December 31, 2011 and $7.7 million, or 3.4% of total loans, at December 31, 2010. The decrease in the provision was the result of management’s quarterly analysis of the allowance for loan losses. The allowance decreased primarily due to specific reserves of $6.0 million established in prior periods on loans which were charged off during the year ended December 31, 2012. In addition, the general portion of the allowance for loan losses totaled $2.4 million, or 1.25% of totals loans evaluated, as of December 31, 2012 compared to $2.6 million, 1.38% for the prior year period. Total nonperforming assets decreased $6.3 million to $16.8 million at December 31, 2012 from $23.1 million at December 31, 2011 and total nonperforming loans as a percentage of total loans totaled 3.94% at December 31, 2012 compared to 6.68% at December 31, 2011. Management believes that, based on information available at December 31, 2012, the Bank’s allowance for loan losses was adequate to cover probable incurred losses inherent in its loan portfolio at that time. However, no assurances can be given that the Bank’s level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic or other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance. In addition, the FDIC and IDFPR, as an integral part of their examination processes, periodically review the Bank’s allowance for loan losses and may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management. Any material increase in the allowance for loan losses may adversely affect our financial condition, results of operations and our ability to comply with the Order.

The following table details the component changes in the Company’s allowance for loan losses for each of the past five years:

	Amount as of December 31, (Dollars in thousands)
	2012	2011	2010	2009	2008
Net Total Loans at Year-end	$194,391	$198,110	$221,607	$232,972	$219,615
Average daily balances for loans for the year	200,713	218,259	232,467	228,676	225,245
Allowance for loan losses at beginning of period	$8,854	$7,679	$4,812	$3,300	$1,970
Loan charge-offs during the period
Commercial	(295)	(109)	(1,281)	(5)	(771)
Commercial real estate	(3,611)	(396)	(3,647)	(774)	—
Construction	(1,740)	(2,812)	—	—	—
Residential	(1,067)	(872)	(141)	(36)	—
Real Estate	—	—	—	—	(125)
Home equity line of credit	(638)	(813)	(428)	—	—
Consumer	(12)	(8)	(15)	(22)	(9)

Total Charge-offs	(7,363)	(5,010)	(5,512)	(837)	(905)
Loan recoveries during the period
Commercial	18	2	22	4	20
Commercial real estate	16	—	—	—	—
Residential	33	—	—	—	—
Home equity line of credit	7	3	—	—	—
Consumer	—	9	17	1	—

Total recoveries	74	14	39	5	20

Net charge-offs	(7,289)	(4,996)	(5,473)	(832)	(885)
Provision charged to expense	1,467	6,171	8,340	2,344	2,215

Allowance for loan losses at end of period	$3,032	$8,854	$7,679	$4,812	$3,300

Ratio of net charge-offs during the period to average loans outstanding	(3.63%)	(2.29%)	(2.35%)	(0.36%)	(0.39%)
Allowance for loan losses to loans outstanding at year-end	1.54%	4.28%	3.35%	2.03%	1.48%

Allocation of the Allowance for Loan Losses

Presented below is an analysis of the composition of the allowance for loan losses and percent of loans in each category to total loans as of the dates indicated:

	2012		2011		2010
			(Dollars in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent
Balance at December 31:
Commercial and industrial (1)	$674	22.2%	$2,463	27.8%	$791	10.2%
Real estate mortgage (2)	1,386	45.7	4,171	47.1	5,075	56.5
HELOC	646	21.3	1,398	15.8	838	12.3
Residential	305	10.1	803	9.1	661	8.0
Individuals’ loans for household and other personal expenditures, including other loans	21	0.7	19	0.2	19	0.3
Unallocated	—	—	—	—	295	12.7

Totals	$3,032	100.0%	$8,854	100.0%	$7,679	100.0%

(1)	Category also includes lease financing, loans to financial institutions, tax-exempt loans, agricultural production financing and other loans to farmers and construction real estate loans.
(2)	Category includes commercial and farmland.

One measurement used by management in assessing the risk inherent in the loan portfolio is the level of nonperforming loans. Nonperforming loans are comprised of non-accrual loans and other loans 90 days or more past due. Nonperforming loans and other assets were as follows at the dates indicated.

	At December 31, (Dollars in thousands)
	2012	2011	2010	2009	2008
Non-accrual loans	$2,758	$7,220	$11,595	$14,555	$2,725
Non-accrual restructured loans	4,667	6,579	8,699	—	—
Other loans 90 days past due	342	—	—	480	32

Total nonperforming loans	7,767	13,799	20,294	15,035	2,757
Other real estate owned	9,012	9,265	3,008	2,396	198

Total nonperforming assets	$16,779	$23,064	$23,302	$17,431	$2,955

Accruing restructured loans	$1,294	$2,295	$6,090	$12,358	—
Nonperforming loans to total loans	3.94%	6.68%	8.86%	6.33%	1.24%
Allowance for loan losses
To nonperforming loans	38.9%	64.16%	37.84%	32.00%	119.70%
Total nonperforming assets
To total stockholders’ equity	75.1%	318.1%	131.2%	69.92%	17.79%
Total nonperforming assets
To total assets	4.72%	7.01%	6.71%	5.11%	1.01%

At December 31, 2012, nonperforming assets consisted of $7.4 million of nonaccrual loans and other real estate owned of $9.0 million. The largest component of nonperforming loans was commercial real estate loans, which represented $3.1 million, or 40.5%, of total nonperforming loans at December 31, 2012. At December 31, 2012, residential mortgage loans totaled $2.6 million, or 33.5%, of total nonperforming loans and home equity lines of credit totaled $1.7 million, or 21.9%, of total nonperforming loans. The ratio of the allowance for loan losses to nonperforming loans was 39.0% as of December 31, 2012 as compared to 64.2% as of December 31, 2011.

The Bank would have recorded interest income of $432,000 for the year ended December 31, 2012 had non-accrual loans and troubled debt restructurings been current in accordance with their original terms.

Other real estate owned (“OREO”) decreased $253,000 to $9.0 million at December 31, 2012 from $9.3 million at December 31, 2011. At December 31, 2012, OREO consisted of 21 properties that were acquired through foreclosure or deed in lieu of foreclosure. Included in the total are 13 residential properties, six commercial real estate properties and two parcels of land.

The provision for loan losses for the year ended December 31, 2012 totaled $1.5 million, which represents a $4.7 million decrease from the provision for loan losses for the year ended December 31, 2011. This decrease in the provision is the result of management’s quarterly analysis of the allowance for loan losses. Levels of nonperforming loans are considered manageable at year end 2012. Total nonperforming loans as a percentage of total loans totaled 3.94% at December 31, 2012 compared to 6.68% at December 31, 2011. Based on its analysis of the loan portfolio risks discussed above, including historical loss experience and levels of nonperforming loans, management believes that the allowance for loan losses is adequate at December 31, 2012 to cover any probable incurred.

Net charge-offs for the years ended December 31, 2012 and 2011 totaled $7.3 million and $5.0 million, respectively. The charge-offs during 2012 and 2011 were primarily the result of recent recessionary economic conditions and the weakened economic environment’s impact upon smaller businesses within the Company’s primary market area. In 2005 management formed a credit quality committee that was charged with monitoring problem credits and directing their resolution. The committee has been successful in identifying existing problem credits and meets on a monthly basis to monitor troubled credits. The Company’s management believes that as of December 31, 2012 any past problems which resulted from weaknesses in processes have been identified and addressed.

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

The Company’s securities portfolio can be divided into five categories, as shown below. The securities portfolio is managed to provide liquidity and earnings in various interest rate cycles. The carrying value of these securities at December 31, 2012, 2011 and 2010 is detailed below.

	2012	2011	2010
U.S. Government Agencies	$21,430	$9,041	$11,801
Mortgage-backed Securities	22,975	21,665	18,198
States and Political Subdivisions	2,909	12,926	12,868
Agency Preferred Stock	37	25	11
SBA Guaranteed Pool	237	274	297

Total Investment Securities	$47,588	$43,931	$43,175

The following table shows the weighted average yield for each security group by term to final maturity as of December 31, 2012.

Security Type	Less than 1 year	Yield	1 to 5 years	Yield	5 to 10 years	Yield	Over 10 years	Yield
U.S. Government Agencies	$4,010	1.69%	$7,467	2.05%	$2,011	2.29%	$7,942	2.78%
Mortgage-Backed Securities	6,261	1.89%	9,084	1.93%	6,878	2.17%	752	2.31%
States and Political Subdivisions(1)	307	4.46%	1,080	4.31%	666	5.03%	856	4.22%
Agency Preferred Stock SBA Guaranteed Pool	— 23	— 2.49%	— 101	— 2.49%	— 104	— 2.52%	37 9	0.00 2.47	% %

Total Investment Securities	$10,601	1.89%	$17,732	2.13%	$9,659	2.39%	$9,596	2.86%

[1]	Fully taxable equivalent

At December 31, 2012, the Company did not own any security of any one issuer where the aggregate carrying value of such securities exceeded 10 percent of the Company’s stockholders’ equity, except for certain debt securities of the U.S. Government agencies and corporations.

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

At December 31, 2012, the Bank’s deposits totaled $317.2 million, or 95.3% of interest-bearing liabilities. This represents a decrease from December 31, 2011 when the Bank’s deposits of $301.1 million represented 93.6% of interest-bearing liabilities. For the year ended December 31, 2012, the average balance of core deposits (savings, NOW, money market and non-interest bearing accounts) totaled $215.3 million, or 69.6% of total average deposits, compared to $196.9 million, or 66.5% of total average deposits, for the year ended December 31, 2011. Although the Bank has a significant portion of its deposits in core deposits, management monitors activity on the Bank’s core deposits and, based on historical experience and the Bank’s current pricing strategy, believes that the Bank will continue to retain a large portion of such accounts.

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

	At December 31, 2012		At December 31, 2011
	(Dollars in thousands)
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Noninterest-bearing accounts	$38,813	—%	$36,324	—%
NOW accounts	76,198	0.33%	75,524	0.38%
Regular savings accounts	65,066	0.36%	55,026	0.40%
Money market accounts	43,380	0.57%	41,907	0.67%
Certificates of deposit	93,747	1.12%	92,320	1.31%

Total deposits	$317,204	0.57%	$301,101	0.66%

The following table shows the maturity schedule for the Company’s time deposits of $100,000 or more as of December 31, 2012 and December 31, 2011.

	2012	2011
	(In thousands)
Three months or less	$7,480	$10,161
Three months through six months	5,806	5,093
Six months through twelve months	10,347	11,659
Over twelve months	15,573	11,288

	$39,206	$38,201

Personnel

As of December 31, 2012, the Company and its subsidiaries had a total of 85 full-time employees and 17 part-time employees. This compares to 75 full-time and 17 part-time employees as of December 31, 2011. None of these employees are subject to a collective bargaining agreement. We believe our relationship with our employees is good.

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

Capital Requirements

The Federal Reserve Board and the FDIC have established guidelines for risk-based capital of bank holding companies and banks. These guidelines establish a risk adjusted ratio relating total capital to risk-weighted assets and off-balance-sheet exposures. These capital guidelines primarily define the components of capital, categorize assets into different risk classes, and include certain off-balance-sheet items in the calculation of capital requirements. Generally, Tier 1 capital consists of shareholders’ equity less intangible assets and unrealized gain or loss on securities available for sale, and Tier 2 capital consists of Tier 1 capital plus qualifying loan loss reserves. The agencies also apply leverage requirements which establish a required ratio of Tier 1 capital to total adjusted assets. On January 21, 2011, the Bank entered into a Stipulation and Consent Order with the Federal Deposit Insurance Corporation and the Illinois Department of Financial and Professional Regulation. The Order requires the Bank to achieve Tier 1 capital at least equal to 8.0% of total assets and total capital at least equal to 12.0% of risk-weighted assets within 120 days of the order. As of December 31, 2012 these ratios totaled 7.7% and 12.6%, respectively.

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

The current risk-based capital guidelines that apply to the Bank are based on the 1988 capital accord of the International Basel Committee on Banking Supervision (“Basel Committee”), a committee of central banks and bank supervisors, as implemented by the Federal Reserve Board. In 2004, the Basel Committee published a new capital accord, which is referred to as “Basel II,” to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk: an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines, which became effective in 2008 for large international banks (total assets of $250 billion or more or consolidated foreign exposure of $10 billion or more). Other U.S. banking organizations can elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they are not required to apply them. Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity, which is referred to as “Basel III.” Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States. Basel III will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The implementation of the Basel III final framework was originally scheduled to commence on January 1, 2013 but has been delayed by federal regulators. Upon implementation, banking institutions will be required to meet the following minimum capital ratios: (i) 3.5% Common Equity Tier 1 (generally consisting of common shares and retained earnings) to risk-weighted assets; (ii) 4.5% Tier 1 capital to risk-weighted assets; and (iii) 8.0% Total capital to risk-weighted assets.

When fully phased-in on January 1, 2019, and if implemented by the U.S. banking agencies, Basel III will require banks to maintain:

•	a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer”;

•	a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer;

•	a minimum ratio of Total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer; and

•	a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures.

Basel III also includes the following significant provisions:

•	An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice;

•	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone;

•	Deduction from common equity of deferred tax assets that depend on future profitability to be realized; and

•

For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement that the instrument must be written off or converted to common equity if a triggering event occurs, either pursuant to applicable law or at the direction of the banking regulator. A triggering event is an event that would cause the banking organization to become nonviable without the write off or conversion, or without an injection of capital from the public sector.

Since the Basel III framework is not self-executing, the rules and standards promulgated under Basel III require that the U.S. federal banking regulators adopt them prior to becoming effective in the U.S. Although U.S. federal banking regulators have expressed support for Basel III, the timing and scope of its implementation, as well as any potential modifications or adjustments that may result during the implementation process, are not yet known.

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

Our allowance for loan losses was $3.0 million, representing 1.5% of total loans, as of December 31, 2012, compared to an allowance of $8.9 million, or 4.3% of total loans, as of December 31, 2011, $7.7 million, or 3.4% of total loans, at December 31, 2010 and $4.8 million, or 2.0% of total loans, at December 31, 2009. Our nonperforming assets have also increased to $23.1 million, or 7.1% of total assets, at December 31, 2011 from $3.0 million, or 1.0% of total assets, at December 31, 2008. The increase in nonperforming assets was primarily due to the weakened economy and the softening real estate market and the impact of such on our borrowers and the properties securing our loans. If the economy and/or the real estate market remains unchanged or further weakens, we may be required to add further provisions to our allowance for loan losses as nonperforming assets could continue to increase or the value of the collateral securing loans may be insufficient to cover any remaining net loan balance, which could have a negative effect on our results of operations.

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

We are required to comply with the terms of a consent order issued by the Federal Deposit Insurance Corporation and the Illinois Department of Financial and Professional Regulation and lack of compliance could result in monetary penalties and/or additional regulatory actions.

We have entered into the Order with the Federal Deposit Insurance Corporation and Illinois Department of Financial and Professional Regulation, without admitting or denying that grounds exist for the Federal Deposit Insurance Corporation and Illinois Department of Financial and Professional Regulation to initiate an administrative proceeding against the Bank. The Order is a formal corrective action pursuant to which we have agreed to address specific areas through the adoption and implementation of procedures, plans and policies designed to enhance the safety and soundness of the Bank. These affirmative actions include, but are not limited to, increased Board participation and the implementation of plans to address capital, sensitivity to interest rate risk, charge-offs and the disposition of assets.

The Order specifies certain timeframes for meeting these requirements, and we must furnish periodic progress reports to the Federal Deposit Insurance Corporation and Illinois Department of Financial and Professional Regulation regarding our compliance with the provisions of the Order. Specifically, the Order requires the Bank to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets within 120 days. At December 31, 2012, these capital ratios were 7.73% and 12.62%, respectively.

Although the Investment provided us with additional capital, the Order will remain in effect until modified or terminated by the Federal Deposit Insurance Corporation and Illinois Department of Financial and Professional Regulation. If we fail to comply with the Order, the Federal Deposit Insurance Corporation and/or Illinois Department of Financial and Professional Regulation may pursue the assessment of civil money penalties against us and our officers and directors and may seek to enforce the terms of the Order through court proceedings.

The Company’s ability to utilize capital distributions from the Bank is subject to regulatory limits and other restrictions.

A source of the Company’s income from which we could service our debt and pay our obligations is the receipt of dividends from the Bank. Pursuant to the Order, the Bank is required to obtain prior regulatory approval of the FDIC and IDFPR before making dividend payments to the Company. In the event that the Bank is unable to obtain regulatory approval to pay dividends to us, we may not be able to service our debt or pay our obligations. The inability to receive dividends from the Bank may adversely affect our business, financial condition, results of operations, and prospects.

Our ability to fully utilize our net deferred tax assets in future periods could be impaired, which will negatively impact our financial condition and results of operations.

At December 31, 2012, our net deferred tax assets totaled zero as compared to zero as of December 31, 2011. During the year ended December 31, 2011, our management determined that realization of a portion of our net deferred tax assets was more likely than not to occur. As a result, we incurred a non-cash income tax expense of $7.1 million related to a valuation allowance on deferred tax assets in 2011. If we are unable to continue to generate, or demonstrate that we can continue to generate, sufficient taxable income in the near future, then we may not be able to fully realize the benefits of our deferred tax assets and may be required to recognize an additional valuation allowance if it is more likely than not that some portion of our deferred tax assets will not be realized. In each future accounting period, our management will consider both positive and negative evidence when considering our ability to utilize our net deferred tax assets. Any subsequent reduction in the valuation allowance would lower the amount of income tax expense recognized in our consolidated statements of operations in future periods and would negatively impact our financial condition and results of operations.

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

Short-term market interest rates (which we use as a guide to price our deposits) have until recently risen from historically low levels, while longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin. For the years ended December 31, 2012 and 2011 our net interest margin was 3.43% and 3.64%, respectively. If short-term interest rates rise, and if rates on our deposits re-price upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. During 2008, however, the U.S. Federal Reserve decreased its target for the federal funds rate to a range of zero to 0.25%. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income. For further discussion of how changes in interest rates could impact us, see “Interest Rate Risk” under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Our emphasis on commercial and construction lending may expose us to increased lending risks.

At December 31, 2012, our loan portfolio included $96.6 million, or 49.0% of commercial real estate loans, $3.6 million, or 1.8% of construction loans and $24.4 million, or 12.4% of commercial loans. We intend to continue to increase our emphasis on the origination of commercial type lending. However, this type of loan generally exposes a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

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

The banking business in the Chicago metropolitan area, in general, is extremely competitive. Several of our competitors are larger and have greater resources than we do and have been in existence a longer period of time. We must overcome historical bank-customer relationships to attract customers away from our competition. We compete with the following types of institutions: other commercial banks, savings banks, thrifts, credit unions, consumer finance companies, securities brokerage firms, mortgage brokers, insurance companies, mutual funds and trust companies. Some of our competitors are not regulated as extensively as we are and, therefore, may have greater flexibility in competing for business. Some of these competitors are subject to similar regulation but have the advantage of larger established customer bases, higher lending limits, extensive branch networks, numerous automated teller machines, greater advertising-marketing budgets or other factors.

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

Current and future legislation and the policies established by federal and state regulatory authorities will affect our operations. We are subject to supervision and periodic examination by the Federal Deposit Insurance Corporation as well as the Illinois Department of Financial and Professional Regulation (the “IDFPR”). Our principal subsidiary, Community Bank-Wheaton/ Glen Ellyn, as a state chartered commercial bank, is also subject to regulation and examination by the FDIC and the IDFPR. Banking regulations are designed primarily for the protection of depositors rather than stockholders, and they may limit our growth and the return to you as an investor by restricting its activities, such as: the payment of dividends to stockholders; possible transactions with or acquisitions by other institutions; desired investments; loans and interest rates; interest rates paid on deposits; the possible expansion of branch offices; and the ability to provide securities or trust services.

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

Although our common stock trades on the OTCQB, it is not traded as regularly as the common stock of larger bank holding companies listed on other stock exchanges, such as the New York Stock Exchange, the Nasdaq Stock Market or the American Stock Exchange. We cannot predict the extent to which investor interest in us will lead to a more active trading market in our common stock or how liquid that market might become. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of our common stock at any given time, which presence is dependent upon the individual decisions of investors, over which we have no control.

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

We may become liable for liquidated damages to certain shareholders if we fail to register the resale of their shares, or maintain the effectiveness of the registration statement filed by us, with the Securities and Exchange Commission.

Pursuant to the terms of a Registration Rights Agreement, dated as of November 13, 2012, we are required to file and maintain the effectiveness of a resale registration statement with the Securities and Exchange Commission with respect to the aggregate amount of shares of common stock issuable upon the conversion of the Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock (subject to certain limitations set forth in the Registration Rights Agreement). A resale registration statement must be filed within 30 days after each closing of the Investment and must be declared effective (i) within 90 days of each closing of the Investment in the event the Securities and Exchange Commission does not review the registration statement or (ii) within 120 days of each closing of the Investment in the event the Securities and Exchange Commission reviews the registration statement. Failure to meet these deadlines, as well as certain other events, may result in our being obligated to pay holders of registrable securities liquidated damages on each event date and each monthly anniversary of such event until the applicable event is cured. The liquidated damages would equal 1.5% of the aggregate purchase price paid by the holder pursuant to the Securities Purchase Agreement for any registrable securities held by such holder on the event date.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth information related to the offices from which the Company conducts its business at December 31, 2012. These properties are suitable and adequate for the Company’s business needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 28, 2013, the Company’s stock was held by approximately 452 shareholders of record. The Company’s stock is quoted on the OTCQB under the symbol “CFIS”. The following table sets forth quarterly high and low sales information reported on the OTCQB for the Company’s common stock for the years ended December 31, 2012 and 2011. These quotes reflect inter-dealer prices without mark-ups, mark-downs or commissions and may not necessarily reflect actual transactions. As of March 28, 2013, there were 6,043,688 shares of common stock issued and outstanding.

Common Stock Price and Dividend History

	High	Low	Dividend (per share)
2012
First Quarter	$2.25	$2.00	$0.00
Second Quarter	2.20	2.00	0.00
Third Quarter	2.20	1.25	0.00
Fourth Quarter	1.25	0.80	0.00
2011
First Quarter	$6.60	$2.50	$0.00
Second Quarter	5.00	3.50	0.00
Third Quarter	4.45	2.20	0.00
Fourth Quarter	2.40	2.00	0.00

Historically, it has been a policy of the Company to pay only small to moderate dividends so as to retain earnings to support growth. However, on October 15, 2008 the board of directors voted to suspend the payment of the quarterly cash dividend on the Company’s common stock in an effort to conserve capital. As a result there were no dividends paid on the common stock of the Company in 2012 or 2011.

On January 14, 2011, the Company was notified by the FRB that the overall condition of the Company and the Bank is less than satisfactory. As a result, the Company must now obtain prior written approval from the FRB prior to, among other things, the payment of any capital distribution.

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

Accounting Matters

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. The amendments in this ASU make technical corrections, clarifications, and limited-scope improvements to various topics throughout the Accounting Standards Codification. These amendments are presented in two sections: Technical Corrections and Improvements and Conforming Amendments Related to Fair Value Measurements. The amendments in this ASU that will not have transition guidance will be effective upon issuance for both public and nonpublic entities. For public entities, the amendments that are subject to the transition guidance are effective for fiscal periods beginning after December 15, 2012. The Company adopted this ASU effective December 31, 2012 with no material effect on its financial condition or results of operations.

In October 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections. This ASU amends various SEC paragraphs pursuant to Staff Accounting Bulletin (SAB) 114, SEC Release No. 33-9250, and ASU 2010-22, which amend or rescind portions of certain SAB Topics. These amendments are presented in two sections: Amendments to the FASB Accounting Standards Codification and Amendments to the XBRL Taxonomy. The Company adopted this ASU with no material effect on its financial condition or results of operations.

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments in this ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company adopted this ASU by the date required with no material effect on its financial condition or results of operations.

In December 2011, FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The objective of this Update is to provide enhanced disclosures that will enable users of financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. The ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods with retrospective disclosure for all comparative periods presented. This ASU impacts disclosures only and it will have no impact on the Company’s financial condition or results of operations.

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

	2012			2011			2010
(Dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Interest-earning assets:
Taxable securities	$40,222	$935	2.32%	$35,571	$989	2.78%	$29,504	$1,034	3.50%
Tax-exempt securities	7,863	351	4.46%	10,010	437	4.36%	12,148	529	4.35%
Loans	200,713	10,958	5.46%	218,237	11,731	5.38%	232,467	12,137	5.22%
Interest-bearing deposits	47,728	143	0.30%	26,840	116	0.43%	24,469	100	0.41%
FHLB stock	2,688	8	0.30%	5,398	5	0.10%	5,398	—	0.00%

Total interest-earning assets	299,214	12,395	4.14%	296,056	13,278	4.48%	303,986	13,800	4.54%

Total non-interest-earning assets	32,760			32,527			33,753

Total assets	$331,974			$328,583			$337,739

Interest-bearing liabilities:
Deposits
NOW	$74,543	243	0.33%	$73,545	277	0.38%	$76,068	443	0.58%
Savings	60,233	215	0.36%	53,241	212	0.40%	43,700	224	0.51%
Money market	43,744	248	0.57%	36,879	248	0.67%	36,080	233	0.65%
Time	93,992	1,048	1.12%	99,357	1,304	1.31%	111,600	1,965	1.76%
FHLB advances and other	13,553	306	2.26%	14,332	399	2.79%	14,648	468	3.19%
Subordinated debentures	3,609	77	2.11%	3,609	71	1.96%	3,609	72	1.98%

Total interest-bearing Liabilities	289,674	2,137	0.74%	280,963	2,511	0.89%	285,705	3,405	1.19%

Non-interest-bearing liabilities:	33,377			30,579			30,171
Stockholders’ equity	8,923			17,041			21,863

Total liabilities and stockholders’ equity	$331,974			$328,583			$337,739

Net interest income		$10,258			$10,767			$10,395

Net interest spread			3.40%			3.59%			3.35%
Net interest income to average interest-earning assets			3.43%			3.64%			3.42%

Rate/Volume Analysis. The following table allocates changes in interest income and interest expense in 2012 compared to 2011 and in 2011 compared to 2010 between amounts attributable to changes in rate and changes in volume for the various categories of interest-earning assets and interest-bearing liabilities. The changes in interest income and interest expense due to both volume and rate have been allocated proportionally.

	2012 Compared to 2011			2011 Compared to 2010
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
(Dollars in thousands)	Rate	Volume	Change	Rate	Volume	Change
Interest Earning Assets:
Taxable securities	$(175)	$120	$(55)	$(236)	$191	$(45)
Tax exempt securities	10	(96)	(86)	1	(93)	(92)
Loans receivable	182	(954)	(772)	352	(758)	(406)
FHLB stock and other	(28)	58	30	13	8	21

Total interest-earning assets	(11)	(872)	(883)	130	(652)	(522)
Interest-bearing liabilities
Deposits	(357)	71	(286)	(777)	(47)	(824)
FHLB advances and other borrowed funds	(73)	(21)	(94)	(59)	(10)	(69)
Subordinated debentures	6	—	6	(1)	—	(1)

Total int.-bearing liabilities	(424)	50	(374)	(837)	(57)	(894)

Change in net interest income	$413	$(922)	$509	$967	$(595)	$372

Comparison of Financial Condition for the Years Ended December 31, 2012 and December 31, 2011

Total assets as of December 31, 2012 were $355.2 million, which represented an increase of $26.2 million, or 8.0%, compared to $329.0 million at December 31, 2011. Cash and cash equivalents increased by $26.7 million, or 60.3%, to $71.0 million at December 31, 2012 as compared to $44.3 million at December 31, 2011. This increase is the result of the capital raise completed in December 2012, a strategic decision to increase the Bank’s liquidity position and low loan demand. In addition, investment securities increased $3.7 million to $47.6 million at December 31, 2012 from $43.9 million at December 31, 2011. This increase is due to the net effect of a $12.4 million increase in U.S. agency securities, a $1.3 million increase in mortgage backed securities and a $10.0 million decrease in municipal securities. Partially offsetting these increases were decreases in loans receivable, interest-bearing time deposits and Federal Home Loan Bank stock. Loans receivable decreased $3.7 million to $194.4 million at December 31, 2012 from $198.1 million at December 31, 2011. This decrease was due to the net effect of an $8.7 million decrease in home equity lines of credit, a $1.8 million decrease in commercial loans and an increase of $2.1 million in commercial real estate loans. Interest bearing time deposits decreased by $1.5 million, or 43.5%, to $1.9 million at December 31, 2012 from $3.4 million at December 31, 2011. Federal Home Loan Bank stock decreased $4.5 million to $926,000 at December 31, 2012 from $5.4 million at December 31, 2011. This decrease is due to the redemption of $4.5 million of excess stock by the Federal Home Loan Bank of Chicago. Finally, other real estate owned (“OREO”) decreased $253,000 to $9.0 million at December 31, 2012 from $9.3 million at December 31, 2011. The balance of OREO at the end of 2012 consisted of 21 properties that were acquired through foreclosure or deed in lieu of foreclosure. Included in the total are 13 residential properties, six commercial real estate properties and two parcels of land.

Deposits increased $16.1 million, or 5.3%, to $317.2 million at December 31, 2012 as compared to $301.1 million at December 31, 2011. This increase primarily consisted of increases in regular savings accounts, noninterest-bearing demand deposit accounts and money market accounts. Regular savings accounts increased $10.1 million, or 18.3% to $65.1 million at December 31, 2012 from $55.0 million at December 31, 2011. Noninterest-bearing demand deposit accounts increased $2.5 million, or 6.9% to $38.8 million at December 31, 2012 from $36.3 million at December 31, 2011. Finally, money market accounts increased $1.5 million, or 3.5% to $43.4 million at December 31, 2012 from $41.9 million at December 31, 2011. Federal Home Loan Bank (“FHLB”) advances and other borrowed money decreased $5.3 million, or 37.1%, to $9.0 million at December 31, 2012 from $14.3 million at December 31, 2011.

Stockholders’ equity increased $15.1 million, or 208.3%, to $22.4 million at December 31, 2012 from $7.3 million at December 31, 2011. The increase in stockholders’ equity was primarily due to the effect of the capital raise previously discussed, which was partially offset by the net loss for the year ended December 31, 2012 and a decrease of $386,000 in the Company’s accumulated other comprehensive income relating to the change in fair value of its available-for-sale investment portfolio.

Comparison of Operating Results for the Years Ended December 31, 2012 and December 31, 2011

General. The Company recorded a net loss of $2.5 million for the year ended December 31, 2012 compared to a net loss of $11.0 million for the year ended December 31, 2011. Net income available to common shareholders totaled $682,000 for the year ended December 31, 2012. This positive result is primarily due to a $3.7 million gain on the redemption of preferred stock which was partially offset by preferred stock dividends and accretion of $359,000 and $182,000, respectively. In addition net loss available to common shareholders totaled $11.5 million for the year ended December 31, 2011. For the year ended December 31, 2012 basic and diluted earnings per share totaled $0.11 compared to basic and diluted loss per share of $9.20 for the year ended December 31, 2011. The decrease in net loss for the year ended December 31, 2012 is primarily the net effect of (1) a $4.7 million decrease in provision for loan losses; (2) a $287,000 increase in noninterest income; (3) a $350,000 increase in noninterest expense; (4) a $509,000 decrease in net interest income; and (5) a $4.4 million decrease in income tax expense.

Net interest income. The following table summarizes interest and dividend income and interest expense for the year ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$10,958	$11,731	$(773)	(6.59%)
Securities:
Taxable	935	989	(54)	(5.46)
Exempt from federal tax	351	437	(86)	(19.68)
Federal Home Loan Bank dividends and other	151	121	30	24.79

Total interest and dividend income	12,395	13,278	(883)	(6.65)

Interest expense:
Deposits	1,754	2,041	(287)	(14.06)
Federal Home Loan Bank advances and other borrowings	306	399	(93)	(23.31)
Subordinated debentures	77	71	6	8.45

Total interest expense	2,137	2,511	(374)	(14.89)

Net interest income	$10,258	$10,767	$(509)	(4.73)

Interest Income. Interest and dividend income decreased $883,000, or 6.7%, to $12.4 million for the year ended December 31, 2012, compared to $13.3 million for the year ended December 31, 2011. This decrease resulted primarily from a decrease in average balance of loans. The largest component was a decrease of $773,000 in interest income on loans for the year ended December 31, 2012 compared to the year ended December 31, 2011.

Loan interest income decreased $773,000 or 6.6%, to $11.0 million for the year ended December 31, 2012, compared to $11.7 million for the prior year. This decrease resulted from a decrease in the average balance of loans of $17.5 million, or 8.0%, to $200.7 million for the year ended December 31, 2012 from $218.2 million for the year ended December 31, 2011. This decrease was partially offset by an increase in the average yield of 8 basis points to 5.46% for the year ended December 31, 2012 from 5.38% for the year ended December 31, 2011. The decrease in average balance is primarily due to charge-offs and transfers to other real estate owned from December 31, 2011 to December 31, 2012. In addition, interest on taxable securities decreased $54,000 for the year ended December 31, 2012 compared to the year ended December 31, 2011. This decrease is primarily due to a decrease in the average yield on taxable securities of 46 basis points to 2.32% for the year ended December 31, 2012 from 2.78% for the year ended December 31, 2011. This decrease was partially offset by an increase in the average balance of $4.6 million to $40.2 million for the year ended December 31, 2012 from $35.6 million for the year ended December 31, 2011.

Interest Expense. Interest expense decreased by $374,000, or 14.9%, to $2.1 million for the year ended December 31, 2012, from $2.5 million for the year ended December 31, 2011. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities of 15 basis points to 0.74% for the year ended December 31, 2012 from 0.89% for the comparable prior year period. Partially offsetting this decrease was an increase in the average balance of interest bearing liabilities of $8.7 million, or 3.1%, to $289.7 million for the year ended December 31, 2012 from $281.0 million for the year ended December 31, 2011. Interest expense resulting from FHLB advances and other borrowings decreased $93,000 during the year ended December 31, 2012. The average balance on these borrowings decreased $779,000 to $13.6 million for the year ended December 31, 2012 from $14.3 million for the year ended December 31, 2011. In addition, there was a decrease in average cost of 53 basis points to 2.26% for the year ended December 31, 2012 from 2.79% for the year ended December 31, 2011.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses decreased $509,000, or 4.7%, to $10.3 million for the year ended December 31, 2012 from $10.8 million for the year ended December 31, 2011. The Company’s net interest margin expressed as a percentage of average earning assets decreased 21 basis points to 3.43% for the year ended December 31, 2012 from 3.64% for the year ended December 31, 2011. The yield on average earning assets decreased 34 basis points to 4.14% for the year ended December 31, 2012 from 4.48% for the year ended December 31, 2011. This decrease in the yield on average earning assets was primarily due to a decrease in yield on taxable securities. The yield on average loans increased to 5.46% for the year ended December 31, 2012 from 5.38% for the year ended December 31, 2011. In addition, there was a 15 basis point decrease in the cost of interest-bearing liabilities to 0.74% for the year ended December 31, 2012 as compared to 0.89% a year earlier. Increasing net interest margin is dependent on the Bank’s ability to generate higher yielding assets and lower-cost deposits. Management continues to closely monitor the net interest margin.

Provision for Loan Losses. The Bank’s provision for loan losses decreased to $1.5 million for the year ended December 31, 2012 from $6.2 million for the year ended December 31, 2011. The decrease in the provision for loan losses was the result of management’s quarterly analysis of the allowance for loan loss. At December 31, 2012, and December 31, 2011, non-performing loans totaled $7.8 million and $13.8 million, respectively. At December 31, 2012, the ratio of the allowance for loan losses to non-performing loans was 38.9% compared to 64.2% at December 31, 2011. Management believes the allowance coverage is sufficient due to the estimated loss potential. The ratio of the allowance to total loans was 1.54% and 4.28%, at December 31, 2012 and December 31, 2011, respectively. Charge-offs, net of recoveries, totaled $5.3 million for the year ended December 31, 2012 compared to $5.0 million for the year ended December 31, 2011. Management performs an allowance sufficiency analysis, at least quarterly, based on the portfolio composition, asset classifications, loan-to-value ratios, impairments in the current portfolio, and other factors. This analysis is designed to reflect credit losses for specifically identified loans, as well as credit losses in the remainder of the portfolio. The reserve methodology employed by management reflects the difference in degree of risk between the various categories of loans in the Bank’s portfolio. The reserve methodology also critically assesses those loans adversely classified in the portfolio by management. While management estimates loan losses using the best available information, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management’s control. The Bank conducts quarterly evaluations on nonperforming assets and obtains independent appraisals when there is a material development such as a transfer to other real estate owned. In addition, the FDIC and IDFPR, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. As a result of their review, the FDIC and IDFPR may require the Bank to make additional provisions for estimated losses based upon judgments different from those of management.

	Year Ended December 31,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$378	$423	$(45)	(10.64%)
Gain on sale of loans	946	722	224	31.03
Gain on sale of securities	980	104	876	842.31
Write-down on OREO properties	(1,799)	(901)	(898)	(99.67)
Gain on extinguishment of debt	400	—	400	—
Gain/(loss) on sale of foreclosed assets	(34)	69	(103)	(149.28)
Bank owned life insurance	239	243	(4)	(1.65)
Other non-interest income	794	957	(163)	(17.03)

Total non-interest income	$1,904	$1,617	$287	17.75

Noninterest Income. Noninterest income consists primarily of service charges on customer deposit accounts, gain on sale of securities, gain on sale of loans, and other service charges and fees. Noninterest income increased $287,000, or 17.9%, to $1.9 million for the year ended December 31, 2012 as compared to $1.6 million for the year ended December 31, 2011, primarily due to $980,000 in gains on sale of securities and a $400,000 gain on the extinguishment of debt. These items were partially offset by an increase of $898,000 in write-downs on other real estate owned and a decrease of $103,000 in loss on sale of foreclosed assets. Gain on sale of loans increased $224,000 to $946,000 for the year ended December 31, 2012 from $722,000 for the year ended December 31, 2011. Gain on sale of securities increased $876,000 to $980,000 for the year ended December 31, 2012 from $104,000 for the year ended December 31, 2011. In addition, service charges on deposit accounts decreased $45,000 to $378,000 for the year ended December 31, 2012 from $423,000 for the year ended December 31, 2011. This decrease was primarily due to a lower volume of overdraft fees. The $400,000 gain on extinguishment of debt resulted from a negotiation with a third party lender. This discount on a $1.3 million note occurred in conjunction with the recent private capital raise discussed earlier.

	Year Ended December 31,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$5,886	$5,632	$254	4.51%
Net occupancy	783	880	(97)	11.02
Equipment expense	492	498	(6)	(1.21)
Data processing expense	1,249	1,185	64	5.40
Advertising and promotions	302	277	25	9.03
Professional fees	1,041	1,053	(12)	(1.14)
FDIC premiums	1,140	1,217	(77)	(6.33)
Other real estate owned expenses	598	511	87	17.03
Other operating expenses	1,421	1,309	112	8.56

Total non-interest expenses	$12,912	$12,562	$350	2.79

Noninterest Expense. Noninterest expense increased by $350,000 to $12.9 million for the year ended December 31, 2012 from $12.6 million for the year ended December 31, 2011. This increase is primarily due to an increase in salaries and employee benefits of $254,000 for the year ended December 31, 2012 as compared to the prior year period. Professional fees, including legal and audit expenses, decreased by $12,000 to $1.1 million for the year ended December 31, 2012 from the comparable prior year period. Other operating expenses, including occupancy, equipment, data processing, and marketing and advertising expenses, decreased by a combined $14,000, or 0.49%, to $2.8 million for the year ended December 31, 2012. Of this decrease, $97,000 is related to occupancy expense and $6,000 is related to equipment expenses. These increases were partially offset by higher data processing expense and marketing and advertising expenses, which increased by $64,000 and $25,000, respectively from the year ended December 31, 2011. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Expense. Income tax expense totaled $244,000 for the year ended December 31, 2012 compared to $4.7 million for the year ended December 31, 2011. However, for the year ended December 31, 2011, the Company established a $7.1 million valuation allowance against the Company’s deferred tax assets. Under generally accepted accounting principles, income tax benefits and the related tax assets are only allowed to be recognized if they will more likely than not be fully utilized. In each future accounting period, the Company’s management will consider both positive and negative evidence when considering the ability of the Company to utilize its net deferred tax asset. Any subsequent reduction in the valuation allowance would lower the amount of income tax expense recognized in the Company’s consolidated statements of operations in future periods.

The Company’s net deferred tax asset totaled zero as of December 31, 2012 and December 31, 2011. Realization of deferred tax assets is dependent on generating sufficient taxable income to cover net operating losses generated by the reversal of temporary differences. A partial or total valuation allowance is provided by way of a charge to income tax expense if it is determined that it is more likely than not that some of or all of the deferred tax asset will not be realized.

Management considers both positive and negative evidence when considering the ability of the Company to utilize its net deferred tax asset. The Company’s expenses related to the provision for loan losses, other real estate owned and collection efforts have been well above historic levels while the Company’s core earnings have remained at or above historic levels. Management believes that once the Company resolves some of the credit issues related to the economic conditions, profitability will improve and based upon projections and available tax strategies, management believes that the valuation allowance will be utilized. However, if operating losses continue into the future, there can be no guarantee that an additional valuation allowance against the deferred tax asset will not be necessary in future periods.

Asset/Liability Management

The primary objectives of the Company’s asset/liability management policies are to:

a)	Manage and minimize interest rate risk;

b)	Manage the investment portfolio to maximize yield;

c)	Assess and monitor general risks of operations; and

d)	Maintain adequate liquidity to meet the withdrawal requirements of depositors and the financing needs of borrowers.

Liquidity

The Company’s primary source of funds is dividends it receives from the Bank. Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits for the current year plus those of the previous two years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. Total stockholder’s equity of the Bank totaled $25.7 million at December 31, 2012. The Bank’s primary sources of funds are deposits, proceeds from principal and interest payments on loans, maturities of securities, federal funds purchased, and to a lesser extent advances from the Federal Home Loan Bank. While maturities and scheduled amortization of loans and securities are generally predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

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

Management expects ongoing operating activities to continue to be a primary source of cash flows for the Company. In addition, the Bank maintains secured borrowing facilities at the Federal Home Loan Bank of Chicago and US Bank. Management is confident that the Bank has adequate liquidity for normal banking activities.

A primary investing activity of the Company is the origination of loans. Loans made to customers, net of principal collections, were ($3.7) million in 2012, ($22.3) million in 2011 and ($8.5) million in 2010. In 2012, home equity lines of credit decreased $8.7 million and commercial real estate loans increased $2.1 million.

Deposits increased by $16.1 million in 2012 and decreased by $8.0 million and grew by $10.8 million in 2011 and 2010, respectively. Despite intense competition for deposits from the many financial institutions in the Company’s market area, the Company has been successful in attracting sufficient deposits to provide for the majority of its funding needs. However, funding through retail deposits continues to grow more challenging as well as more expensive than in past years.

During 2012, as part of the Company’s recent capital raise, the amount owed on a loan with M&I Bank was reduced to zero at December 31, 2012 from $1.3 million at December 31, 2011.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company monitors and manages risks associated with changes in interest rates and mismatched asset and deposit maturities. Significant changes in rates can adversely affect net interest income, market value of securities, and the economic value of equity. Based on the Company’s current simulation model, the following schedule indicates the estimated effects of an immediate upward rate shift of 100, 200 and 300 basis points as of December 31, 2012. As of December 31, 2011, these effects totaled 2.3%, 4.8% and 11.5% for net interest income and 2.6%, 0.6% and -0.8% for economic value of equity.

	100 Basis Point Rate Shift Up	200 Basis Point Rate Shift Up	300 Basis Point Rate Shift Up
Net interest income	8.8%	17.7%	27.1%
Economic value of equity	3.4%	3.7%	1.7%

Based on the Company’s current simulation model, the following schedule indicates the estimated effects of an immediate downward rate shift of 100, 200, 300 basis points as of December 31, 2012. As of December 31, 2011, these effects totaled -2.4% for net interest income and 18.8% for economic value of equity. Due to the current interest rate environment being at historic lows, a 200 and 300 a basis point decrease is considered unlikely and therefore not presented. All other measures of interest rate risk are within policy guidelines.

	100 Basis Point Rate Shift Down	200 Basis Point Rate Shift Down	300 Basis Point Rate Shift Down
Net interest income	-3.0%	N/A	N/A
Economic value of equity	11.6%	N/A	N/A

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Community Financial Shares, Inc.

Glen Ellyn, Illinois

We have audited the accompanying consolidated balance sheets of Community Financial Shares, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Financial Shares, Inc. as of December 31, 2012, and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Indianapolis, Indiana

March 29, 2013

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

(Dollars in thousands except share data)

	2012	2011
ASSETS
Cash and due from banks	$4,875	$4,486
Interest-bearing deposits	66,146	39,772

Cash and cash equivalents	71,021	44,258
Interest-bearing time deposits	1,941	3,435
Securities available for sale	47,588	43,931
Loans held for sale	7,230	633
Loans, less allowance for loan losses of $3,032 and $8,854	194,391	198,110
Foreclosed assets	9,012	9,265
Prepaid FDIC assessment	—	490
Federal Home Loan Bank stock	926	5,398
Premises and equipment, net	14,724	15,121
Cash value of life insurance	6,421	6,182
Interest receivable and other assets	1,922	2,163

Total assets	$355,176	$328,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$317,204	$301,101
Federal Home Loan Bank advances	9,000	13,000
Other borrowings	—	1,300
Subordinated debentures	3,609	3,609
Interest payable and other liabilities	3,011	2,726

Total liabilities	332,824	321,736

Commitments and contingencies
Stockholders’ equity
Common stock—no par value, 75,000,000 and 5,000,000 shares authorized; 5,560,567 and 1,245,267 shares issued and outstanding	—	—
Preferred stock—$1.00 par value, $100 liquidation preference 1,000,000 shares authorized; 196,847 and 7,319 shares issued and outstanding	197	7
Paid-in capital	26,270	12,033
Accumulated deficit	(4,346)	(5,407)
Accumulated other comprehensive income	231	617

Total stockholders’ equity	22,352	7,250

Total liabilities and stockholders’ equity	$355,176	$328,986

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2012 and 2011

(Dollars in thousands, except per share data)

	2012	2011
Interest and dividend income
Interest and fees on loans	$10,958	$11,731
Securities
Taxable	935	989
Exempt from federal income tax	351	437
Federal Home Loan Bank dividends and other	151	121

Total interest income	12,395	13,278

Interest expense
Deposits	1,754	2,041
Federal Home Loan Bank advances and other borrowed funds	306	399
Subordinated debentures	77	71

Total interest expense	2,137	2,511

Net interest income	10,258	10,767
Provision for loan losses	1,467	6,171

Net interest income after provision for loan losses	8,791	4,596

Noninterest income
Service charges on deposit accounts	378	423
Gain on sale of loans	946	722
Write-down on foreclosed assets	(1,799)	(901)
Gain (loss) on sale of foreclosed assets	(34)	69
Gain on sale of securities	980	104
Gain on extinguishment of debt	400	—
Increase in cash surrender value of bank-owned life insurance	239	243
Other service charges and fees	794	957

Total noninterest income	1,904	1,617

Noninterest expense
Salaries and employee benefits	5,886	5,632
Net occupancy expense	783	880
Equipment expense	492	498
Data processing	1,249	1,185
Advertising and marketing	302	277
Professional fees	1,041	1,053
FDIC premiums	1,140	1,217
Other real estate owned expenses	598	511
Other operating expenses	1,421	1,309

Total noninterest expense	12,912	12,562

Loss before income taxes	(2,217)	(6,349)
Income tax expense	244	4,657

Net loss	(2,461)	(11,006)

Preferred stock dividend and accretion	(541)	(447)
Gain on preferred stock redemption	3,684	—

Net income (loss) available to common shareholders	$682	$(11,453)

Earnings (loss) per share
Basic	$0.11	$(9.20)
Diluted	$0.11	$(9.20)

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years ended December 31, 2012 and 2011

(Dollars in thousands, except share data)

	Year Ended
	December 31,
	2012	2011
Net loss	$(2,461)	$(11,006)
Other comprehensive loss:
Unrealized holding gains arising during the period:
Unrealized net gains	349	1,523
Related income tax expense	(109)	(588)

Net unrealized gains	240	935
Less: reclassification adjustment for net gains realized during the period
Realized net gains	980	104
Related income tax expense	(354)	(38)

Net realized gains	626	66

Other comprehensive income (loss)	(386)	869

Comprehensive loss	$(2,847)	$(10,137)

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2012 and 2011

(Dollars in thousands, except share data)

	Number of Common Shares	Preferred Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2011	1,245,267	$7	$11,954	$6,046	$(252)	$17,755
Net loss	—	—	—	(11,006)	—	(11,006)
Other comprehensive income	—	—	—	—	869	869
Preferred stock dividends (5%)	—	—	—	(380)	—	(380)
Discount accretion on preferred stock	—	—	67	(67)	—	—
Amortization of stock option compensation	—	—	12	—	—	12

Balance at December 31, 2011	1,245,267	7	12,033	(5,407)	617	7,250
Net loss	—	—	—	(2,461)	—	(2,461)
Other comprehensive loss	—	—	—	—	(386)	(386)
Redeemed TARP preferred stock	—	(7)	(3,305)	—	—	(3,312)
Preferred stock dividends (5%)	—	—	—	(380)	—	(380)
Net proceeds of private offering	4,315,300	197	21,031	—	—	21,228
Gain on preferred stock redemption	—	—	(3,684)	4,085	—	401
Discount accretion on preferred stock	—	—	183	(183)	—	—
Amortization of stock option compensation	—	—	12	—	—	12

Balance at December 31, 2012	5,560,567	$197	$26,270	$(4,346)	$231	$22,352

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

	2012	2011
Cash flows from operating activities
Net loss	$(2,461)	$(11,006)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Amortization on securities, net	251	144
Depreciation	647	657
Provision for loan losses	1,467	6,171
Gain on sale of securities	(980)	(104)
Write-down on foreclosed assets	1,799	901
Gain on extinguishment of debt	(400)	—
Gain on sale of loans	(946)	(722)
Originations of loans for sale	(45,661)	(38,821)
Proceeds from sales of loans	40,010	40,680
(Gain)/loss on sale of foreclosed assets	34	(69)
Deferred income taxes	244	4,681
Compensation cost of stock options	12	12
Change in cash value of life insurance	(239)	(243)
Change in interest receivable and other assets	(1,730)	(2,828)
Change in interest payable and other liabilities	665	574

Net cash provided by (used in) operating activities	(7,288)	27

Cash flows from investing activities
Purchases of securities available for sale	(38,740)	(23,626)
Proceeds from maturities and calls of securities available for sale	22,492	21,723
Proceeds from sales of securities available for sale	12,689	2,526
Proceeds from sales of foreclosed assets	3,755	6,147
Net change in interest-bearing time deposits	1,494	(1,392)
Proceeds from Federal Home Loan Bank stock	4,472	—
Net change in loans	(621)	15,168
Premises and equipment expenditures, net	(250)	(243)

Net cash provided by investing activities	5,291	20,303

Cash flows from financing activities
Change in
Non-interest bearing and interest bearing demand deposits and savings	14,676	9,099
Certificates and other time deposits	1,427	(17,078)
Proceeds from borrowings	—	2,000
Repayment of borrowings	(4,900)	(2,200)
Repurchase of TARP preferred stock	(3,312)	—
Proceeds from private offering	21,228	—
Dividends paid on preferred stock	(359)	(380)

Net cash provided by (used in) financing activities	28,760	(8,559)

Net change in cash and cash equivalents	26,763	11,771
Cash and cash equivalents at beginning of year	44,258	32,487

Cash and cash equivalents at end of year	$71,021	$44,258

Supplemental disclosures
Interest paid	$2,239	$2,513
Transfers from loans to foreclosed assets	2,873	7,949

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(Table dollar amounts in thousands, except share data)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(Table dollar amounts in thousands, except share data)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(Table dollar amounts in thousands, except share data)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Bank owned $925,700 and $5,398,000 of FHLB stock as of December 31, 2012 and 2011, respectively. The FHLB of Chicago paid average cash dividends totaling 0.30% and 0.10% during 2012 and 2011, respectively. The FHLB will continue to assess their dividend capacity each quarter, and will obtain the necessary approval if a dividend is to be made. Management performed an analysis and deemed the investment in FHLB stock was not impaired.

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

Stock Compensation: At December 31, 2012, the Company has a stock-based employee compensation plan, which is described more fully in Note 14.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(Table dollar amounts in thousands, except share data)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2009.

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

Earnings Per Share: Basic earnings per share is net income available to common shareholders divided by the weighted average number of shares outstanding during the year. Diluted earnings per share include the dilutive effect of additional potential shares issuable under stock options. For 2012 the Company is required to calculate basic and diluted earnings per share using the two-class method. Calculations of earnings per share under the two-class method (i) exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities and (ii) exclude form the denominator the dilutive impact of the participating securities.

Comprehensive Income or Loss: Comprehensive income or loss consists of net income or loss and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on securities available for sale, which are also recognized as a separate component of equity.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(Table dollar amounts in thousands, except share data)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recently Issued Accounting Standards: In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. The amendments in this ASU make technical corrections, clarifications, and limited-scope improvements to various topics throughout the Accounting Standards Codification. These amendments are presented in two sections: Technical Corrections and Improvements and Conforming Amendments Related to Fair Value Measurements. The amendments in this ASU that will not have transition guidance will be effective upon issuance for both public and nonpublic entities. For public entities, the amendments that are subject to the transition guidance are effective for fiscal periods beginning after December 15, 2012. The Company adopted this ASU effective December 31, 2012 with no material effect on its financial condition or results of operations.

In October 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections. This ASU amends various SEC paragraphs pursuant to Staff Accounting Bulletin (SAB) 114, SEC Release No. 33-9250, and ASU 2010-22, which amend or rescind portions of certain SAB Topics. These amendments are presented in two sections: Amendments to the FASB Accounting Standards Codification and Amendments to the XBRL Taxonomy. The Company adopted this ASU with no material effect on its financial condition or results of operations.

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments in this ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company adopted this ASU by the date required with no material effect on its financial condition or results of operations.

In December 2011, FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The objective of this Update is to provide enhanced disclosures that will enable users of financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. The ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods with retrospective disclosure for all comparative periods presented. This ASU impacts disclosures only and it will have no impact on the Company’s financial condition or results of operations.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(Table dollar amounts in thousands, except share data)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

At December 31, 2012, the Company held $96.6 million in commercial real estate loans. Due to the national, state and local economic conditions, values for commercial real estate have declined significantly and the market for these properties is depressed.

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

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(Table dollar amounts in thousands, except share data)

NOTE 2—CASH AND CASH EQUIVALENTS

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

The financial institutions holding the Company’s cash accounts are participating in the FDIC’s Transaction Account Guarantee Program. Under that program, through December 31, 2010, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Pursuant to legislation enacted in 2010, the FDIC will fully insure all noninterest-bearing transaction accounts beginning December 31, 2010 through December 31, 2012, at all FDIC-insured institutions. This unlimited insurance coverage expired on December 31, 2012. Beginning January 1, 2013, noninterest-bearing transaction accounts are subject to a $250,000 limit on FDIC insurance per covered institution.

Effective July 21, 2010, the FDIC’s insurance limits were permanently increased to $250,000. At December 31, 2012, the Company had cash balances of $66.5 million at the FRB and FHLB that did not have FDIC insurance coverage.

Cash on hand or on deposit with the Federal Reserve Bank of $4.1 million was required to meet regulatory reserve and clearing requirements at year-end 2012.

NOTE 3—SECURITIES AVAILABLE FOR SALE

The fair value of securities available for sale at year end is as follows:

2012	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U. S. government agencies	$21,430	$29	$(67)
States and political subdivisions	2,909	72	—
Mortgage-backed – Government sponsored enterprises (GSE) residential	22,975	338	(20)
Preferred stock	37	22	—
SBA guaranteed	237	3	(1)

	$47,588	$464	$(88)

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(Table dollar amounts in thousands, except share data)

NOTE 3—SECURITIES AVAILABLE FOR SALE (Continued)

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

The fair values of securities available for sale at December 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	302	307
Due after one year through five years	711	730
Due after five years through ten years	2,798	2,819
Due after ten years	20,494	20,483
Mortgage-backed – GSE residential	22,657	22,975
Preferred stock	15	37
SBA guaranteed	235	237

	$47,212	$47,588

Securities with a carrying value of approximately $20.0 million and $24.6 million at December 31, 2012 and 2011, respectively, were pledged to secure public deposits, Federal Home Loan Bank advances and for other purposes as required or permitted by law.

Sales of securities were as follows:

	2012	2011
Proceeds	$12,689	$2,526
Gross gains	980	104
Gross losses	—	—

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(Table dollar amounts in thousands, except share data)

NOTE 3—SECURITIES AVAILABLE FOR SALE (Continued)

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2012 and 2011 was $15,082,000 and $814,000, respectively, which is approximately 31.7% and 1.9% of the Company’s investment portfolio, respectively. These declines primarily resulted from changes in market interest rates and current depressed market conditions. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012 and 2011:

2012	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$11,406	$(67)	$—	$—	$11,406	$(67)
Mortgage-backed – GSE residential	3,637	(20)	14	—	3,651	(20)
SBA Guaranteed	—	—	25	(1)	25	(1)

Total temporarily impaired securities	$15,043	$(87)	$39	$(1)	$15,082	$(88)

2011	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and political subdivisions	$—	$—	$476	$(3)	$476	$(3)
Mortgage-backed – GSE residential	109	(1)	—	—	109	(1)
SBA Guaranteed	—	—	229	(1)	229	(1)

Total temporarily impaired securities	$109	$(1)	$705	$(4)	$814	$(5)

.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(Table dollar amounts in thousands, except share data)

NOTE 4—LOANS

Loans consisted of the following at December 31:

	2012	2011
Real estate
Commercial	$96,588	$94,513
Construction	3,615	4,361
Residential	20,875	21,054
Home equity	50,444	59,176

Total real estate loans	171,522	179,104
Commercial	24,388	26,203
Consumer	1,313	1,392

Total loans	197,223	206,699
Deferred loan costs, net	200	265
Allowance for loan losses	(3,032)	(8,854)

Loans, net	$194,391	$198,110

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

December 31, 2012 and 2011

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

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

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

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(Table dollar amounts in thousands, except share data)

NOTE 4 – LOANS (Continued)

The aggregate amount of loans, as defined, to such related parties were as follows:

2012
Balances, January 1, 2012	$3,279
New loans including renewals	2,267
Payments, etc., including renewals	(3,114)

Balances, December 31, 2012	$2,432

2011
Balances, January 1, 2011	$3,353
New loans including renewals	150
Payments, etc., including renewals	(224)

Balances, December 31, 2011	$3,279

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2012 and 2011:

	2012
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Total
Balance at beginning of period	$695	$4,171	$1,768	$18	$804	$1,398	$8,854
Provision for loan losses	203	810	25	15	535	(121)	1,467
Charge-offs	(295)	(3,611)	(1,740)	(12)	(1,067)	(638)	(7,363)
Recoveries	18	16	—	—	33	7	74

Balance at end of period	$621	$1,386	$53	$21	$305	$646	$3,032

Ending balance: individually evaluated for impairment	$—	$154	$—	$—	$147	$368	$669

Ending balance: collectively evaluated for impairment	$621	$1,232	$53	$21	$158	$278	$2,363

Total Loans:
Ending balance	$24,388	$96,588	$3,615	$1,313	$20,875	$50,444	$197,223

Ending balance: individually evaluated for impairment	$—	$4,034	$—	$—	$2,970	$1,717	$8,721

Ending balance: collectively evaluated for impairment	$24,388	$92,554	$3,615	$1,313	$17,905	$48,727	$188,502

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(Table dollar amounts in thousands, except share data)

NOTE 4 – LOANS (Continued)

	2011
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Unallocated	Total
Balance at beginning of period	$791	$1,200	$3,877	$19	$661	$838	$293	$7,679
Provision for loan losses	11	3,367	703	(1)	1,014	1,370	(293)	6,171
Charge-offs	(109)	(396)	(2,812)	(8)	(872)	(813)	—	(5,010)
Recoveries	2	—	—	9	—	3	—	14

Balance at end of period	$695	$4,171	$1,768	$19	$803	$1,398	$—	$8,854

Ending balance: individually evaluated for impairment	$39	$3,002	$1,740	$—	$451	$977	$—	$6,209

Ending balance: collectively evaluated for impairment	$656	$1,214	$28	$19	$352	$376	$—	$2,645

Total Loans:
Ending balance	$26,203	$94,513	$4,361	$1,392	$21,054	$59,176	$—	$206,699

Ending balance: individually evaluated for impairment	$39	$6,671	$2,175	$—	$3,709	$2,659	$—	$15,253

Ending balance: collectively evaluated for impairment	$26,164	$87,842	$2,186	$1,392	$17,345	$56,517	$—	$191,446

The following table summarizes the Company’s nonaccrual loans by class at December 31, 2012 and 2011.

	2012	2011
Commercial and industrial	$—	$39
Real estate loans:
Construction	—	2,175
Commercial	3,143	4,721
Residential mortgage	2,565	4,187
Home equity	1,717	2,677

Total	$7,425	$13,799

The following table presents impaired loans as of December 31, 2012:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$890	$890	$—	$678	$24
Residential	1,008	1,008	—	951	28
HELOC	181	181	—	165	—

Subtotal	2,079	2,079	—	1,794	52

With an allowance recorded:
Commercial real estate	3,144	4,878	154	4,620	64
Residential	1,962	2,180	147	1,512	43
HELOC	1,536	1,536	368	2,024	15

Subtotal	6,642	8,594	669	8,155	122

Total Impaired Loans	$8,721	$10,673	$669	$9,949	$174

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

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

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(Table dollar amounts in thousands, except share data)

NOTE 4 – LOANS (Continued)

The following table summarizes credit quality of the Company at December 31, 2012 and 2011:

	2012
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial	$23,882	$247	$259	$—	$—	$24,388
Real estate loans:
Construction	3,615	—	—	—	—	3,615
Commercial real estate	90,102	3,342	3,144	—	—	96,588
Residential mortgage	16,833	1,477	2,565	—	—	20,875
Home equity	48,469	258	1,717	—	—	50,444
Consumer	1,313	—	—	—	—	1,313

Total	$184,214	$5,324	$7,685	$—	$—	$197,223

	2011
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial	$24,582	$910	$711	$—	$—	$26,203
Real estate loans:
Construction	1,144	—	3,217	—	—	4,361
Commercial real estate	84,492	3,351	6,670	—	—	94,513
Residential mortgage	12,042	3,804	5,208	—	—	21,054
Home equity	54,665	530	3,981	—	—	59,176
Consumer	1,392	—	—	—	—	1,392

Total	$178,317	$8,595	$19,787	$—	$—	$206,699

The following table summarizes aging of the Company’s loan portfolio at December 31, 2012 and 2011:

	2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial	$140	$—	$—	$140	$24,248	$24,388	$—
Real estate loans:
Construction	—	—	—	—	3,615	3,615	—
Commercial real estate	373	—	3,144	3,517	93,071	96,588	—
Residential mortgage	461	58	2,583	3,102	17,773	20,875	18
Home equity	186	76	2,040	2,302	48,142	50,444	324
Consumer	—	—	—	—	1,313	1,313	—

Total	$1,160	$134	$7,767	$9,061	$188,162	$197,223	$342

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

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

December 31, 2012 and 2011

(Table dollar amounts in thousands, except share data)

NOTE 4 – LOANS (Continued)

The following table summarizes the loans that have been restructured as TDRs for the years ended December 31, 2012 and 2011:

	December 31, 2012
	Count	Balance Prior to TDR	Balance after TDR
Real estate loans:
Commercial real estate	2	$900	$890
Residential mortgage	3	2,279	2,010

Total	5	$3,179	$2,900

	December 31, 2011
	Count	Balance Prior to TDR	Balance after TDR
Real estate loans:
Commercial real estate	4	$5,847	$5,811
Construction	1	533	344
Residential mortgage	2	2,733	2,719

Total	7	$9,113	$8,874

The following tables set forth the Company’s loans restructured as TDRs during the period indicated by portfolio segment to quantify the type of modification or concession provided:

	December 31, 2012
	Commercial Real Estate	Residential	HELOC	Total
Rate reduction	$—	$1,605	$—	$1,605
A/B note structure	890	405	—	1,295

Total troubled debt restructurings	$890	$2,010	$—	$2,900

	December 31, 2011
	Commercial Real Estate	Residential	HELOC	Total
Rate reduction	$822	$—	$—	$822
Interest only	3,118	2,352	—	5,470
Rate reduction and interest only	1,871	—	711	2,582

Total troubled debt restructurings	$5,811	$2,352	$711	$8,874

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(Table dollar amounts in thousands, except share data)

NOTE 4 – LOANS (Continued)

The following table sets forth the Company’s TDRs that had payment defaults during the years ended December 31, 2011 and 2012. Default occurs when a TDR is 90 days or more past due, transferred to non-accrual status, or transferred to other real estate owned within twelve months of restructuring.

	December 31, 2012
	Count	Default Balance
Real estate loans:
Commercial real estate	3	$4,448
Residential	2	574

	5	$5,022

	December 31, 2011
	Count	Default Balance
Real estate loans:
Commercial real estate	2	$3,860
Residential	2	2,719

	4	$6,579

NOTE 5—PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at year end:

	2012	2011
Land	$3,908	$3,908
Buildings	12,437	12,425
Furniture and equipment	3,499	3,334

Total cost	19,844	19,667
Accumulated depreciation	(5,120)	(4,546)

Net book value	$14,724	$15,121

NOTE 6—DEPOSITS

	2012	2011
Non-interest bearing DDA	$38,813	$36,324
NOW	76,198	75,524
Money market	43,380	41,907
Regular savings	65,066	55,026
Certificates and time deposits, $100,000 and over	39,206	38,201
Other certificates and time deposits	54,541	54,119

Total deposits	$317,204	$301,101

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(Table dollar amounts in thousands, except share data)

NOTE 6 – DEPOSITS (Continued)

At December 31, 2012, scheduled maturities of certificates of deposit are as follows:

2013	$57,589
2014	16,322
2015	8,017
2016	4,228
2017	7,591

$93,747

Deposits from related parties, as defined in Note 4, held by the Company at December 31, 2012 and 2011 totaled $2,569,115 and $2,575,700, respectively.

NOTE 7—ADVANCES FROM THE FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of Chicago totaled $9.0 million and $13.0 million at December 31, 2012 and 2011, respectively. Advances, at interest rates from 1.69% to 3.24%, are subject to restrictions or penalties in the event of prepayment.

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

At December 31, 2012, scheduled maturities of advances are as follows:

2013	$4,500
2014	2,500
2015	2,000

On December 21, 2012, immediately following the consummation of the Company’s private placement offering, the Company repaid a $1.3 million loan facility that was previously outstanding with an independent third party bank for $900,000. As a result of this repayment at a discount a $400,000 gain on extinguishment of debt was recorded in December 2012.

NOTE 8—SUBORDINATED DEBENTURES

The Company and its financing trust subsidiary, Community Financial Shares Trust II, a Delaware statutory trust, consummated the issuance and sale of an aggregate amount of $3,500,000 of the Trust’s floating rate capital securities in a pooled trust preferred transaction. The subordinated debentures accrue interest at a variable rate based on three-month LIBOR plus 1.62%, reset and payable quarterly. The interest rate at December 31, 2012 was 1.93%. The debentures will mature on September 21, 2037, at which time the preferred securities must be redeemed. In addition, the Company may redeem the preferred securities in whole or part, beginning June 21, 2012 at a redemption price of $1,000 per preferred security.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(Table dollar amounts in thousands, except share data)

NOTE 8—SUBORDINATED DEBENTURES (Continued)

The Company has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities in the event of the occurrence of an event of default, as defined in such guarantee.

On January 14, 2011, the Company was notified by the Federal Reserve Bank of Chicago (the “FRB”) that the overall condition of the Company and the Bank is less than satisfactory. As a result, the Company must now obtain prior written approval from the FRB prior to, among other things, making any payments related to any outstanding trust preferred securities. The Company deferred all payments of interest on its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2037 beginning with the March 15, 2011 interest payment period through the December 15, 2012 interest payment period. On December 21, 2012, immediately following the consummation of the Investment, the Company paid all outstanding accrued and additional interest on its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2037 through the March 15, 2013 interest payment period in accordance with a written approval letter from the FRB. Any future interest payments on the Floating Rate Junior Subordinated Deferrable Interest Debentures due 2037 will be subject to the prior written approval of the FRB.

NOTE 9—TARP CAPITAL PURCHASE PROGRAM

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

On November 13, 2012, the Company entered into a securities purchase agreement with the U.S. Department of Treasury pursuant to which, subject to the completion of the Offering and the receipt of Federal Reserve Board approval, it will repurchase the shares of preferred stock it previously issued pursuant to the TARP Capital Purchase Program for $3,293,550 plus an amount equal to 45% of the accrued and unpaid interest and dividends on such preferred shares. On December 21, 2012, immediately following the consummation of the Company’s private placement offering, the Company redeemed, for $3.7 million, the $6.9 million of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A and Fixed Rate Cumulative Perpetual Preferred Stock, Series B issued to the Treasury, as well as accrued interest and dividends thereon, in connection with the Treasury’s TARP Capital Purchase Program.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(Table dollar amounts in thousands, except share data)

NOTE 10—CAPITAL REQUIREMENTS

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

The Order requires the Bank to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets within 120 days. At December 31, 2012, these capital ratios were 7.7% and 12.6%, respectively.

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

	Capital to Risk Weighted Assets		Tier 1 Capital to
	Total	Tier 1	Average Assets
Well capitalized	10%	6%	5%
Adequately capitalized	8	4	4
Undercapitalized	6	3	3

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(Table dollar amounts in thousands, except share data)

NOTE 10– CAPITAL REQUIREMENTS (Continued)

The actual capital levels and minimum required levels for the Bank were as follows at December 31:

	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2012
Total capital (to risk-weighted assets)	$28,321	12.6%	$17,949	8.0%	$22,436	10.0%
Tier 1 capital (to risk-weighted assets)	25,514	11.4	8,974	4.0	13,461	6.0
Tier 1 capital (to average assets)	25,514	7.7	13,195	4.0	16,494	5.0
2011
Total capital (to risk-weighted assets)	$13,756	6.1%	$18,060	8.0%	$22,575	10.0%
Tier 1 capital (to risk-weighted assets)	10,860	4.8	9,030	4.0	13,545	6.0
Tier 1 capital (to average assets)	10,860	3.3	13,181	4.0	16,477	5.0

At December 31, 2012, regulatory approval is required for all dividend declarations by both the Bank and the Company.

NOTE 11—RETIREMENT PLANS

The Company maintains a profit sharing/401(k) plan, which covers substantially all employees. Employees may make contributions to the plan. Employer contributions to the plan are determined at the discretion of the Board of Directors. Annual employer contributions are charged to expense. Profit sharing/401(k) expense was $32,000 in both 2012 and 2011.

The Company also maintains a nonqualified retirement program for directors. Expense for the directors’ retirement program was $40,000 and $29,000 in 2012 and 2011, respectively.

Under agreements with the Company, certain members of the Board of Directors have elected to defer their directors’ fees. The cumulative amount of deferred directors’ fees (included in other liabilities on the Company’s balance sheet) was $1.1 million for both December 31, 2012 and 2011. The liabilities for the nonqualified retirement program for directors and for directors’ deferred fees are not secured by any assets of the Company. Deferred directors’ fees accounts are credited with interest at 3.03%.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(Table dollar amounts in thousands, except share data)

NOTE 12—INCOME TAXES

Income tax consists of the following:

	2012	2011
Currently payable tax
Federal	$376	$168
State	(376)	(192)
Deferred tax	244	4,681

Income tax	$244	$4,657

Income tax differs from federal statutory rates applied to financial statement income due to the following:

	2012	2011
Federal rate of 34 percent	$(754)	$(2,159)
Add (subtract) effect of
Tax-exempt income, net of nondeductible interest expense	(116)	(144)
State income tax, net of federal benefit	13	206
Cash value of life insurance	(81)	(83)
Valuation allowance	948	6,535
Other items, net	234	302

Income tax	$244	$4,657

Year-end deferred tax assets and liabilities were due to the following:

	2012	2011
Deferred tax assets
Allowance for loan losses	$1,343	$3,739
Deferred compensation	678	653
Other-than-temporary-impairment	209	209
Loss carryforward	7,129	4,572
AMT carryover	263	263
Other real estate owned	543	294
Other	340	68

Total	10,505	9,798

Deferred tax liabilities
Accumulated depreciation	(741)	(672)
Deferred loan fees and costs, net	(152)	(166)
Prepaid expenses	(58)	(69)
Net unrealized gains on securities available for sale	(146)	(390)
Federal Home Loan Bank stock dividends	(47)	(545)
State income taxes	(224)	(339)
Other	—	(150)

Total	(1,368)	(2,331)

Valuation allowance	(9,137)	(7,467)

Net deferred tax asset	$—	$—

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(Table dollar amounts in thousands, except share data)

NOTE 12—INCOME TAXES (Continued)

The following is the activity in net deferred tax assets:

Balance, December 31, 2011	$—
Increase in deferred tax assets	707
Increase in deferred tax liabilities	963
Increase in valuation allowance	(1,670)

Balance, December 31, 2012	$—

Due to the capital raise during 2012 previously discussed, the Company has had an ownership change pursuant to IRC Section 382. This ownership change limits the amount of net operating loss which can be used annually for federal tax purposes. Due to this annual limitation and the number of years in which the NOL can be carried forward, a significant portion of the NOL will likely never be used. The Company currently has a valuation allowance against the entire benefit of the net operating loss carryforward. At December 31, 2012, the Company had $17.0 million of federal loss carryforwards and $19.2 million of Illinois state loss carryforwards which expire in varying amounts through 2022 and 2029, respectively. At December 31, 2011, the Company had approximately $263,000 of alternative minimum tax credits available to offset future federal income taxes. The credits have no expiration date.

NOTE 13 – EARNINGS (LOSS) PER SHARE

The following is an analysis of the Company’s basic and diluted EPS, reflecting the application of the two-class method as of December 31, 2012:

Net income available for distribution	$682
Dividends and undistributed earnings allocated to participating securities	(532)

Income attributable to common shareholders	$150

Average common shares outstanding for basic EPS	1,363,171
Effect of dilutive convertible preferred stock	—
Effect of dilutive stock options	199

Average common and common-equivalent shares for dilutive EPS	1,363,370

Basic	$0.11
Diluted	$0.11

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(Table dollar amounts in thousands, except share data)

NOTE 13 – EARNINGS (LOSS) PER SHARE (Continued)

The following are the factors used in the loss per share common share computation as of December 31, 2011:

2011
Basic
Net loss	$(11,006)
Less: Accretion of discount on preferred stock	(67)
Dividends on preferred stock	(380)
Add: Gain on preferred stock redemption	—

Net income (loss) available to common shareholders	$(11,453)

Weighted-average common shares outstanding	1,245,267

Basic earnings (loss) per share	$(9.20)

Diluted
Net loss	$(11,006)
Less: Accretion of discount on preferred stock	(67)
Dividends on preferred stock	(380)
Add: Gain on preferred stock redemption	—

Net income (loss) available to common shareholders	$(11,453)

Weighted-average common shares outstanding for basic earnings per share	1,245,267
Add dilutive effects of assumed exercise of stock options	360

Average shares and dilutive potential common shares	1,245,627

Diluted earnings (loss) per share	$(9.20)

There were 30,180 and 32,330 anti-dilutive shares at December 31, 2012 and 2011, respectively.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(Table dollar amounts in thousands, except share data)

NOTE 14—STOCK OPTIONS

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

A summary of the activity in the Plan follows:

	2012	2011
Expected volatility	37.5% - 37.9%	33.4% - 38.5%
Weighted-average volatility	37.7%	35.9%
Expected dividends	0.00%	0.00%
Expected term (in years)	5	5
Risk-free rate	0.60% - 0.69%	0.91% - 1.49%

A summary of option activity under the Plan as of December 31, 2012, and changes during the year then ended, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	32,330	$19.36
Granted	1,200	3.26
Exercised	—	—
Forfeited or expired	(3,350)	18.74

Outstanding, end of year	30,180	$18.78	4.20	$—

Exercisable, end of year	13,530	$20.42	2.91	$—

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(Table dollar amounts in thousands, except share data)

NOTE 14—STOCK OPTIONS (Continued)

The weighted-average grant-date fair value of options granted during the years 2012 and 2011 was $0.50 and $1.05, respectively. No options were exercised for the years ended December 31, 2012 and 2011.

As of December 31, 2012, there was $55,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of five years.

During 2012, the Company recognized approximately $12,000 of share-based compensation expense and approximately $5,000 of tax benefit related to the share based compensation expense.

NOTE 15—OFF-BALANCE-SHEET ACTIVITIES

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end.

	2012	2011
Financial standby letters of credit	$228	$219
Commitments to originate loans	4,927	3,956
Unused lines of credit and letters of credit	50,737	58,604
Performance standby letters of credit	—	54

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(Table dollar amounts in thousands, except share data)

NOTE 16—DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Available-for-sale Securities

If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include all except preferred stock, which are Level 1 securities of available-for-sale securities. Third party vendors compile prices from various sources and may apply such techniques as matrix pricing to determine the value of identical or similar investment securities (Level 2). Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather on the investment securities’ relationship to other benchmark quoted investment securities. The following tables are as of December 31, 2012 and 2011, respectively:

		At December 31, 2012
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. government agencies	$21,430	$—	$21,430	$—
State and political subdivisions	2,909	—	2,909	—
Mortgage-backed securities – GSE residential	22,975	—	22,975	—
Preferred stock	37	37	—	—
SBA guaranteed	237	—	237	—

Total available for sale securities	$47,588	$37	$46,551	$—

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(Table dollar amounts in thousands, except share data)

NOTE 16—DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

		At December 31, 2011
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. government agencies	$9,041	$—	$9,041	$—
State and political subdivisions	12,926	—	12,926	—
Mortgage-backed securities – GSE residential	21,665	—	21,665	—
Preferred stock	25	25	—	—
SBA guaranteed	274	—	274	—

Total available for sale securities	$43,931	$25	$43,906	$—

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying December 31, 2012 and 2011 balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans (Collateral Dependent)

Loans for which it is probable that the Bank will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral-dependent loans, based on current appraisals. If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value.

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect fair value. The Company’s practice is to obtain new or updated appraisals on the loans subject to initial impairment review and then to generally update on an annual basis thereafter. The Company discounts the appraisal amount as necessary for selling costs and past due real estate taxes. If a new or updated appraisal is not available at the time of a loan’s impairment review, the Company typically applies a discount to the value of an old appraisal to reflect the property’s current estimated value if there is believed to be deterioration in either (i) the physical or economic aspects of the subject property or (ii) any market conditions. These discounts are developed by the Company’s Chief Credit Officer. The results of the impairment review results in an increase in the allowance for loan loss or in a partial charge-off of the loan, if warranted. Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method based on current appraisals.

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

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(Table dollar amounts in thousands, except share data)

NOTE 16—DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following tables are as of December 31, 2012 and 2011, respectively:

		At December 31, 2012
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Impaired loans	$5,972	$—	$—	$5,972
Other real estate owned	8,858	—	—	8,858

		At December 31, 2011
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Impaired loans	$7,008	$—	$—	$7,008
Other real estate owned	4,722	—	—	4,722

The following table presents quantitative information about unobservable inputs in recurring and nonrecurring Level 3 fair value measurements:

	As of December 31, 2012
	Fair	Valuation	Unobservable
	Value	Technique	Inputs	Range
Impaired loans	$5,972	Market comparable properties	Marketability discount	5% - 30.7%
Other real estate owned	8,858	Fair value appraisals

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(Table dollar amounts in thousands, except share data)

NOTE 16—DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2012:

		At December 31, 2012
		Fair Value Measurements Using
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$71,021	$71,021	$—	—
Interest-bearing time deposits	1,941	1,941	—	—
Securities available for sale	47,588	37	47,551	—
Loans held for sale	7,230	—	7,230	—
Loans receivable, net	194,391	—	—	196,156
Federal Home Loan Bank stock	926	—	926	—
Interest receivable	926	—	926	—
Financial liabilities
Deposits	317,204	—	318,558	—
Federal Home Loan Bank advances	9,000	—	9,189	—
Subordinated debentures	3,609	—	—	1,230
Interest payable	145	—	145	—

The carrying amount and estimated fair value of financial instruments at December 31, 2011 are as follows:

	2011
	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$44,258	$44,258
Interest-bearing time deposits	3,435	3,435
Securities available for sale	43,931	43,931
Loans held for sale	633	633
Loans receivable, net	198,110	200,526
Federal Home Loan Bank stock	5,398	5,398
Interest receivable	1,047	1,047
Financial liabilities
Deposits	301,101	303,213
Federal Home Loan Bank advances	13,000	13,356
Other borrowings	1,300	1,300
Subordinated debentures	3,609	1,189
Interest payable	248	248

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(Table dollar amounts in thousands, except share data)

NOTE 16—DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing time deposits, loans held for sale, Federal Home Loan Bank stock, interest receivable and payable, deposits due on demand, variable rate loans and other borrowings. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans and time deposits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. The fair values of fixed rate Federal Home Loan Bank advances, other borrowings and subordinated debentures are based on current rates for similar financing. The fair value of off-balance-sheet items, which is based on the current fees or cost that would be charged to enter into or terminate such arrangements, is immaterial.

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

Other assets and liabilities that are not financial instruments, such as premises and equipment, are not included in the above disclosures. Also, nonfinancial instruments typically not recognized on the balance sheets may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposits, the trained workforce, customer goodwill, and similar items.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(Table dollar amounts in thousands, except share data)

NOTE 17—CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	December 31,
	2012	2011
Assets
Cash on deposit with the Bank	$96	$900
Investment in common stock of the Bank	25,744	11,477
Other assets	139	272

Total assets	$25,979	$12,649

Liabilities
Other borrowings	$—	$1,300
Long-term debt	3,609	3,609
Other liabilities	18	490

Total liabilities	3,627	5,399
Stockholders’ Equity	22,352	7,250

Total liabilities and stockholders’ equity	$25,979	$12,649

Condensed Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2012	2011
Income	$403	$3

Expenses
Interest expense	89	149
Other expenses	146	207

Total expenses	235	356

Income (loss) before income tax expense and undistributed loss of the bank	168	(353)
Income tax expense	—	338

Income (loss) before equity in undistributed loss of the bank	168	(691)
Equity in undistributed loss of the bank	(2,629)	(10,315)

Net loss	(2,461)	(11,006)
Net change in unrealized gains (losses) on available-for-sale securities	(386)	869

Total comprehensive loss	$(2,847)	$(10,137)

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(Table dollar amounts in thousands, except share data)

NOTE 17—CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2012	2011
Operating Activities
Net loss	$(2,461)	$(11,006)
Equity in undistributed loss of the Bank	2,629	10,315
Gain on extinguishment of debt	(400)	—
Compensation cost of stock options	12	11
Other changes	41	428

Net cash used in operating activities	(179)	(252)

Investment in Bank	(17,282)	—
Financing Activities
Net capital raise proceeds	21,228	—
Repurchase TARP	(3,312)	—
Repayment of borrowings	(900)	(200)
Dividends paid on preferred stock	(359)	—

Net cash provided by (used in) financing activities	16,657	(200)

Net change in cash on deposit with the bank	(804)	(452)
Cash on deposit with the bank at beginning of year	900	1,352

Cash on deposit with the bank at end of year	$96	$900

NOTE 18—REGULATORY AND SUPERVISORY MATTERS

As previously disclosed, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order with the Federal Deposit Insurance Corporation and the Illinois Department of Financial and Professional Regulation on January 21, 2011, whereby the Bank consented to the issuance of a Consent Order (the “Order”) by the Federal Deposit Insurance Corporation and Illinois Department of Financial and Professional Regulation, without admitting or denying that grounds exist for the Federal Deposit Insurance Corporation and Illinois Department of Financial and Professional Regulation to initiate an administrative proceeding against the Bank.

The Order requires the Bank to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets within 120 days. At December 31, 2012, these capital ratios were 7.73% and 12.62%, respectively. As a result, the Bank was deemed to be “undercapitalized” as of such date pursuant to the regulatory framework for prompt corrective action and is subject to the mandatory provisions of 12 U.S.C. § 1831o and 12 C.F.R. § 325 (subpart B). These provisions included, among other things, a requirement that the Bank submit a capital restoration plan to the Federal Deposit Insurance Corporation and restrictions on the Bank’s asset growth, acquisitions, new activities, new branches, payment of dividends, declaration of capital distributions and management fees.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(Table dollar amounts in thousands, except share data)

NOTE 18—REGULATORY AND SUPERVISORY MATTERS (Continued)

The Order also required the Bank to take the following actions: ensure that the Bank has competent management in place in all executive officer positions; increase the participation of the Bank’s Board of Directors in the affairs of the Bank and in the approval of sound policies and objectives for the supervision the Bank’s activities; establish a compliance program to monitor the Bank’s compliance with the Order; increase its allowance for loan losses after application of the funds necessary to effect the charge-off of certain adversely classified loans identified in the related Report of Examination of the Federal Deposit Insurance Corporation and Illinois Department of Financial and Professional Regulation (the “ROE”); implement a program for the maintenance of an adequate allowance for loan and lease losses; adopt a written profit plan and a realistic, comprehensive budget for all categories of income and expense for calendar year 2011; charge off from its books and records any loan classified as “loss” in the ROE; adopt a written plan to reduce the Bank’s risk position in each asset in excess of $500,000 which has been classified as “substandard” or “doubtful” in the ROE; cease extending additional credit to any borrower who is already obligated in any manner to the Bank on any extension of credit that has been charged off the books of the Bank or classified as “loss” in the ROE without the prior non-objection of the Federal Deposit Insurance Corporation; not pay any dividends to the Company without prior regulatory approval; implement procedures for managing the Bank’s sensitivity to interest rate risk; provide the Company with a copy of the Order; and submit quarterly progress reports to the Federal Deposit Insurance Corporation and Illinois Department of Financial and Professional Regulation regarding the Bank’s compliance with the Order.

We have been actively working to comply with the requirements of the Order, which will remain in effect until modified or terminated by the Federal Deposit Insurance Corporation and Illinois Department of Financial and Professional Regulation. Among other things, our Board of Directors has continuously reviewed the qualifications of our management and has determined that management has the authority and ability to: (i) comply with the requirements of the Order; (ii) operate the Bank in a safe and sound manner; (iii) comply with applicable laws, rules, and regulations; and (iv) restore all aspects of the Bank to a safe and sound condition, including capital adequacy, asset quality, management effectiveness, earnings, liquidity, and sensitivity to interest rate risk. The Board has also continued its participation in the affairs of the Bank, assuming full responsibility for the approval of sound policies and objectives and for the supervision of all the Bank’s activities. In connection with its continued oversight, the Board meets no less than monthly to, at a minimum, review and approve: (i) reports of income and expenses; (ii) new, overdue, renewal, insider, charged off, and recovered loans; (iii) investment activity; (iv) the adoption or modification of operating policies; (v) individual committee reports; (vi) audit reports; (vii) internal control reviews including management responses; (viii) reconciliation of general ledger accounts; and (ix) compliance with the Order.

We have also submitted a recapitalization plan to the Federal Deposit Insurance Corporation in accordance with the terms of the Order.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(Table dollar amounts in thousands, except share data)

NOTE 18—REGULATORY AND SUPERVISORY MATTERS (Continued)

On November 13, 2012, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), pursuant to which the Company issued to investors in a private placement offering an aggregate of 4,315,300 shares of common stock at $1.00 per share, 133,411 shares of voting Series C Convertible Noncumulative Perpetual Preferred Stock (the “Series C Preferred Stock”) at $100.00 per share, 56,708 shares of nonvoting Series D Convertible Noncumulative Perpetual Preferred Stock (the “Series D Preferred Stock”) at $100.00 per share and 6,728 shares of nonvoting Series E Convertible Noncumulative Perpetual Preferred Stock (the “Series E Preferred Stock”) at $100.00 per share (the “Investment”). The closing of the Investment occurred on December 21, 2012. Costs associated with the capital raise totaled $2.8 million. The consummation of the Investment permitted us to repay a $1.3 million loan facility with an independent third party bank for $900,000 and to redeem, for $3.7 million, $6.9 million of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) issued to the Treasury, as well as accrued interest and dividends thereon, in connection with the Treasury’s Troubled Asset Relief Program (“TARP”) (such repurchase of Series A Preferred Stock and Series B Preferred Stock, the “TARP Repurchase”) while also contributing $18.5 million in proceeds to the Bank. As a result of this capital infusion, the Bank’s Tier 1 ratio was 7.73% and the Bank’s Risk-based capital ratio was 12.62% as of December 31, 2012.

In accordance with the Order, we also increased our allowance for loan and lease losses to $4,373,821 as of June 30, 2010 and to $6,604,000 as of June 30, 2011. As of December 31, 2012 our allowance for loan and lease losses was $3,032,000 and represented 1.54% of total loans and 39.03% of non-performing loans. Our Board continues to regularly approve and review our allowance for loan and lease losses in compliance with the terms of the Order.

Pursuant to the Order, we have also adopted and implemented a written profit plan and a comprehensive budget for all categories of income and expense, as well as a written plan to reduce our risk position in each asset in excess of $500,000 classified as “substandard” or “doubtful” in our report of examination preceding the Order. We have also charged off all loans classified as “loss” in the report of examination in accordance with the terms of the Order.

Any material failure to comply with the provisions of the Order could result in enforcement actions by the Federal Deposit Insurance Corporation and Illinois Department of Financial and Professional Regulation. In addition, on January 14, 2011, the Company was notified by the FRB that the overall condition of the Company and the Bank was less than satisfactory. As a result, the Company must now obtain prior written approval from the FRB prior to, among other things, making any payments related to any outstanding trust preferred securities. The Company was also required to downstream all remaining funds to the Bank with the exception of the Company’s non-discretionary payments required to be made over the next twelve months. Additionally, the Company was required to comply with (i) the provisions of Section 32 of the Federal Deposit Insurance Act and Section 225.71 of the Rules and Regulations of the Board of Governors of the Federal Reserve System with respect to the appointment of any new Company directors or the hiring or change in position of any Company senior executive officer and (ii) the restrictions on making “golden parachute” payments set forth in Section 18(k) of the Federal Deposit Insurance Act.

The consummation of the Investment, as well as the other actions described above taken by our Board of Directors and management in response to the Order, have increased our regulatory capital levels and improved the overall condition of the Company and the Bank as required by the FRB letter. However, the FRB letter will remain in effect until modified or terminated by the FRB.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 (e) promulgated under the Exchange Act) as of December 31, 2012. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter ending December 31, 2012, that have materially affected or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Based on our assessment as of December 31, 2012, we make the following assertion:

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

•

Management evaluated the Company’s internal control over financial reporting as of December 31, 2012. The assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Framework.

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The Company’s Board of Directors is currently comprised of six directors who are annually elected for a one-year term. The same individuals comprise the Board of Directors of the Company and the Bank.

Information about the Company’s directors is set forth below. Unless otherwise indicated, each person has held his or her current occupation for the past five years. The age indicated for each individual is as of December 31, 2012. The dates shown for service as a director of the Company include service as a director of the Bank.

On January 8, 2013, Donald H. Fischer retired as Chairman of the Board of Directors. In addition, on February 21, 2013, William F. Behrmann, H. David Clayton, Joseph S. Morrissey and Robert F. Haeger each retired as directors of the Company and the Bank so that the size of the Company’s and the Bank’s Board of Directors can be fixed at nine members in accordance with the terms of the Securities Purchase Agreement.

Penny A. Belke, DDS, has been a dentist and has owned and operated her practice in Glen Ellyn, Illinois since 1980. Age 61. Director since 2004.

Dr. Belke’s strong ties to the community, through her dental practice and involvement in civic organizations, provide the Board with valuable insight regarding the local business and consumer environment.

Raymond A. Dieter, MD, has been a surgeon with the DuPage Medical Group, a surgery and health care clinic located in Glen Ellyn, Illinois, since 1969. Dr. Dieter has also been President of the Center for Surgery, an outpatient and surgery clinic located in Naperville, Illinois, since 1990. Age 78. Director since 1994.

Dr. Dieter’s strong ties to the community, through his surgical practice and involvement in civic organizations, provide the Board with valuable insight regarding the local business and consumer environment.

Scott W. Hamer was named President and Chief Executive Officer of the Company and the Bank in January 2007. Mr. Hamer previously served as Vice President, Chief Financial Officer and Assistant Secretary of the Company since April 2003 and Senior Vice President, Chief Financial Officer and Chief Operations Officer of the Bank since April 2003. Age 55. Director since 2007.

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

Mary Beth Moran is a certified public accountant and registered investment advisor. She has been a partner in the CPA firm of Kirkby, Phelan and Associates, located in Bloomingdale, Illinois, since 1994. Age 42. Director since 2004.

As a certified public accountant and registered investment advisor, Ms. Moran provides the Board of Directors with experience regarding accounting and financial matters.

John M. Mulherin is of counsel with Mulherin, Rehfeldt & Varchetto, P.C., Attorneys at Law, a professional corporation engaged in the practice of law and located in Wheaton, Illinois. Mr. Mulherin continues to practice law with Mulherin, Rehfeldt & Varchetto, P.C., but no longer has an ownership interest in the firm. Age 70. Director since 1995.

As an attorney, Mr. Mulherin effectively provides the Board with important legal knowledge and insight necessary to assess issues facing a public company.

Daniel Strauss is a Portfolio Manager for Clinton Group, Inc. Mr. Strauss has served as a Senior Strategist for Clinton Group, Inc.’s private and public equity investment teams since joining the firm in 2010. Prior to that time, Mr. Strauss was an Associate in the private equity investment group of Angelo Gordon & Co. from 2008 to 2010 and served in the mergers and acquisitions group of Houlihan Lokey from 2006 to 2008. Mr. Strauss also currently serves as a director of Pacific Mercantile Bancorp (ticker: PMBC) and the Vice President of Acquisitions for ROI Acquisition Corp. (ticker: ROIQ). Age 28. Director since 2013.

Mr. Strauss’ background and experience provides the Board with important financial knowledge and insight necessary to assess issues facing a public company.

Advisory Directors

In accordance with the terms of the Securities Purchase Agreement, effective as of the closing of the Investment, Donald H. Wilson, Christopher M. Hurst, Daniel Strauss and Philip Timyan were appointed as advisory directors of the Company and the Bank pending the Company’s and the Bank’s receipt of all regulatory approvals required to appoint such individuals as directors of the Company and the Bank. The Company received the necessary regulatory approvals needed to appoint Mr. Strauss as a director on March 25, 2013, and Mr. Strauss was appointed as a full voting member of the Board of Directors effective as of that date.

Information about the Company’s advisory directors is set forth below. Unless otherwise indicated, each person has held his or her current occupation for the past five years. The age indicated for each individual is as of December 31, 2012.

Donald H. Wilson is the Chairman and Chief Executive Officer of Stone Pillar Advisors, Ltd., a financial services strategic consulting firm, and has more than 25 years of experience in the banking industry. Mr. Wilson began his career at the Federal Reserve Bank of Chicago, serving in the bank examination and economic research divisions, and has subsequently held executive management positions at several large financial institutions and financial services companies. Mr. Wilson has served as the Chairman and Chief Executive Officer of Stone Pillar Advisors, Ltd. since June 2009. Prior to that time, Mr. Wilson served as the Chief Operating Officer at Amcore Financial. Age 53.

Christopher M. Hurst is has served as an Analyst at Dune Capital, an investment research company, since October 2004. Age 44.

Philip Timyan is the retired Managing Member of Riggs Qualified Partners LLC, a position he held from 1999 to 2010. Age 55.

Executive Officers

The Board of Directors annually elects the Company’s executive officers, who serve at the Board’s discretion. Below is information regarding our executive officers who are not also directors. Each executive officer has held his current position for the last five years, unless otherwise stated. The age indicated for each individual is as of December 31, 2012.

Christopher P. Barton has been Vice President and Assistant Secretary of the Company since July 2000. In March 2003, Mr. Barton assumed the duties of Secretary of the Company and the Bank. Mr. Barton has also been Senior Vice President and Assistant Secretary of the Bank since October 1998 and was named Executive Vice President of the Bank in June 2007. Age 54.

Eric J. Wedeen has been Vice President, Chief Financial Officer and Assistant Secretary of the Company and Senior Vice President and Chief Financial Officer of the Bank since January 2007. Prior thereto, Mr. Wedeen was Vice President and Controller of Midwest Bank and Trust Company from May 2006 to January 2007 and previously was Senior Vice President and Chief Financial Officer of EFC Bancorp from December 2002 until January 2006. Age 49.

Jeffrey A. Vock has been Vice President and Assistant Secretary of the Company and Senior Vice President and Chief Credit Officer of the Bank since February 2009. Prior thereto, Mr. Vock was President of Inland Bank and Trust from October 1999 until June 2008 and previously was Senior Vice President of Inland Bank and Trust from October 1999 until June 2001. Age 54.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Pursuant to regulations promulgated under the Exchange Act, the Company’s officers, directors and persons who own more than 10% of the outstanding shares of the Company’s common stock (“Reporting Persons”) are required to file reports detailing their ownership and changes of ownership in such common stock (collectively, “Reports”), and to furnish the Company with copies of all such Reports. Based solely on its review of the copies of such Reports or written representations that no such Reports were necessary that the Company received during the past fiscal year or with respect to the last fiscal year, management believes that during the fiscal year ended December 31, 2012, all of the Reporting Persons complied with these reporting requirements.

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

Corporate Governance

The Company’s Board of Directors maintains an Audit Committee that assists the Board of Directors in its oversight of the Company’s accounting, auditing, internal control structure and financial reporting matters, the quality and integrity of the Company’s financial reports and the Company’s compliance with applicable laws and regulations. The audit committee is also responsible for engaging the Company’s independent registered public accounting firm and monitoring its conduct and independence. The Audit Committee is comprised of Mary Beth Moran, John Mulherin, Scott Hamer and advisory director Chris Hurst, with Mary Beth Moran serving as Committee Chairman. The Board of Directors has determined that Mrs. Moran is an “audit committee financial expert” as that term is defined by the applicable rules and regulations of the Securities and Exchange Commission. Although the Company’s

common stock is quoted on the OTCQB and is not presently listed on the NASDAQ Stock Market or listed on a national securities exchange, and as such is not subject to the corporate governance requirements of NASDAQ, the New York Stock Exchange or otherwise, the Company firmly believes that sound corporate governance is in its best interest and that of its stockholders. As a result, the Board of Directors has examined the composition of the Audit Committee in light of applicable federal law and the rules of the NASDAQ Stock Market governing audit committees, and has confirmed that all members of the Audit Committee are “independent” within the meaning of those rules.

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

Item 11. Executive Compensation

Summary Compensation Table

The following information is furnished for the principal executive officer and the next two most highly compensated executive officers of the Company (our named executive officers) whose total compensation for the year ended December 31, 2012 exceeded $100,000.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Options (1)($)	Restricted Stock Unit Award($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings (2)($)	All Other- Compensation (3)($)	Total ($)
Scott W. Hamer	2012	209,000	(4)	—	—	—	2,824	10,673	222,497
President & Chief Executive Officer	2011	212,200	(4)	—	—	—	2,714	8,297	223,211
Community Financial Shares, Inc.
Jeffrey A. Vock	2012	145,600		—	—	—	—	8,890	154,490
Vice President, Assistant Secretary	2011	145,600		6,413	—	—	—	9,237	167,671
Community Financial Shares, Inc.
Christopher P. Barton	2012	135,460		—	—	—	—	8,206	143,666
Vice President & Secretary	2011	135,460		4,763	—	—	—	7,508	147,731
Community Financial Shares, Inc.

(1)	These amounts reflect the aggregate grant date fair value for outstanding stock option awards granted during the year indicated, computed in accordance with FASB ASC Topic 718. For information on the assumptions used to compute the fair value, see note 14 to the consolidated financial statements. The actual value, if any, realized by an executive officer from any option will depend on the extent to which the market value of the common stock exceeds the exercise price of the option on the date the option is exercised. Accordingly, there is no assurance that the value realized by an executive officer will be at or near the value estimated above. Mr. Hamer had 500 options vest at a fair value of $3.23 and 50 options vest at a fair value of $4.28 in 2011. Mr. Vock had 200 options vest at a fair value of $2.35 in 2011.
(2)	Represents Mr. Hamer’s change in pension value and nonqualified deferred compensation earnings under the Director’s Retirement Plan.
(3)	Represents perquisites and other compensation and benefits received in 2012 as follows: Mr. Hamer – reimbursement of club dues and fees totaling $7,123 and use of Company-owned automobile valued at $3,550; Mr. Barton—use of Company-owned automobile valued at $8,206; and Mr. Vock – use of Company-owned automobile valued at $8,890.
(4)	Includes directors’ fees of $13,000 and $16,200 for 2012 and 2011, respectively.

Other Compensatory Arrangements

The Bank currently maintains change-in-control agreements with Scott W. Hamer, Christopher P. Barton, Jeffrey A. Vock and Eric J. Wedeen.

On December 31, 2006, the Company’s Board of Directors approved a compensation package for Scott W. Hamer in connection with Mr. Hamer’s appointment as President and Chief Executive Officer of the Company and the Bank. The compensation package, which was effective January 1, 2007, included an annual salary of $180,000 and reimbursement for membership dues at a local country club. The annual salary was subsequently increased to $196,000. Additionally, the package provided that Mr. Hamer would continue to be eligible for a possible annual bonus equal to up to 25% of his yearly salary, and would continue to receive as other perquisites an automobile allowance and the opportunity to participate in the benefit programs generally maintained by the Company for the benefit of its employees. Mr. Hamer’s compensation arrangement was not memorialized in a written contract.

In addition, as a component of annual compensation, (i) all officers of the Company with the title of Assistant Vice President or Vice President may receive a cash payment of up to 12% of their annual base salary, subject to the discretion of the Board of Directors as determined from time to time during the course of the year, and (ii) all officers of the Company with the title of Senior Vice President and higher may receive a cash payment of up to 25% of their annual base salary, subject to the discretion of the Board of Directors as determined from time to time during the course of the year.

Outstanding Equity Awards at Fiscal Year-End 2012

The following table provides information concerning exercisable options and unexercised options that have not vested for each named executive officer outstanding as of December 31, 2012. The table also discloses the exercise price and the expiration date.

Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Scott W. Hamer	3,700	700	$17.50	4/21/2013
Scott W. Hamer	250	550	$23.00	3/26/2017
Jeffrey A. Vock	600	1,600	$14.00	2/18/2019

Pension Benefits / Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation

The Company maintains a Profit Sharing/401(k) Plan, which is a combination of 401(k) deferrals by the employees, matching by the Company and “profit sharing” contributions by the Company, to give employees the opportunity to save for retirement on a tax-deferred basis. Total 401(k) deferrals in any taxable year may not exceed the dollar limit that is set by law. In 2012 this amount was $17,000 and $22,500 for those over the age of 50. Each year the Company may contribute matching profit sharing contributions for its employees. In 2012, the Company did not make contributions to any of the named executive officer’s individual Profit Sharing/401(k) Plan.

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

Impact of TARP Repurchase on Executive Compensation Restrictions

In connection with the Investment, the Company’s Series A Preferred Stock and Series B Preferred Stock issued by the Company to the Treasury in connection with TARP were repurchased by the Company. Accordingly, as of December 21, 2012, the Company no longer participates in the Treasury’s TARP Capital Purchase Program. During the time period in which the Company participated in the TARP Capital Purchase Program, including the majority of fiscal year 2012 and all of fiscal year 2011, the Company was subject to certain executive compensation restrictions. These restrictions include a prohibition on making any severance payment to a named executive officer or any of the next five most-highly compensated employees and a prohibition on paying or accruing any bonus, retention award or incentive compensation to, in the case of the Company, at least the most highly compensated employee, other than certain restricted stock awards.

Director Compensation

The following table provides information with respect to the compensation of our directors other than advisory directors and those who serve as named executive officers during the fiscal year ended December 31, 2012. No director listed in the table below was granted any restricted stock or option awards in fiscal year 2012.

	Fees Earned Paid in Cash ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)(1)	All Other Compensation ($)(2)	Total ($)
William Behrmann (3)	—	16,989	—	16,989
Penny Belke	15,150	5,174	—	20,324
H. David Clayton (3)	16,050	6,826	—	22,876
Raymond Dieter	—	18,976	—	18,976
Donald H. Fischer (3)	13,800	3,951	4,406	22,157
Robert Haeger (3)	15,300	3,487	—	18,787
Mary Beth Moran	15,975	2,157	—	18,132
Joseph Morrissey (3)	16,800	5,017	—	21,817
John Mulherin	16,725	4,657	—	21,382
Daniel Strauss (4)	—	—	—	—

(1)	The amount in this column represents the aggregate increase in the present value of each director’s accumulated benefit under the Director’s Retirement Plan. Also, included in this column are the earnings and fees deferred by the Director under the Company’s voluntary deferred compensation plan.
(2)	Represents reimbursement of country club dues.
(3)	Mr. Fischer retired from the board of directors effective January 8, 2013. Messrs. Behrmann, Clayton, Haeger and Morrissey retired from the board of directors effective February 21, 2013.
(4)	Mr. Strauss was appointed to the board of directors effective March 25, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table indicates, as of March 28, 2013, the number of shares of voting securities beneficially owned by each greater than five percent holder of the Company’s outstanding voting securities.

Each share of Series C Preferred Stock is convertible immediately, at the sole discretion of the holder, initially into 100 shares of Company common stock. Shares of Series D Preferred Stock and Series E Preferred Stock are convertible into shares of Series C Preferred Stock on a one-for-one basis, provided, however, that no such conversion results in any person, together with its affiliates, holding more than a 9.99% or 4.99% voting ownership interest, respectively, in the Company. Accordingly, the number of shares of common stock and percentage common stock reflected in the following table includes those shares of common stock issuable upon the conversion of shares of Series C Preferred Stock and, as applicable, shares of common stock issuable upon the conversion of shares of Series D Preferred Stock and Series E Preferred Stock. For more information on the conversion rights of the Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, see the footnotes applicable to each beneficial owner and “Description of Capital Stock—Preferred Stock—Series C Preferred Stock—Conversion Rights,” “—Series D Preferred Stock—Conversion Rights” and “—Series E Preferred Stock.”

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percent of Common Stock Beneficially Owned (1)
SBAV LP 9 West 57th Street, 26th Floor New York, New York 10019	1,943,781	(2)	24.34%
Wellington Management Company, LLP 280 Congress Street Boston, Massachusetts 02210	1,943,781	(3)	24.34%
Fullerton Capital Partners LP 100 Drakes Landing Road, Suite 300 Greenbrae, California 94904	1,943,781	(4)	24.34%
Philip J. Timyan 4324 Central Avenue Western Springs, Illinois 60558	1,500,000	(5)	19.88%
Amberley Holdings LLC 2345 Waukegan Road, Suite 165 Bannockburn, Illinois 60015	971,990	(6)	13.86%
PRB Investors LP 245 Park Avenue, 24th Floor New York, New York 10167	969,459	(7)	13.82%
Richard Jacinto II Roth IRA, FCC as Custodian 394 Saddle Back Trail Franklin Lakes, New Jersey 07417	969,459	(8)	13.82%
Otter Creek Partners I Otter Creek International LTD 222 Lakeview Avenue West Palm Beach, Florida 33401	920,000	(9)	15.22%
Gregory R. Gersack 2044 N. Wolcott Chicago, Illinois 60614	529,000	(10)	8.34%

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percent of Common Stock Beneficially Owned (1)
Sagus Financial Fund, LP 3399 Peachtree Road, Suite 1900 Atlanta, Georgia 30326	500,000	(11)	7.76%
Donald H. Wilson and Maria D. Wilson 357 Roosevelt Road Glen Ellyn, Illinois 60174	500,000	(12)	7.76%
Cultivate LLC 958 East Circle Drive Whitefish Bay, Wisconsin 53217	400,000	(13)	6.30%

(1)	Based on 6,043,688 shares of common stock outstanding as of March 28, 2013, plus all shares of common stock issuable to the shareholder upon the conversion of (i) shares of Series C Preferred Stock currently held by the shareholder and (ii) shares of Series D Preferred Stock and Series E Preferred Stock currently held by the shareholder, to the extent that such conversion is not prohibited by the blocker provisions applicable to the Series D Preferred Stock and Series E Preferred Stock. For purposes of this calculation, it is assumed that no other shareholders have converted any shares of Series C Preferred Stock, Series D Preferred Stock or Series E Preferred Stock.
(2)	Includes 1,871,300 shares of common stock issuable upon the conversion of shares of Series C Preferred Stock and 72,481 shares of common stock issuable upon the conversion of shares of Series D Preferred Stock. Excludes 4,342,319 shares of common stock issuable upon the conversion of shares of Series D Preferred Stock because the issuance of such shares is subject to a blocker provision contained in the Series D Preferred Stock that prevents the conversion of shares of Series D Preferred Stock into shares of Series C Preferred Stock if the conversion would result in the shareholder, together with its affiliates, holding more than a 9.99% voting ownership interest in the Company. Based on a Schedule 13D filed with the U.S. Securities and Exchange Commission on December 31, 2012, SBAV GP LLC (“SBAV GP”), as the general partner of SBAV and Clinton Group, Inc. (“CGI”), by virtue of being the investment manager of SBAV, have the power to vote or direct the voting and to dispose or direct the disposition of, all of the Shares beneficially owned by SBAV. George Hall, as the sole managing member of SBAV GP and President of CGI, is deemed to have shared voting power and shared dispositive power with respect to all Shares as to which SBAV, SBAV GP and CGI have voting power or dispositive power. Accordingly, SBAV, SBAV GP, CGI and Mr. Hall are deemed to have shared voting and shared dispositive power with respect to all of the Company’s securities beneficially owned by SBAV. SBAV GP, CGI and Mr. Hall disclaim beneficial ownership of any and all such securities in excess of their actual pecuniary interest therein.
(3)	Wellington Management Company, LLP (“Wellington Management”) is an investment adviser registered under the Investment Advisers Act of 1940. Wellington Management, in such capacity, may be deemed to share beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, over the shares held by its client accounts. The aggregate of 1,943,781 shares of common stock reflected in the table above as being beneficially owned by Wellington Management includes (i) 1,507,100 shares of common stock issuable upon the conversion of shares of Series C Preferred Stock and 58,377 shares of common stock issuable upon the conversion of shares of Series D Preferred Stock held by Ithan Creek Investors USB, LLC and (ii) 364,200 shares of common stock issuable upon the conversion of shares of Series C Preferred Stock and 14,104 shares of common stock issuable upon the conversion of shares of Series D Preferred Stock held by Ithan Creek Investors II USB, LLC. Excludes (i) 447,423 shares of common stock issuable upon the conversion of shares of Series D Preferred Stock held by Ithan Creek Investors USB, LLC and (ii) 108,096 shares of common stock issuable upon the conversion of shares of Series D Preferred Stock held by Ithan Creek Investors II USB, LLC, in each case, because the issuance of such shares is subject to a blocker provision contained in the Series D Preferred Stock that prevents the conversion of shares of Series D Preferred Stock into shares of Series C Preferred Stock if the conversion would result in the shareholder, together with its affiliates, holding more than a 9.99% voting ownership interest in the Company.
(4)	Includes 1,871,300 shares of common stock issuable upon the conversion of shares of Series C Preferred Stock and 72,481 shares of common stock issuable upon the conversion of shares of Series D Preferred Stock. Excludes 555,519 shares of common stock issuable upon the conversion of shares of Series D Preferred Stock because the issuance of such shares is subject to a blocker provision contained in the Series D Preferred Stock that prevents the conversion of shares of Series D Preferred Stock into shares of Series C Preferred Stock if the conversion would result in the shareholder, together with its affiliates, holding more than a 9.99% voting ownership interest in the Company.
(5)	Includes 1,500,000 shares of common stock issuable upon the conversion of shares of Series C Preferred Stock.
(6)	Includes 4,349 shares of common stock, 874,800 shares of common stock issuable upon the conversion of shares of Series C Preferred Stock and 92,781 shares of common stock issuable upon the conversion of shares of Series E Preferred Stock. Excludes 232,419 shares of common stock issuable upon the conversion of shares of Series E Preferred Stock because the issuance of such shares is subject to a blocker provision contained in the Series E Preferred Stock that prevents the conversion of shares of Series E Preferred Stock into shares of Series C Preferred Stock if the conversion would result in the shareholder, together with its affiliates, holding more than a 4.99% voting ownership interest in the Company.
(7)	Includes 926,200 shares of common stock issuable upon the conversion of shares of Series C Preferred Stock and 43,259 shares of common stock issuable upon the conversion of shares of Series E Preferred Stock. Excludes 230,541 shares of common stock issuable upon the conversion of shares of Series E Preferred Stock because the issuance of such shares is subject to a blocker provision contained in the Series E Preferred Stock that prevents the conversion of shares of Series E Preferred Stock into shares of Series C Preferred Stock if the conversion would result in the shareholder, together with its affiliates, holding more than a 4.99% voting ownership interest in the Company.

(8)	Includes 926,200 shares of common stock issuable upon the conversion of shares of Series C Preferred Stock and 43,259 shares of common stock issuable upon the conversion of shares of Series E Preferred Stock. Excludes 30,541 shares of common stock issuable upon the conversion of shares of Series E Preferred Stock because the issuance of such shares is subject to a blocker provision contained in the Series E Preferred Stock that prevents the conversion of shares of Series E Preferred Stock into shares of Series C Preferred Stock if the conversion would result in the shareholder, together with its affiliates, holding more than a 4.99% voting ownership interest in the Company.
(9)	Includes 920,000 shares of common stock.
(10)	Includes 229,000 shares of common stock and 300,000 shares of common stock issuable upon the conversion of shares of Series C Preferred Stock.
(11)	Includes 500,000 shares of common stock.
(12)	Includes 100,000 shares of common stock and 400,000 shares of common stock issuable upon the conversion of shares of Series C Preferred Stock.
(13)	Includes 100,000 shares of common stock and 300,000 shares of common stock issuable upon the conversion of shares of Series C Preferred Stock.

The following table indicates, as of March 28, 2013, the number of shares of common stock beneficially owned by each director of the Company, the named executive officers of the Company, and all directors and executive officers of the Company as a group.

Name of Beneficial Owner	Number of Shares (1)		Percent of Common Stock Outstanding (2)
Penny A. Belke, DDS	166,299		2.75
Raymond A. Dieter, Jr., MD	102,312	(3)	1.69
Scott W. Hamer	135,750		2.24
Mary Beth Moran	61,202		1.01
John M. Mulherin	20,496	(4)	0.33
Daniel Strauss	—		—
Christopher P. Barton	169,242		3.04
Jeffrey A. Vock	50,600	(5)	0.83
Eric J. Wedeen	252,200	(6)	4.00
All Directors and Executive Officers as a Group (9 Persons)	958,101		15.09%

(1)	Includes shares issuable pursuant to stock options currently exercisable within 60 days of March 28, 2013, as follows: Mr. Hamer—3,950 shares, Mr. Vock—600 shares and Mr. Wedeen—2,200 shares.
(2)	Based on 6,043,688 shares of common stock outstanding as of March 28, 2013 for all directors and executive officers except for Messrs. Vock and Wedeen. For Mr. Vock, based on 6,043,688 shares of common stock outstanding as of March 28, 2013 plus 50,000 shares of common stock issuable upon the conversion of shares of Series C Preferred Stock held by Mr. Vock. For Mr. Wedeen, based on 6,043,688 shares of common stock outstanding as of March 28, 2013 plus 250,000 shares of common stock issuable upon the conversion of shares of Series C Preferred Stock held by Mr. Wedeen.
(3)	Includes 2,776 shares held in a trust of which Dr. Dieter is trustee.
(4)	Includes 4,112 shares held in joint tenancy of which Mr. Mulherin has shared investment and voting power and 1,208 shares held by Mr. Mulherin’s spouse in an IRA.
(5)	Includes 50,000 shares of common stock issuable upon the conversion of shares of Series C Preferred Stock. Each share of Series C Preferred Stock is convertible immediately, at the sole discretion of the holder, initially into 100 shares of Company common stock.
(6)	Includes 250,000 shares of common stock issuable upon the conversion of shares of Series C Preferred Stock. Each share of Series C Preferred Stock is convertible immediately, at the sole discretion of the holder, initially into 100 shares of Company common stock.

Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Equity Compensation Plan information as of December 31, 2012

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans*
	A	B	C
Equity compensation plans approved by security holders	31,180	$18.78	86,195
Equity compensation plans not approved by security holders	—	N/A	—

Total	31,180	$18.78	86,195

*	Excluding securities reflected in column A.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Loans and Extensions of Credit

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

The aggregate outstanding balance of loans by the Bank to directors, executive officers and their related parties was $2.4 million at December 31, 2012. All loans made by the Bank to related persons have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Bank.

Other Transactions

Since January 1, 2010, there have been no transactions and there are no currently proposed transactions in which we were or are to be a participant and the amount involved exceeds $120,000, and in which any of our executive officers or directors had or will have a direct or indirect material interest.

Corporate Governance

The Board of Directors has determined that all directors other than Mr. Hamer, whom we have employed as President and Chief Executive Officer since January 1, 2007, are independent under the listing requirements of the NASDAQ Stock Market and applicable federal law.

Although our common stock is quoted on the OTCQB and is not presently listed on the NASDAQ Stock Market or listed on a national securities exchange, and as such is not subject to the corporate governance requirements of NASDAQ, the New York Stock Exchange or otherwise, we firmly believe that sound corporate governance is in our best interest and that of our stockholders. To that end, the Board of Directors has adopted the definition of director independence that is set forth in NASDAQ’s listing standards. There are no Company directors currently serving as a director of any other public company. In determining the independence of its directors, the Board of Directors considered loans that the Bank directly or indirectly made to directors Belke, Hamer, Moran and Mulherin. All loans made by the Bank to related persons have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Bank.

John M. Mulherin is of-counsel with Mulherin, Rehfeldt & Varchetto, a professional corporation engaged in the practice of law, and has provided regular legal counsel to the Company and the Bank in the ordinary course of business. Fees paid to Mulherin, Rehfeldt & Varchetto in 2011 totaled $13,695. Robert F. Haeger, who retired as a director effective February 21, 2013, is a Principal with Langan, Haeger, Vincent & Born and has provided Directors and Officers Liability, property/casualty and auto coverage to the Bank in the ordinary course of business. General insurance coverage paid to Langan, Haeger, Vincent & Born in 2011 totaled $179,819. We believe that the fees paid to Mulherin, Rehfeldt & Varchetto and Langan, Haeger, Vincent & Born were based on normal terms and conditions as would apply to unaffiliated clients of those firms.

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2012 and December 31, 2011 by BKD LLP:

	2012	2011
Audit Fees(1)	$87,000	$61,480
Tax Fees(2)	8,280	14,460
All Other Fees	19,425	750

Total Fees	$114,705	$76,690

(1)	Includes fees for professional services rendered for audits of the Company’s consolidated financial statements and internal control over financial reporting, reviews of condensed consolidated financial statements included in the Company’s Forms 10-Q, and assistance with regulatory filings. All of the fees were pre-approved by the Audit Committee in accordance with the Committee’s pre-approval policy.
(2)	Includes fees primarily related to tax return preparation and review and tax planning and advice.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011.
Consolidated Statements of Operations for the years ended December 31, 2012 and 2011.
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2012 and 2011.
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012 and 2011.
Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011.

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

COMMUNITY FINANCIAL SHARES, INC.
Registrant

By	/s/ Scott W. Hamer
President and Chief Executive
Officer
Date	March 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 2013 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Scott W. Hamer	Director, President and Chief Executive Officer (Principal Executive Officer)
Scott W. Hamer

/s/ Eric J. Wedeen	Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)
Eric J. Wedeen

/s/ Penny A. Belke	Director
Penny A. Belke

/s/ Raymond A. Dieter, Jr.	Director
Raymond A. Dieter, Jr.

/s/ Mary Beth Moran	Director
Mary Beth Moran

/s/ John M. Mulherin	Director
John M. Mulherin

/s/ Daniel Strauss	Director
Daniel Strauss

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Community Financial Shares, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012)

3.2	Amended and Restated Bylaws of Community Financial Shares, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 14, 2012)

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 2005)

4.2	Community Bank–Wheaton/Glen Ellyn Non-Qualified Stock Option Plan, as amended effective November 29, 2006 (Incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K for the year ended December 31, 2006)

4.3	Certificate of Designations establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Community Financial Shares, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 20, 2009)

4.4	Form of Stock Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Community Financial Shares, Inc. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 20, 2009)

4.5	Certificate of Designations establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series B, of Community Financial Shares, Inc. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 20, 2009)

4.6	Form of Stock Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B, of Community Financial Shares, Inc. (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 20, 2009)

4.7	Certificate of Designations establishing Series C Convertible Noncumulative Perpetual Preferred Stock of Community Financial Shares, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 26, 2012)

4.8	Form of Stock Certificate for Series C Convertible Noncumulative Perpetual Preferred Stock of Community Financial Shares, Inc. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on December 26, 2012)

4.9	Certificate of Designations establishing Series D Convertible Noncumulative Perpetual Preferred Stock of Community Financial Shares, Inc. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 26, 2012)

4.10	Form of Stock Certificate for Series D Convertible Noncumulative Perpetual Preferred Stock of Community Financial Shares, Inc. (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on December 26, 2012)

4.11	Certificate of Designations establishing Series E Convertible Noncumulative Perpetual Preferred Stock of Community Financial Shares, Inc. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 26, 2012)

4.12	Form of Stock Certificate for Series C Convertible Noncumulative Perpetual Preferred Stock of Community Financial Shares, Inc. (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on December 26, 2012) Form of Rights Certificate (Filed herewith)

10.1	Securities Purchase Agreement, dated as of November 13, 2012, between Community Financial Shares, Inc. and the purchasers identified therein (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 14, 2012)

10.2	Registration Rights Agreement, dated as of November 13, 2012, between Community Financial Shares, Inc. and the purchasers identified therein (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 14, 2012)

10.3	Securities Purchase Agreement, dated as of November 13, 2012, between Community Financial Shares, Inc. and the U.S. Department of Treasury (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 14, 2012)

10.4	Consent Order issued by the Federal Deposit Insurance Corporation and Illinois Department of Financial and Professional Regulation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2011)

10.5	Stipulation and Consent to the Issuance of a Consent Order dated January 21, 2011 between the Federal Deposit Insurance Corporation and Illinois Department of Financial and Professional Regulation and Community Bank – Wheaton/Glen Ellyn, Glen Ellyn, Illinois (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 26, 2011)

10.6	Form of Community Bank Directors Retirement Plan Agreement (Incorporated by reference to Exhibit 10.0 to the Company’s Form 10-KSB for the year ended December 31, 2000)*

10.7	Form of Community Bank Directors Deferred Compensation Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2005)*

10.8	Change in Control Agreement between Community Bank – Wheaton/Glen Ellyn and Scott W. Hamer (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2011)*

10.9	Change in Control Agreement between Community Bank – Wheaton/Glen Ellyn and Eric J. Wedeen (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2008)*

10.10	Change in Control Agreement between Community Bank – Wheaton/Glen Ellyn and Christopher P. Barton (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 2011)*

10.11	Change in Control Agreement between Community Bank – Wheaton/Glen Ellyn and Jeffrey A. Vock (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2011)*

10.12	Executive Compensation Supplemental Benefit Agreement between Community Bank – Wheaton/Glen Ellyn and Scott W. Hamer (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2011)*

10.13	Consent Order issued by the Federal Deposit Insurance Corporation and Illinois Department of Financial and Professional Regulation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2011)

21.1	Subsidiaries of Registrant

23.1	Consent of BKD LLP (Filed herewith)

31.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

99.1	31 C.F.R. Section 30.15 Certificate of Chief Executive Officer (Filed herewith)

99.2	31 C.F.R. Section 30.15 Certificate of Chief Financial Officer (Filed herewith)

101.1**	The following materials for year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
**	Furnished, not filed.