Form 10-Q
period 2013-03-31
COMMUNITY FINANCIAL SHARES INC
filed 2013-05-14
CIK 1123735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2013
Common Stock, no par value per share	6,043,688 shares

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and due from banks	$3,067	$4,487
Interest-bearing deposits	46,349	66,146

Cash and cash equivalents	49,416	71,021

Interest-bearing time deposits	2,190	1,941
Securities available for sale	72,745	47,588
Loans held for sale	2,015	7,230
Loans, less allowance for loan losses of $3,708 and $3,032 at March 31, 2013 and December 31, 2012, respectively	196,080	194,391
Foreclosed assets, net	7,465	9,012
Federal Home Loan Bank stock	926	926
Premises and equipment, net	14,580	14,724
Cash value of life insurance	6,478	6,421
Interest receivable and other assets	2,575	1,922

Total assets	$354,470	$355,176

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$322,704	$317,204
Federal Home Loan Bank advances	4,500	9,000
Subordinated debentures	3,609	3,609
Interest payable and other liabilities	3,199	3,011

Total liabilities	334,012	332,824

Commitments and contingent liabilities

Shareholders’ equity
Common stock - no par value, 75,000,000 shares authorized; 6,043,688 and 5,560,567 shares issued and outstanding	—	—
Preferred stock - $1.00 par value, $100 liquidation preference 1,000,000 shares authorized; 196,847 shares issued and outstanding	197	197
Paid-in capital	26,756	26,270
Accumulated deficit	(6,655)	(4,346)
Accumulated other comprehensive income	160	231

Total shareholders’ equity	20,458	22,352

Total liabilities and shareholders’ equity	$354,470	$355,176

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2013 and 2012

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Interest and dividend income
Interest and fees on loans	$2,604	$2,812
Securities:
Taxable	236	225
Exempt from federal income tax	41	107
Other interest income	42	37

Total interest and dividend income	2,923	3,181
Interest expense
Deposits	401	466
Federal Home Loan Bank advances and other borrowed funds	39	100
Subordinated debentures	17	20

Total interest expense	457	586

Net interest income	2,466	2,595
Provision for loan losses	1,030	180

Net interest after provision for loan losses	1,436	2,415
Non-interest income
Service charges on deposit accounts	86	97
Gain on sale of loans	483	196
Gain on sale of securities	7	—
Write-down on other real estate owned	(842)	(192)
Loss on sale of foreclosed assets	(320)	—
Other non-interest income	229	261

Total non-interest income	(357)	362

Non-interest expense
Salaries and employee benefits	1,596	1,404
Net occupancy and equipment expense	327	331
Data processing expense	330	300
Advertising and promotions	54	59
Professional fees	318	254
FDIC insurance premiums	206	296
Other real estate owned expenses	163	107
Other operating expenses	349	327

Total non-interest expense	3,343	3,078

Loss before income taxes	(2,264)	(301)
Income taxes	45	37

Net loss	(2,309)	(338)

Preferred stock dividend and accretion	—	(112)

Net loss available to common shareholders	$(2,309)	$(450)

Loss per share
Basic	$(0.41)	$(0.36)
Diluted	$(0.41)	$(0.36)

Average shares outstanding basic	5,576,671	1,245,267
Average shares outstanding diluted	5,576,671	1,245,267
Dividends per share	$0.00	$0.00

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three Months Ended March 31, 2013 and 2012

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net loss	$(2,309)	$(338)
Other comprehensive loss:
Unrealized holding losses arising during the period:
Unrealized net losses	(109)	(94)
Related income tax expense	42	36

Net unrealized losses	(67)	(58)
Less: reclassification adjustment for net gains realized during the period
Realized net gains	7	—
Related income tax expense	(3)	—

Net realized gains	4	—

Other comprehensive loss	(71)	(58)

Comprehensive loss	$(2,380)	$(396)

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2013 and 2012

(In thousands, except share and per share data)

(Unaudited)

	Number of Common Shares	Preferred Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance at January 1, 2013	5,560,567	$197	$26,270	$(4,346)	$231	$22,352
Net loss	—	—	—	(2,309)	—	(2,309)
Other comprehensive loss	—	—	—	—	(71)	(71)
Net proceeds of rights offering	483,121	—	483	—	—	483
Amortization of stock option expense	—	—	3	—	—	3

Balance at March 31, 2013	6,043,688	$197	$26,756	$(6,655)	$160	$20,458

Balance at January 1, 2012	1,245,267	$7	$12,033	$(5,407)	$617	$7,250
Net loss	—	—	—	(338)	—	(338)
Other comprehensive loss	—	—	—	—	(58)	(58)
Preferred stock dividends (5%)	—		—	(95)	—	(95)
Discount on preferred stock	—	—	17	(17)	—	—
Amortization of stock option expense	—	—	3	—	—	3

Balance at March 31, 2012	1,245,267	$7	$12,053	$(5,857)	$559	$6,762

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2013 and 2012

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,309)	$(338)
Adjustments to reconcile net loss to net cash from (used in) operating activities
Amortization on securities, net	102	49
Depreciation	155	164
Provision for loan losses	1,030	180
Gain on sale of securities	(7)	—
Write-down on other real estate owned	842	—
Loss on sale of foreclosed assets	320	—
Gain on sale of loans	(483)	(196)
Originations of loans for sale	(15,548)	(9,574)
Proceeds from sales of loans	21,245	9,770
Compensation cost of stock options	3	3
Change in cash value of life insurance	(57)	(60)
Change in interest receivable and other assets	(927)	(1,252)
Change in interest payable and other liabilities	188	638

Net cash from (used in) operating activities	4,554	(616)
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing time deposits	(249)	249
Purchases of securities available for sale	(36,762)	(9,538)
Proceeds from maturities and calls of securities available for sale	3,391	2,836
Proceeds from sales of securities available for sale	8,003	—
Proceeds from Federal Home Loan Bank stock redemption	—	2,234
Proceeds from sale of other real estate owned	1,620	—
Net change in loans	(3,634)	2,728
Property and equipment expenditures, net	(11)	(73)

Net cash used in investing activities	(27,642)	(1,564)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in:
Non-interest bearing and interest-bearing demand deposits and savings	4,964	6,419
Certificates and other time deposits	536	1,898
Proceeds of rights offering	483	—
Repayments of borrowings	(4,500)	—

Net cash from financing activities	1,483	8,317

Change in cash and cash equivalents	(21,605)	6,137
Cash and cash equivalents at beginning of period	71,021	44,258

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,416	$50,395

Supplemental disclosures
Interest paid	$641	$562
Income taxes paid	—	—
Transfers from loans to foreclosed assets	916	1,030

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

March 31, 2013 and 2012

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are consistent with those used in the preparation of annual consolidated financial statements. The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management of Community Financial Shares, Inc. (the “Company”), for a fair statement of results for the interim periods presented. Results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial period and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the U.S. Securities and Exchange Commission on March 29, 2013. The condensed consolidated balance sheet of the Company as of December 31, 2012 has been derived from the audited consolidated balance sheet as of that date.

NOTE 2 – LOSS PER SHARE

The following is an analysis of the Company’s basic and diluted loss per common share, reflecting the application of the two-class method as of March 31, 2013:

Net loss available for distribution	$(2,309)
Dividends and undistributed loss allocated to participating securities	—

Loss attributable to common shareholders	$(2,309)

Average common shares outstanding for basic earnings per share	5,576,671
Effect of dilutive convertible preferred stock	—
Effect of dilutive stock options	—

Average common and common-equivalent shares for dilutive earnings per share	5,576,671

Basic	$(0.41)
Diluted	$(0.41)

The following are the factors used in the loss per share common share computation for the three months ended March 31, 2012:

Basic
Net loss	$(338)
Less: Accretion of discount on preferred stock	(17)
Dividends on preferred stock	(95)

Net loss available to common shareholders	$(450)

Weighted-average common shares outstanding	1,245,267

Basic loss per share	$(0.36)

Diluted
Net loss	$(338)
Less: Accretion of discount on preferred stock	(17)
Dividends on preferred stock	(95)

Net loss available to common shareholders	$(450)

Weighted-average common shares outstanding for basic loss per share	1,245,267
Add dilutive effects of assumed exercise of stock options	—

Average shares and dilutive potential common shares	1,245,267

Diluted loss per share	$(0.36)

There were 30,180 and 32,330 anti-dilutive shares at March 31, 2013 and 2012, respectively.

NOTE 3 – CAPITAL ADEQUACY AND REGULATORY AND SUPERVISORY MATTERS

At the dates indicated, the capital ratios of Community Bank-Wheaton/Glen Ellyn (the “Bank”), the wholly owned subsidiary of the Company, were as follows:

	March 31, 2013		December 31, 2012
	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$26,240	11.8%	$28,321	12.6%
Tier I capital (to risk-weighted assets)	23,446	10.5%	25,514	11.4%
Tier I capital (to average assets)	23,446	6.8%	25,514	7.7%

At March 31, 2013, regulatory approval is required for all dividend declarations by both the Bank and the Company.

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

Among other things, the Order requires the Bank to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets within 120 days. On November 13, 2012, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), pursuant to which the Company issued to investors in a private placement offering an aggregate of 4,315,300 shares of common stock at $1.00 per share, 133,411 shares of Series C Convertible Noncumulative Perpetual Preferred Stock at $100.00 per

share, 56,708 shares of Series D Convertible Noncumulative Perpetual Preferred Stock at $100.00 per share and 6,728 shares of Series E Convertible Noncumulative Perpetual Preferred Stock at $100.00 per share (the “Investment”). The closing of the Investment occurred on December 21, 2012. The consummation of the Investment permitted us to repay a $1.3 million loan facility with an independent third party bank for $900,000 and to redeem, for $3.7 million, $6.9 million of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) issued to the U.S. Department of the Treasury (the “Treasury”), as well as accrued interest and dividends thereon, in connection with the Treasury’s Troubled Asset Relief Program (“TARP”) such repurchase of Series A Preferred Stock and Series B Preferred Stock, while also contributing $18.5 million in proceeds to the Bank. As a result of this capital infusion, the Banks’s Tier 1 ratio was 7.7% and the Bank’s Risk-based capital ratio was 12.6% as of December 31, 2012. In addition, on March 28, 2013, the Company sold 483,121 shares of common stock at $1.00 per share in a rights offering (the “Rights Offering”) in accordance with the terms of the Securities Purchase Agreement. As a result of these capital infusions, the Bank’s Tier 1 ratio was 6.8% and the Bank’s Total Risk-based capital ratio was 11.8% as of March 31, 2013.

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

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The fair value of securities available for sale at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U. S. government agencies	$12,396	$1	$(77)
State and political subdivisions	8,268	62	(15)
Mortgage-backed securities – Government sponsored entities (GSE) residential	48,705	348	(82)
Preferred stock	65	50	—
SBA guaranteed	3,311	2	(28)

	$72,745	$463	$(202)

	December 31, 2012
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U. S. government agencies	$21,430	$29	$(67)
State and political subdivisions	2,909	72	—
Mortgage-backed securities – GSE residential	22,975	338	(20)
Preferred stock	37	22	—
SBA guaranteed	237	3	(1)

	$47,588	$464	$(88)

Securities classified as U. S. government agencies include notes issued by government-sponsored enterprises such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank. The SBA-guaranteed securities are pools of loans guaranteed by the Small Business Administration.

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012:

	March 31, 2013
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. government agencies	$10,399	$(77)	$—	$—	$10,399	$(77)
State and political subdivisions	2,107	(15)	—	—	2,107	(15)
Mortgage-backed securities – GSE residential	13,288	(77)	—	—	13,288	(77)
Mortgage-backed securities – GSE commercial	574	(5)			574	(5)
SBA guaranteed	3,083	(28)	—	—	3,083	(28)

Total temporarily impaired securities	$29,451	$(202)	$—	$—	$29,478	$(202)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$11,406	$(67)	$—	$—	$11,406	$(67)
Mortgage-backed securities – GSE residential	3,637	(20)	14	—	3,651	(20)
SBA Guaranteed	—	—	25	(1)	25	(1)

Total temporarily impaired securities	$15,043	$(87)	$39	$(1)	$15,082	$(88)

Unrealized gains and losses within the investment portfolio are determined to be temporary. The Company performed an evaluation of its investments for other than temporary impairment and there was no impairment identified during the three months ended March 31, 2013. The entire portfolio is classified as available for sale, however, management has no specific intent to sell any securities, and it is more likely than not that the Company will not have to sell any security before recovery of its amortized cost basis.

The fair values of securities available for sale at March 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$298	$304
Due after one year through five years	1,101	1,117
Due after five years through ten years	4,477	4,470
Due after ten years	14,817	14,773

Mortgage-backed securities	48,439	48,705
SBA guaranteed	3,337	3,311
Preferred stock	15	65

	$72,484	$72,745

Securities with a carrying value of approximately $17.9 million at March 31, 2013 were pledged to secure public deposits and Federal Home Loan Bank advances as well as for other purposes as required or permitted by law.

Sales activities for securities for the three months ended March 31, 2013 and 2012 is shown in the following table:

	Three Months Ended March 31,
	2013	2012
Sales proceeds	$8,003	$—
Gross gains on sales	7	—

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

Loans consisted of the following at March 31, 2013 and December 31, 2012, respectively:

	March 31, 2013	December 31, 2012
Real estate
Commercial	$97,014	$96,588
Construction	3,233	3,615
Residential	24,022	20,875
Home equity	49,140	50,444

Total real estate loans	173,409	171,522
Commercial	24,890	24,388
Consumer	1,299	1,313

Total loans	199,598	197,223
Deferred loan costs, net	190	200
Allowance for loan losses	(3,708)	(3,032)

Loans, net	$196,080	$194,391

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

The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2013	$2,432
New loans including renewals	66
Payments, etc., including renewals	(725)

Balances, March 31, 2013	$1,773

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three months ended March 31, 2013 and 2012:

	March 31, 2013
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Total

Balance at beginning of period	$621	$1,386	$53	$21	$305	$646	$3,032

Provision for loan losses	(44)	288	(5)	2	501	288	1,030
Charge-offs	—	(122)	—	(2)	—	(242)	(366)
Recoveries	—	8	—	2	2	—	12

Balance at end of period	$577	$1,560	$48	$23	$808	$692	$3,708

Ending balance: individually evaluated for impairment	$—	$399	$—	$—	$611	$414	$1,424

Ending balance: collectively evaluated for impairment	$577	$1,161	$48	$23	$197	$278	$2,284

Total Loans:
Ending balance	$24,890	$97,014	$3,233	$1,299	$24,022	$49,140	$199,598

Ending balance: individually evaluated for impairment	$1,788	$3,586	$—	$—	$3,013	$1,389	$9,776

Ending balance: collectively evaluated for impairment	$23,102	$93,428	$3,233	$1,299	$21,009	$47,751	$189,822

	March 31, 2012
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Total

Balance at beginning of period	$695	$4,171	$1,768	$18	$804	$1,398	$8,854
Provision for loan losses	(1)	180	6	2	(50)	43	180
Charge-offs	—	(1,212)	(1,740)	—	(401)	—	(3,353)
Recoveries	—	—	—	—	14	—	14

Balance at end of period	$694	$3,139	$34	$20	$367	$1,441	$5,695

Ending balance: individually evaluated for impairment	$39	$1,869	$—	$—	$71	$1,114	$3,093

Ending balance: collectively evaluated for impairment	$655	$1,270	$34	$20	$296	$327	$2,602

Total Loans:
Ending balance	$25,480	$93,547	$2,441	$1,419	$20,421	$57,487	$200,795

Ending balance: individually evaluated for impairment	$39	$3,928	$34	$—	$2,592	$3,096	$9,689

Ending balance: collectively evaluated for impairment	$25,441	$89,619	$2,407	$1,419	$17,829	$54,391	$191,106

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2012:

	2012
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Total

Balance at beginning of period	$695	$4,171	$1,768	$18	$804	$1,398	$8,854
Provision for loan losses	203	810	25	15	535	(121)	1,467
Charge-offs	(295)	(3,611)	(1,740)	(12)	(1,067)	(638)	(7,363)
Recoveries	18	16	—	—	33	7	74

Balance at end of period	$621	$1,386	$53	$21	$305	$646	$3,032

Ending balance: individually evaluated for impairment	$—	$154	$—	$—	$147	$368	$669

Ending balance: collectively evaluated for impairment	$621	$1,232	$53	$21	$158	$278	$2,363

Total Loans:
Ending balance	$24,388	$96,588	$3,615	$1,313	$20,875	$50,444	$197,223

Ending balance: individually evaluated for impairment	$—	$4,034	$—	$—	$2,970	$1,717	$8,721

Ending balance: collectively evaluated for impairment	$24,388	$92,554	$3,615	$1,313	$17,905	$48,727	$188,502

The following table summarizes the Company’s nonaccrual loans by class at March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
Real estate loans:
Commercial	$2,699	$3,143
Residential	2,610	2,565
Home equity	1,390	1,717

Total	$6,699	$7,425

The following table presents impaired loans as of March 31, 2013:

				Three Months Ended March 31,
				2013		2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,788	$1,788	$—	$1,823	$19	$—	$—
Commercial real estate	1,804	2,149	—	1,898	9	—	—
Construction	—	—	—	—	—	29	—
Residential	1,065	1,065	—	1,065	5	2,351	—
HELOC	166	166	—	166	—	497	—

Subtotal	4,823	5,168	—	4,952	33	2,877	—

With an allowance recorded:
Commercial	—	—	—	—	—	39	—
Commercial real estate	1,781	2,150	399	1,848	—	3,933	4
Residential	1,948	2,166	611	2,009	—	241	—
HELOC	1,224	1,224	414	1,226	—	2,604	—

Subtotal	4,953	5,540	1,424	5,083	—	6,817	4

Total Impaired Loans	$9,776	$10,708	$1,424	$10,035	$33	$9,694	$4

The following table presents impaired loans as of December 31, 2012:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$890	$890	$—	$678	$24
Residential	1,008	1,008	—	951	28
HELOC	181	181	—	165	—

Subtotal	2,079	2,079	—	1,794	52

With an allowance recorded:
Commercial real estate	3,144	4,878	154	4,620	64
Residential	1,962	2,180	147	1,512	43
HELOC	1,536	1,536	368	2,024	15

Subtotal	6,642	8,594	669	8,155	122

Total Impaired Loans	$8,721	$10,673	$669	$9,949	$174

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

The following tables summarize credit quality of the Company at March 31, 2013 and December 31, 2012:

	March 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial	$22,607	$238	$2,045	$—	$—	$24,890
Real estate loans:
Construction	3,233	—	—	—	—	3,233
Commercial real estate	91,000	3,315	2,699	—	—	97,014
Residential	19,935	1,477	2,610	—	—	24,022
Home equity	47,721	30	1,389	—	—	49,140
Consumer	1,299	—	—	—	—	1,299

Total	$185,795	$5,060	$8,743	$—	$—	$199,598

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial	$23,882	$247	$259	$—	$—	$24,388
Real estate loans:
Construction	3,615	—	—	—	—	3,615
Commercial real estate	90,102	3,342	3,144	—	—	96,588
Residential mortgage	16,833	1,477	2,565	—	—	20,875
Home equity	48,469	258	1,717	—	—	50,444
Consumer	1,313	—	—	—	—	1,313

Total	$184,214	$5,324	$7,685	$—	$—	$197,223

The following tables summarize past due aging of the Company’s loan portfolio at March 31, 2013 and December 31, 2012:

	March 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing

Commercial	$—	$186	$—	$186	$24,704	$24,890	$—
Real estate loans:
Construction	—	—	—	—	3,233	3,233	—
Commercial real estate	529	—	2,699	3,228	93,786	97,014	—
Residential	224	460	2,627	3,311	20,711	24,022	16
Home equity	407	100	1,492	1,999	47,141	49,140	103
Consumer	—	—	—	—	1,299	1,299	—

Total	$1,160	$746	$6,818	$8,724	$190,874	$199,598	$119

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing

Commercial	$140	$—	$—	$140	$24,248	$24,388	$—
Real estate loans:
Construction	—	—	—	—	3,615	3,615	—
Commercial real estate	373	—	3,144	3,517	93,071	96,588	—
Residential mortgage	461	58	2,583	3,102	17,773	20,875	18
Home equity	186	76	2,040	2,302	48,142	50,444	324
Consumer	—	—	—	—	1,313	1,313	—

Total	$1,160	$134	$7,767	$9,061	$188,162	$197,223	$342

The Company may grant a concession or modification for economic or legal reasons related to a borrower’s financial condition that it would not otherwise consider resulting in a modified loan which is then identified as a troubled debt restructuring (“TDR”). The Company may modify loans through interest rate reductions, short-term extensions of maturity, interest only payments, or payment modifications to better match the timing of cash flows due under the modified terms with the cash flows from the borrowers’ operations. Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. TDRs are considered impaired loans for purposes of calculating the Company’s allowance for loan losses.

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

The following table summarizes the loans that have been restructured as TDRs during the three months ended March 31, 2012. In addition, there were no loans restructured as TDRs during the three months ended March 31, 2013.

	Three months ended March 31, 2012
	Count	Balance Prior to TDR	Balance after TDR
Commercial	1	$458	$458
Real estate loans:
Commercial real estate	4	4,827	4,827
Construction	2	343	343
Residential	3	3,118	3,118

Total	10	$8,746	$8,746

The following table sets forth the Company’s TDRs that had payment defaults during the three months ended March 31, 2013. Default occurs when a TDR is 90 days or more past due, transferred to non-accrual status, or transferred to other real estate owned within twelve months of restructuring.

	Count	Default Balance
Real estate loans:
Commercial real estate	2	$2,713
Residential	3	1,936

Total	5	$4,649

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

Available-for-sale Securities

If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 1 security includes preferred stock. Level 2 securities include certain collateralized mortgage and debt obligations, municipal securities, U.S. government agencies and SBA securities. Third party vendors compile prices from various sources and may apply such techniques as matrix pricing to determine the value of identical or similar investment securities (Level 2). Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather on the investment securities’ relationship to other benchmark quoted investment securities. The following tables are as of March 31, 2013 and December 31, 2012, respectively:

		At March 31, 2013
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agencies	$12,396	$—	$12,396	$—
State and political subdivisions	8,268	—	8,268	—
Mortgage-backed securities – GSE residential	48,705	—	48,705	—
Preferred stock	65	65	—	—
SBA guaranteed	3,311	—	3,311	—

Total available-for-sale securities	$72,745	$65	$72,680	$—

		At December 31, 2012
		Fair Value Measurements Using
	Fair
	Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agencies	$21,430	$—	$21,430	$—
State and political subdivisions	2,909	—	2,909	—
Mortgage-backed securities – GSE residential	22,975	—	22,975	—
Preferred stock	37	37	—	—
SBA guaranteed	237	—	237	—

Total available-for-sale securities	$47,588	$37	$46,551	$—

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying March 31, 2013 and December 31, 2012 balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

		At March 31, 2013
		Fair Value Measurements Using
	Fair
	Value	Level 1	Level 2	Level 3

Impaired loans	$4,954	—	—	$4,954
Other real estate owned	6,557	—	—	6,557

		At December 31, 2012
		Fair Value Measurements Using
	Fair
	Value	Level 1	Level 2	Level 3

Impaired loans	$5,972	—	—	$5,972
Other real estate owned	8,858	—	—	8,858

The following table presents quantitative information about unobservable inputs in recurring and nonrecurring Level 3 fair value measurements:

	As of March 31, 2013
	Fair	Valuation	Unobservable
	Value	Technique	Inputs	Range
Impaired loans	$4,954	Market comparable properties	Marketability discount	5% - 30.7%

Other real estate owned	6,557	Fair value appraisals

	As of December 31, 2012
	Fair	Valuation	Unobservable
	Value	Technique	Inputs	Range
Impaired loans	$5,972	Market comparable properties	Marketability discount	5% - 30.7%

Other real estate owned	$8,858	Fair value appraisals

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

Other Real Estate Owned

Other real estate owned (“OREO”) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired. Estimated fair value of OREO is based on appraisals or evaluations. OREO is classified within Level 3 of the fair value hierarchy. Appraisals of OREO are obtained when the real estate is acquired and subsequently as deemed by the Chief Credit Officer (CCO). Appraisals are reviewed for accuracy and consistency by the CCO. Appraisers are selected from the list of approved appraisers maintained by management.

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2013:

		At March 31, 2013
		Fair Value Measurements Using
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$49,416	$49,416	$—	$—
Interest-bearing time deposits	2,190	2,190	—	—
Securities available for sale	72,745	65	72,680	—
Loans held for sale	2,015	—	2,015	—
Loans receivable, net	196,080	—	—	197,857
Federal Home Loan Bank stock	926	—	926	—
Interest receivable	1,027	—	1,027	—

Financial liabilities
Deposits	322,704	—	324,299	—
Federal Home Loan Bank advances	4,500	—	4,625	—
Subordinated debentures	3,609	—	—	1,238
Interest payable	139	—	139	—

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

NOTE 7 – TARP CAPITAL PURCHASE PROGRAM

On May 15, 2009, the Company entered into a Letter Agreement and related Securities Purchase Agreement with the Treasury in accordance with the terms of the Treasury’s TARP Capital Purchase Program. Pursuant to the Letter Agreement and Securities Purchase Agreement, the Company issued 6,970 shares of Series A Preferred Stock, and a warrant for the purchase of 349 shares of Series B Preferred Stock (the “Warrant”) to the Department of Treasury for an aggregate purchase price of $6,970,000 in cash. As part of the transaction, the Department of Treasury exercised the Warrant and received 349 shares of Series B preferred stock.

On November 13, 2012, the Company entered into a securities purchase agreement with the Treasury pursuant to which, it agreed to repurchase the shares of Series A Preferred Stock and Series B Preferred Stock it previously issued pursuant to the TARP Capital Purchase Program for $3.3 million plus an amount equal to 45% of the accrued and unpaid interest and dividends on such shares of Series A Preferred Stock and Series B Preferred Stock. On December 21, 2012, immediately following the consummation of the Investment, the Company redeemed, the $6.9 million of Series A Preferred Stock and Series B Preferred Stock previously issued to the Treasury for an aggregate of $3.7 million, which included the discounted accrued and unpaid dividends on the Series A Preferred Stock and Series B Preferred Stock.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In October 2012, the Financial Accounting Standards Board (the “FASB”) issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections. This ASU amends various SEC paragraphs pursuant to Staff Accounting Bulletin (SAB) 114, SEC Release No. 33-9250, and ASU 2010-22, which amend or rescind portions of certain SAB Topics. These amendments are presented in two sections: Amendments to the FASB Accounting Standards Codification and Amendments to the XBRL Taxonomy. The Company adopted this ASU with no material effect on its financial condition or results of operations.

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

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission, including in the Section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the U.S. Securities and Exchange Commission on March 29, 2013.

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

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

Total assets at March 31, 2013 were $354.5 million, which represented a decrease of $706,000, or 0.2%, compared to $355.2 million at December 31, 2012. The decrease in total assets was primarily due to decreases in cash and cash equivalents and foreclosed assets. Cash and cash equivalents decreased $21.6 million, or 30.4%, to $49.4 million at March 31, 2013 from $71.0 million at December 31, 2012 and foreclosed assets decreased $1.5 million, or 17.2%, to $7.5 million at March 31, 2013 from $9.0 million at December 31, 2012. Included in foreclosed assets at March 31, 2013 are five one-to-four family residences, six commercial real estate properties and two parcels of land. These decreases in cash and cash equivalents and foreclosed assets were partially offset by increases in investment securities and loans receivable. Investment securities increased $25.1 million, or 52.9%, to $72.7 million at March 31, 2013 from $47.6 million at December 31, 2012 primarily as a result of the net effect of a $25.7 million increase in mortgage-backed securities, a $5.4 million increase in municipal securities and a $9.0 million decrease in U.S. agency securities. The increase in investment securities was driven by the Company’s investment of excess liquidity generated from an increase in deposits and from the deployment of the proceeds from the Investment in December 2012 during the three months ended March 31, 2013. Loans receivable increased $1.7 million, or 0.9%, to $196.1 million at March 31, 2013 from $194.4 million at December 31, 2012.

Total liabilities at March 31, 2013 were $334.0 million, which represented an increase of $1.2 million, or 0.4%, compared to $332.8 million at December 31, 2012. Deposits increased $5.5 million, or 1.7%, to $322.7 million at March 31, 2013 from $317.2 million at December 31, 2012. This increase in deposits primarily consisted of increases in regular savings accounts of $4.0 million, or 6.1%, to $69.1 million at March 31, 2013 from $65.1 million at December 31, 2012 and money market accounts of $1.8 million, or 4.2%, to $45.2 million at March 31, 2013 from $43.4 million at December 31, 2012. The percentage of regular savings accounts to total deposits increased to 21.4% at March 31, 2013 from 20.5% at December 31, 2012 and the percentage of certificates of deposit to total deposits decreased slightly to 29.2% at March 31, 2013 from 29.6% at December 31, 2012. Borrowed money, consisting solely of Federal Home Loan Bank advances decreased $4.5 million, or 50.0%, to $4.5 million at March 31, 2013 from $9.0 million at December 31, 2012.

Stockholders’ equity decreased $1.9 million, or 8.5%, to $20.5 million at March 31, 2013 from $22.4 million at December 31, 2012. The decrease in stockholders’ equity was primarily due to the Company’s $2.3 million net loss for the three months ended March 31, 2013. In addition, the Company’s accumulated other comprehensive income relating to the change in fair value of its available-for-sale investment portfolio decreased $71,000 for the three months ended March 31, 2013. Partially offsetting these decreases was a $486,000 increase in paid-in capital primarily due to proceeds from the rights offering, which was completed in March 2013.

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012

General. The Company’s net loss for the three months ended March 31, 2013 totaled $2.3 million compared to a net loss of $338,000 for the three months ended March 31, 2012. Due to the effect of preferred stock dividends, net loss available to common shareholders totaled $450,000 for the three months ended March 31, 2012. This represents a basic and diluted loss per share of $0.41 for the three months ended March 31, 2013 compared to basic and diluted loss per share of $0.36 for the three months ended March 31, 2012. The increase in net loss during the three months ended March 31, 2013 is primarily the result of the combined effect of an $850,000 increase in provision for loan losses, a $265,000 increase in noninterest expense and a $129,000 decrease in net interest income.

Net interest income. The following table summarizes interest and dividend income and interest expense for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$2,604	$2,812	$(208)	(7.40%)
Securities:
Taxable	236	225	11	4.89
Exempt from federal tax	41	107	(66)	(61.68)
Other interest income	42	37	5	13.51

Total interest and dividend income	2,923	3,181	(258)	(8.11)

Interest expense:
Deposits	401	466	(65)	(13.95)
Federal Home Loan Bank advances and other borrowings	39	100	(61)	(61.00)
Subordinated debentures	17	20	(3)	(15.00)

Total interest expense	457	586	(129)	(22.01)

Net interest income	$2,466	$2,595	$(129)	(4.97)

The following table summarizes average balances and annualized average yields or costs for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013			2012
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Taxable securities	$52,790	$236	1.81%	$35,070	$225	2.58%
Tax-exempt securities	4,048	41	4.15	9,278	107	4.61
Loan receivables (1)	199,076	2,604	5.31	206,073	2,812	5.47
Interest-bearing deposits	58,383	41	0.29	42,935	36	0.33
FHLB stock	926	1	0.46	4,269	1	0.13

Total interest-earning assets	315,223	2,923	3.76	297,625	3,181	4.29

Interest-bearing liabilities:
NOW accounts	75,367	50	0.27	75,788	69	0.36
Regular savings	66,749	55	0.33	57,058	56	0.39
Money market accounts	44,085	50	0.46	42,430	73	0.69
Certificates of deposit	94,616	246	1.06	93,329	268	1.15
FHLB advances and other	5,850	39	2.67	14,300	100	2.80
Subordinated debentures	3,609	17	1.95	3,609	20	2.18

Total interest-bearing liabilities	$290,276	457	0.64	$286,514	586	0.82

Net interest income		$2,466			$2,595

Net interest spread			3.12%			3.47%

Net interest income to average interest-earning assets			3.17%			3.50%

(1)	The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.

Interest Income. Interest income decreased $258,000 to $2.9 million for the three months ended March 31, 2013 from $3.2 million for the three months ended March 31, 2012. The average yield on interest-earning assets decreased 53 basis points to 3.76% for the three months ended March 31, 2013 from 4.29% for the comparable prior year period. In addition, interest-earning assets increased $17.6 million to $315.2 million for the three months ended March 31, 2013 from $297.6 million for the prior year period.

Interest and fees on loans decreased $208,000, or 7.4%, to $2.6 million for the three months ended March 31, 2013, compared to $2.8 million for the comparable prior year period. This decrease resulted from a decrease in the average balance of loans of $7.0 million to $199.1 million for the three months ended March 31, 2013 from $206.1 million for the comparable prior year period. In addition, the average loan yield decreased 16 basis points to 5.31% for the three months ended March 31, 2013 from 5.47% for the comparable prior year period. Interest on taxable securities increased $11,000 for the three months ended March 31, 2013 compared to the comparable prior year period. This increase is primarily due to an increase in average balance of taxable securities of $17.7 million to $52.8 million for the three months ended March 31, 2013 from $35.1 million for the comparable prior year period. Partially offsetting this was a decrease in the average yield on taxable securities of 77 basis points to 1.81% for the three months ended March 31, 2013 from 2.58% for the comparable prior year period.

Interest Expense. Interest expense decreased by $129,000, or 22.0%, to $457,000 for the three months ended March 31, 2013, from $586,000 for the three months ended March 31, 2012. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities of 18 basis points to 0.64% for the three months ended March 31, 2013 from 0.82% for the comparable prior year period. This decrease is primarily due to a decrease in overall market rates. The average balance of interest bearing liabilities increased $3.8 million to $290.3 million for the three months ended March 31, 2013 from $286.5 million for the comparable prior year period. Interest expense resulting from Federal Home Loan Bank advances, subordinated debentures and other borrowings decreased $64,000 during the three months ended March 31, 2013. The average balance on these borrowings decreased $8.4 million to $9.5 million for the three months ended March 31, 2013 from $17.9 million for the comparable prior year period. In addition, there was a decrease in the average cost of these borrowings of 28 basis points to 2.40% for the three months ended March 31, 2013 from 2.68% for the comparable period in 2012.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses decreased $129,000, or 5.0%, to $2.5 million for the three months ended March 31, 2013 compared to $2.6 million for the comparable period in 2012. The Company’s net interest margin expressed as a percentage of average interest-earning assets decreased to 3.17% for the three months ended March 31, 2013 as compared to 3.50% for the three months ended March 31, 2012. The yield on average interest-earning assets decreased 53 basis points to 3.76% for the three months ended March 31, 2013 from 4.29% for the comparable period ended March 31, 2012. The yield on taxable securities decreased 77 basis points to 1.81% for the three months ended March 31, 2013 from 2.58% for the comparable prior year period. The yield on average loans decreased to 5.31% for the three months ended March 31, 2013 from 5.47% for the three months ended March 31, 2012. In addition, there was an 18 basis point decrease in the cost of average interest-bearing liabilities to 0.64% for the three months ended March 31, 2013 as compared to 0.82% for the comparable 2012 period.

Provision for Loan Losses. The Bank’s provision for loan losses increased to $1.0 million for the three months ended March 31, 2013 from $180,000 for the comparable period in 2012. The $850,000 increase in the provision was the result of management’s quarterly analysis of the allowance for loan losses. At March 31, 2013, December 31, 2012 and March 31, 2012, nonperforming loans totaled $6.7 million, $7.4 million and $7.7 million, respectively. At March 31, 2013, the ratio of the allowance for loan losses to nonperforming loans was 55.4% compared to 39.0% at December 31, 2012 and 73.6% at March 31, 2012. The ratio of the allowance to total loans was 1.85%, 1.54% and 2.76%, at March 31, 2013, December 31, 2012 and March 31, 2012, respectively. The decrease from March 31, 2012 to March 31, 2013 is primarily due to reserves established in prior periods on loans which were charged off in 2012.

Nonperforming loans decreased $726,000, or 9.8%, to $6.7 million at March 31, 2013 from $7.4 million at December 31, 2012. The largest component of nonperforming loans is commercial real estate loans, which decreased $442,000, or 14.2%, to $2.7 million, or 40.3% of total nonperforming loans, at March 31, 2013, from $3.1 million, or 42.3% of total nonperforming loans at December 31, 2012. Nonperforming home equity lines of credit decreased $327,000, or 19.0%, to $1.4 million at March 31, 2013 from $1.7 million at December 31, 2012.

Nonperforming residential mortgage loans increased $45,000, or 1.8%, to $2.6 million at March 31, 2013 from December 31, 2012. Charge-offs, net of recoveries, totaled $354,000 for the three months ended March 31, 2013 compared to $3.3 million for the three months ended March 31, 2012. Nonperforming loans are loans that are ninety days past due and placed on nonaccrual status. Management continues to take aggressive actions in identifying and disposing of problem credits.

The amounts of the provision and allowance for loan losses are influenced by a number of factors, including current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. Should the local economic climate continue to deteriorate, borrowers may experience increased difficulties paying off loans and the level of non-performing loans, charge-offs, and delinquencies could continue to rise, which would require us to further increase the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions. Management believes that, based on information available at March 31, 2013, the Bank’s allowance for loan losses was adequate to cover probable incurred losses inherent in its loan portfolio at that time. However, no assurances can be given that the Bank’s level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance will not be necessary if economic or other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance. In addition, the FDIC and IDFPR, as an integral part of their examination processes, periodically reviews the Bank’s allowance for loan losses and may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management.

Noninterest Income

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$86	$97	$(11)	(11.34%)
Gain on sale of loans	483	196	287	146.43
Gain on sale of securities	7	—	7	—
Write-down on other real estate owned	(842)	(192)	(650)	338.54
Loss on sale of foreclosed assets	(320)	—	(320)	—
Other non-interest income	229	261	(32)	(12.26)

Total non-interest income	$(357)	$362	$(719)	(198.62)

Noninterest income (loss) totaled ($357,000) and $362,000 for the three months ended March 31, 2013 and 2012, respectively. Gain on sale of loans increased $287,000 to $483,000 for the three months ended March 31, 2013 from $196,000 for the comparable prior year period. Loss on sale of foreclosed assets increased to $320,000 for the three months ended March 31, 2013 as compared to the prior year period. In addition, write-downs on other real estate owned increased $650,000 to $842,000 for the three months ended March 31, 2013 from $192,000 for the comparable prior year period.

Noninterest Expense

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$1,596	$1,404	$192	13.68%
Net occupancy and equipment expense	327	331	(4)	(1.21)
Data processing expense	330	300	30	10.00
Advertising and promotions	54	59	(5)	(8.48)
Professional fees	318	254	64	25.20
FDIC insurance premiums	206	296	(90)	(30.41)
Other real estate owned expenses	163	107	56	52.34
Other operating expenses	349	327	22	6.73

Total non-interest expenses	$3,343	$3,078	$265	8.61

Noninterest expense increased by $265,000 to $3.3 million for the three months ended March 31, 2013 from the comparable prior year period. Salaries and employee benefits expenses increased by $192,000, or 13.7%, to $1.6 million for the three months ended March 31, 2012. This increase is primarily due to planned personnel growth in the Bank’s expanding mortgage department. FDIC insurance premiums decreased by $90,000, or 30.4%, to $206,000 for the three months ended March 31, 2013 compared to $296,000 for the prior year period. Other real estate owned expenses increased to $163,000 for the three months ended March 31, 2013 compared to $107,000 for the prior year period. Occupancy and advertising expenses decreased $4,000 and $5,000 to $327,000 and $54,000, respectively for the three months ended March 31, 2013 compared to the prior year period. Offsetting this decrease was and increase of $30,000 in data processing. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Expense. The Company recorded income tax expense of $45,000 for the three months ended March 31, 2013, despite a $2.3 million pre-tax loss during that period due to the establishment of a valuation allowance against the Company’s deferred tax assets. The tax expense occurred due to a decrease in the Company’s deferred tax liability for available-for-sale securities. A valuation allowance totaling $978,000 was established on the Company’s deferred tax asset for the three months ended March 31, 2013. As of March 31, 2013 the Company’s deferred tax assets are fully reserved. Under generally accepted accounting principles, income tax benefits and the related tax assets are only allowed to be recognized if they will more likely than not be fully utilized. In each future accounting period, the Company’s management will consider both positive and negative evidence when considering the ability of the Company to utilize its net deferred tax asset. Any subsequent reduction in the valuation allowance would lower the amount of income tax expense recognized in the Company’s consolidated statements of operations in future periods. However, if operating losses continue into the future, there can be no guarantee that an additional valuation allowance against the deferred tax assets will be necessary. Income tax expense totaled $37,000 for the three months ended March 31, 2012.

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2012, which was filed with the U.S. Securities and Exchange Commission on March 29, 2013. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company’s primary source of funds is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is generally restricted under applicable law to net profits in the current year plus those for the previous two years. At March 31, 2013, the Company had liquid assets of $350,000.

Contractual Obligations

The following table discloses contractual obligations of the Company as of March 31, 2013:

		Payments Due By Year
(Dollars in Thousands)	2013	2014	2015	2016	2017	2018 and after	Total

Federal Home Loan Bank advances	$—	$2,500	$2,000	$—	$—	$—	$4,500
Subordinated debentures	—	—	—	—		3,609	3,609
Data Processing (1), (2)	400	—	—	—	—	—	400

Total	$400	$2,500	$2,500	$—	$—	$3,609	$8,509

(1)	Estimated contract amount based on transaction volume. Actual expense was $737,000 and $751,000 in 2012 and 2011, respectively.
(2)	Contract expires September 30, 2013.

Off-balance-sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see Note 15 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 29, 2013. We currently have no plans to engage in hedging activities in the future. For the year ended December 31, 2012 and for the three months ended March 31, 2013, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Interest Rate Risk

For a discussion of the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity. Based on, among other factors, such reviews, management believes that there have been no material changes in the market risk of the Company’s asset and liability position since December 31, 2012.

ITEM 4:	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

On May 13, 2013, the Company notified the trustee for Community Financial Shares Statutory Trust II that, beginning with the June 15, 2013 payment period, the Company will defer all payments of interest on the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2037 for an indefinite period of time.

ITEM 6.	EXHIBITS

10.1	Advisory Services Agreement by and among Stone Pillar Advisors, Ltd., Community Financial Shares, Inc. and Community Bank-Wheaton/Glen Ellyn

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL SHARES, INC.
(Registrant)

/s/ Scott W. Hamer
Scott W. Hamer
Dated: May 14, 2013
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Eric J. Wedeen
Eric J. Wedeen
Dated: May 14, 2013
Chief Financial Officer
(Principal Financial Officer)