Form 10-Q
period 2013-06-30
COMMUNITY FINANCIAL SHARES INC
filed 2013-08-13
CIK 1123735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-51296

COMMUNITY FINANCIAL SHARES, INC.

(Exact name of registrant as specified in its charter)

Maryland	36-4387843
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

357 Roosevelt Road Glen Ellyn, Illinois	60137
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2013
Common Stock, $0.01 par value per share	6,268,688 shares

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and due from banks	$3,696	$4,875
Interest-bearing deposits	32,103	66,146

Cash and cash equivalents	35,799	71,021
Interest-bearing time deposits	1,941	1,941
Securities available for sale	87,824	47,588
Loans held for sale	3,777	7,230
Loans, less allowance for loan losses of $2,434 and $3,032 at June 30, 2013 and December 31, 2012, respectively	194,960	194,391
Foreclosed assets, net	7,031	9,012
Federal Home Loan Bank stock	926	926
Premises and equipment, net	14,454	14,724
Cash value of life insurance	6,536	6,421
Interest receivable and other assets	3,359	1,922

Total assets	$356,607	$355,176

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$327,041	$317,204
Federal Home Loan Bank advances	4,500	9,000
Subordinated debentures	3,609	3,609
Interest payable and other liabilities	2,728	3,011

Total liabilities	337,878	332,824
Commitments and contingent liabilities
Shareholders’ equity
Common stock - $0.01 and no par value, 75,000,000 shares authorized; 6,243,688 and 5,560,567 shares issued and outstanding	—	—
Preferred stock - $1.00 par value, $100 liquidation preference 1,000,000 shares authorized; 194,847 and 196,847 shares issued and outstanding	195	197
Paid-in capital	26,761	26,270
Accumulated deficit	(7,135)	(4,346)
Accumulated other comprehensive income (loss)	(1,092)	231

Total shareholders’ equity	18,729	22,352

Total liabilities and shareholders’ equity	$356,607	$355,176

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2013 and 2012

(In thousands, except share and per share data)

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Interest and dividend income
Interest and fees on loans	$2,671	$2,758	$5,275	$5,570
Securities:
Taxable	278	243	513	469
Exempt from federal income tax	73	94	115	201
Other interest income	36	42	79	79

Total interest and dividend income	3,058	3,137	5,982	6,319
Interest expense
Deposits	367	451	769	917
Federal Home Loan Bank advances and other borrowed funds	26	97	64	197
Subordinated debentures	17	19	35	39

Total interest expense	410	567	868	1,153

Net interest income	2,648	2,570	5,114	5,166
Provision for loan losses	270	777	1,300	957

Net interest income after provision for loan losses	2,378	1,793	3,814	4,209
Non-interest income
Service charges on deposit accounts	85	94	171	191
Gain on sale of loans	289	184	771	380
Gain on sale of securities	48	141	55	141
Write-down on other real estate owned	(23)	(232)	(865)	(424)
Gain/(Loss) on sale of foreclosed assets	(18)	5	(338)	5
Other non-interest income	253	284	482	545

Total non-interest income	634	476	276	838

Non-interest expense
Salaries and employee benefits	1,520	1,408	3,116	2,813
Net occupancy and equipment expense	328	318	655	649
Data processing expense	338	312	669	612
Advertising and promotions	36	79	90	138
Professional fees	397	270	714	524
FDIC insurance premiums	206	297	412	593
Other real estate owned expenses	158	165	320	272
Other operating expenses	408	371	757	699

Total non-interest expense	3,391	3,220	6,733	6,300

Loss before income taxes	(379)	(951)	(2,643)	(1,253)
Income taxes	101	(63)	146	(27)

Net loss	(480)	(888)	(2,789)	(1,226)

Preferred stock dividend and accretion	—	(113)	—	(225)

Net loss available to common shareholders	$(480)	$(1,001)	$(2,789)	$(1,451)

Loss per share
Basic	$(0.08)	$(0.80)	$(0.48)	$(1.16)
Diluted	$(0.08)	$(0.80)	$(0.48)	$(1.16)
Average shares outstanding basic	6,116,215	1,245,267	5,847,934	1,245,267
Average shares outstanding diluted	6,116,215	1,245,267	5,847,934	1,245,267
Dividends per share	$0.00	$0.00	$0.00	$0.00

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three and Six Months Ended June 30, 2013 and 2012

(In thousands, except share and per share data)

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Net loss	$(480)	$(888)	$(2,789)	$(1,226)
Other comprehensive loss:
Unrealized holding gains/(losses) arising during the period:
Unrealized net gains/(losses)	(1,995)	304	(2,104)	210
Related income tax benefit/(expense)	774	(114)	816	(78)

Net unrealized gains/(losses)	(1,221)	190	(1,288)	132
Less: reclassification adjustment for net gains realized during the period
Realized net gains	48	141	55	141
Related income tax expense	(17)	(51)	(20)	(51)

Net realized gains	31	90	35	91

Other comprehensive income/(loss)	(1,252)	100	(1,323)	42

Comprehensive loss	$(1,732)	$(778)	$(4,112)	$(1,184)

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2013 and 2012

(In thousands, except share and per share data)

(Unaudited)

	Number of Common Shares	Preferred Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balance at January 1, 2013	5,560,567	$197	$26,270	$(4,346)	$231	$22,352
Net loss	—	—	—	(2,789)	—	(2,789)
Other comprehensive loss	—	—	—	—	(1,323)	(1,323)
Net proceeds of rights offering	483,121	—	483	—	—	483
Preferred stock conversion to common	200,000	(2)	2	—	—	—
Amortization of stock option expense	—	—	6	—	—	6
Balance at June 30, 2013	6,243,688	$195	$26,761	$(7,135)	$(1,092)	$18,729

Balance at January 1, 2012	1,245,267	$7	$12,033	$(5,407)	$617	$7,250
Net loss	—	—	—	(1,226)	—	(1 226)
Other comprehensive income	—	—	—	—	42	42
Preferred stock dividends (5%)	—		—	(190)	—	(190)
Discount on preferred stock	—	—	35	(35)	—	—
Amortization of stock option expense	—	—	8	—	—	8

Balance at June 30, 2012	1,245,267	$7	$12,076	$(6,858)	$659	$5,884

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2013 and 2012

(In thousands)

(Unaudited)

	Six Months
	Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,789)	$(1,226)
Adjustments to reconcile net loss to net cash from (used in) operating activities
Amortization on securities, net	273	109
Depreciation	310	327
Provision for loan losses	1,300	957
Gain on sale of securities	(55)	(141)
Write-down on other real estate owned	865	424
(Gain)/loss on sale of foreclosed assets	338	(5)
Gain on sale of loans	(771)	(380)
Originations of loans for sale	(29,805)	(18,897)
Proceeds from sales of loans	34,029	19,276
Compensation cost of stock options	6	8
Change in cash value of life insurance	(115)	(121)
Change in interest receivable and other assets	(939)	(3,324)
Change in interest payable and other liabilities	(283)	553

Net cash from (used in) operating activities	2,364	(2,440)
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing time deposits	—	1,245
Purchases of securities available for sale	(57,868)	(26,193)
Proceeds from maturities and calls of securities available for sale	7,192	13,659
Proceeds from sales of securities available for sale	8,063	4,392
Proceeds from Federal Home Loan Bank stock redemption	—	2,892
Proceeds from sale of other real estate owned	3,057	281
Net change in loans	(3,810)	3,230
Property and equipment expenditures, net	(40)	(186)

Net cash used in investing activities	(43,406)	(680)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in:
Non-interest bearing and interest-bearing demand deposits and savings	9,303	8,807
Certificates and other time deposits	534	2,348
Proceeds of rights offering	483	—
Repayments of borrowings	(4,500)	—

Net cash from financing activities	5,820	11,155

Change in cash and cash equivalents	(35,222)	8,035
Cash and cash equivalents at beginning of period	71,021	44,258

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,799	$52,293

Supplemental disclosures
Interest paid	$868	$1,100
Income taxes paid	—	—
Transfers from loans to foreclosed assets	1,941	2,053

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

June 30, 2013 and 2012

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are consistent with those used in the preparation of annual consolidated financial statements. The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management of Community Financial Shares, Inc. (the “Company”), for a fair statement of results for the interim periods presented. Results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period.

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

NOTE 2 – LOSS PER SHARE

The following is an analysis of the Company’s basic and diluted loss per common share, reflecting the application of the two-class method as of June 30, 2013:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Net loss available for distribution	$(480)	$(2,789)
Dividends and undistributed loss allocated to participating securities	—	—

Loss attributable to common shareholders	$(480)	$(2,789)

Average common shares outstanding for basic earnings per share	6,116,215	5,847,934
Effect of dilutive convertible preferred stock	—	—
Effect of dilutive stock options	—	—

Average common and common-equivalent shares for dilutive earnings per share	6,116,215	5,847,934

Basic	$(0.08)	$(0.48)
Diluted	$(0.08)	$(0.48)

The Company’s preferred shareholders are eligible to participate in dividends as the common shareholders.

The following are the factors used in the loss per share common share computation for the three and six months ended June 30, 2012:

	Three Months June 30, 2012	Six Months June 30, 2012
Basic
Net loss	$(888)	$(1,226)
Less: Accretion of discount on preferred stock	(18)	(35)
Dividends on preferred stock	(95)	(190)

Net loss available to common shareholders	$(1,001)	$(1,451)

Weighted-average common shares outstanding	1,245,267	1,245,267

Basic loss per share	$(0.80)	$(1.16)

Diluted
Net loss	$(888)	$(1,226)
Less: Accretion of discount on preferred stock	(18)	(35)
Dividends on preferred stock	(95)	(190)

Net loss available to common shareholders	$(1,001)	$(1,451)

Weighted-average common shares outstanding for basic loss per share	1,245,267	1,245,267
Add dilutive effects of assumed exercise of stock options	—	—

Average shares and dilutive potential common shares	1,245,267	1,245,267

Diluted loss per share	$(0.80)	$(1.16)

There were 25,280 and 31,330 anti-dilutive shares at June 30, 2013 and 2012, respectively.

NOTE 3 – CAPITAL ADEQUACY AND REGULATORY AND SUPERVISORY MATTERS

At the dates indicated, the capital ratios of Community Bank-Wheaton/Glen Ellyn (the “Bank”), the wholly owned subsidiary of the Company, were as follows:

	June 30, 2013		December 31, 2012
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$25,555	11.4%	$28,321	12.6%
Tier I capital (to risk-weighted assets)	23,121	10.3%	25,514	11.4%
Tier I capital (to average assets)	23,121	6.7%	25,514	7.7%

At June 30, 2013, regulatory approval is required for all dividend declarations by both the Bank and the Company.

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

Among other things, the Order required the Bank to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets within 120 days. On November 13, 2012, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), pursuant to which the Company issued to investors in a private placement offering an aggregate of 4,315,300 shares of common stock at $1.00 per share, 133,411 shares of Series C Convertible Noncumulative Perpetual Preferred Stock (“Series C Preferred Stock”) at $100.00 per share, 56,708 shares of Series D Convertible Noncumulative Perpetual Preferred (“Series D Preferred Stock”) Stock at $100.00 per share and 6,728 shares of Series E Convertible Noncumulative Perpetual Preferred Stock (“Series E Preferred Stock”) at $100.00 per share (the “Investment”). The closing of the Investment occurred on December 21, 2012.

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

As a result of the investment, the Banks’s Tier 1 ratio was 7.7% and the Bank’s Risk-based capital ratio was 12.6% as of December 31, 2012. In addition, on March 28, 2013, the Company sold 483,121 shares of common stock at $1.00 per share in a rights offering (the “Rights Offering”) in accordance with the terms of the Securities Purchase Agreement. As a result of these capital infusions, the Bank’s Tier 1 ratio was 6.7% and the Bank’s Total Risk-based capital ratio was 11.4% as of June 30, 2013.

Under the Securities Purchase Agreement, certain purchasers were permitted to purchase additional shares of Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, as applicable, in a subsequent second closing to the extent their ownership interests in the Company were diluted by the issuance of shares in the Rights Offering. On July 17, 2013, the Company consummated the second closing, pursuant to which it issued to two investors an aggregate of 1,192 shares of Series C Preferred Stock at $100.00 per share and 1,385 shares of Series D Preferred Stock at $100.00 per share for gross proceeds of $257,700. Including the second closing, gross proceeds of the Investment and the Rights Offering totaled $24.7 million.

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

NOTE 4 - SECURITIES AVAILABLE FOR SALE

The fair value of securities available for sale at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U. S. government agencies	$11,645	$—	$(828)
State and political subdivisions	12,227	56	(379)
Mortgage-backed securities – Government sponsored entities	57,530	189	(752)
Preferred stock	19	16	—
SBA guaranteed	6,403	4	(89)

	$87,824	$265	$(2,048)

	December 31, 2012
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U. S. government agencies	$21,430	$29	$(67)
State and political subdivisions	2,909	72	—
Mortgage-backed securities – GSE residential	22,975	338	(20)
Preferred stock	37	22	—
SBA guaranteed	237	3	(1)

	$47,588	$464	$(88)

Securities classified as U. S. government agencies include notes issued by government-sponsored enterprises such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank. The SBA-guaranteed securities are pools of loans guaranteed by the Small Business Administration.

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. government agencies	$11,645	$(828)	$—	$—	$11,645	$(828)
State and political subdivisions	9,238	(379)	—	—	9,238	(379)
Mortgage-backed securities – GSE	43,600	(752)	—	—	43,600	(752)
SBA guaranteed	5,659	(89)	—	—	5,659	(89)

Total temporarily impaired securities	$70,142	$(2,048)	$—	$—	$70,142	$(2,048)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$11,406	$(67)	$—	$—	$11,406	$(67)
Mortgage-backed securities – GSE residential	3,637	(20)	14	—	3,651	(20)
SBA Guaranteed	—	—	25	(1)	25	(1)

Total temporarily impaired securities	$15,043	$(87)	$39	$(1)	$15,082	$(88)

Unrealized gains and losses within the investment portfolio are determined to be temporary. The Company performed an evaluation of its investments for other than temporary impairment and there was no impairment identified during the six months ended June 30, 2013. The entire portfolio is classified as available for sale, however, management has no specific intent to sell any securities, and it is more likely than not that the Company will not have to sell any security before recovery of its amortized cost basis.

The fair values of securities available for sale at June 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$329	$331
Due after one year through five years	1,450	1,444
Due after five years through ten years	7,675	7,435
Due after ten years	15,568	14,662
Mortgage-backed securities	58,093	57,530
SBA guaranteed	6,488	6,403
Preferred stock	4	19

	$89,607	$87,824

Securities with a carrying value of approximately $21.1 million at June 30, 2013 were pledged to secure public deposits and Federal Home Loan Bank advances as well as for other purposes as required or permitted by law.

Sales activities for securities for the three and six months ended June 30, 2013 and 2012 are shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Sales proceeds	$59	$4,392	$8,063	$4,392
Gross gains on sales	48	141	55	141

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

Loans consisted of the following at June 30, 2013 and December 31, 2012, respectively:

	June 30,	December 31,
	2013	2012
Real estate
Commercial	$101,200	$96,588
Construction	3,801	3,615
Residential	22,041	20,875
Home equity	46,888	50,444

Total real estate loans	173,930	171,522
Commercial	21,934	24,388
Consumer	1,335	1,313

Total loans	197,199	197,223
Deferred loan costs, net	195	200
Allowance for loan losses	(2,434)	(3,032)

Loans, net	$194,960	$194,391

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

The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2013	$2,432
New loans including renewals	66
Payments including renewals	(941)

Balances, June 30, 2013	$1,557

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Total
Balance at beginning of period	$577	$1,560	$48	$23	$808	$692	$3,708
Provision for loan losses	63	122	15	8	15	46	270
Charge-offs	(186)	(235)	—	(12)	(661)	(462)	(1,556)
Recoveries	—	6	—	—	6	—	12

Balance at end of period	$454	$1,453	$63	$19	$168	$277	$2,434

	Six Months Ended June 30, 2013
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Total
Balance at beginning of period	$621	$1,386	$53	$21	$305	$646	$3,032
Provision for loan losses	19	412	10	11	690	158	1,300
Charge-offs	(186)	(357)	—	(14)	(835)	(530)	(1,922)
Recoveries	—	12	—	1	8	3	24

Balance at end of period	$454	$1,453	$63	$19	$168	$277	$2,434

Ending balance: individually evaluated for impairment	$—	$223	$—	$—	$—	$18	$241

Ending balance: collectively evaluated for impairment	$454	$1,230	$63	$19	$168	$259	$2,193

Total Loans:
Ending balance	$21,934	$101,200	$3,801	$1,335	$22,041	$46,888	$197,199

Ending balance: individually evaluated for impairment	$1,603	$2,250	$—	$—	$402	$505	$4,760

Ending balance: collectively evaluated for impairment	$20,331	$98,950	$3,801	$1,335	$21,639	$46,383	$192,439

	Three Months Ended June 30, 2012
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Total
Balance at beginning of period	$694	$3,139	$34	$20	$367	$1,441	$5,695
Provision for loan losses	244	551	(6)	2	(43)	29	777
Charge-offs	(295)	(644)	—	(4)	(55)	(325)	(1,323)
Recoveries	9	4	—	—	6	—	19

Balance at end of period	$652	$3,050	$28	$18	$275	$1,145	$5,168

	Six Months Ended June 30, 2012
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Total
Balance at beginning of period	$695	$4,171	$1,768	$18	$804	$1,398	$8,854
Provision for loan losses	243	732	—	4	(94)	72	957
Charge-offs	(295)	(1,857)	(1,740)	(4)	(456)	(325)	(4,677)
Recoveries	9	4	—	—	21	—	34

Balance at end of period	$652	$3,050	$28	$18	$275	$1,145	$5,168

Ending balance: individually evaluated for impairment	$—	$1,743	$—	$—	$25	$838	$2,606

Ending balance: collectively evaluated for impairment	$652	$1,307	$28	$18	$250	$307	$2,562

Total Loans:
Ending balance	$25,649	$94,535	$1,881	$1,326	$18,386	$56,502	$198,279

Ending balance: individually evaluated for impairment	$—	$6,232	$—	$—	$840	$2,661	$9,733

Ending balance: collectively evaluated for impairment	$25,649	$88,303	$1,881	$1,326	$17,546	$53,841	$188,546

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2012:

	December 31, 2012
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Total
Balance at beginning of period	$695	$4,171	$1,768	$18	$804	$1,398	$8,854
Provision for loan losses	203	810	25	15	535	(121)	1,467
Charge-offs	(295)	(3,611)	(1,740)	(12)	(1,067)	(638)	(7,363)
Recoveries	18	16	—	—	33	7	74

Balance at end of period	$621	$1,386	$53	$21	$305	$646	$3,032

Ending balance: individually evaluated for impairment	$—	$154	$—	$—	$147	$368	$669

Ending balance: collectively evaluated for impairment	$621	$1,232	$53	$21	$158	$278	$2,363

Total Loans:
Ending balance	$24,388	$96,588	$3,615	$1,313	$20,875	$50,444	$197,223

Ending balance: individually evaluated for impairment	$—	$4,034	$—	$—	$2,970	$1,717	$8,721

Ending balance: collectively evaluated for impairment	$24,388	$92,554	$3,615	$1,313	$17,905	$48,727	$188,502

The following table summarizes the Company’s nonaccrual loans by class at June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
Real estate loans:
Commercial	$1,368	$3,143
Residential	—	2,565
Home equity	505	1,717

Total	$1,873	$7,425

The following table presents information regarding impaired loans as of June 30, 2013 and for the three and six months ended June 30, 2013:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
With no related allowance recorded:
Commercial	$1,603	$1,603	$—
Commercial real estate	1,776	2,120	—
Residential	402	402	—
HELOC	165	165	—

Subtotal	3,946	4,290	—

With an allowance recorded:
Commercial real estate	474	474	223
Residential	—	—	—
HELOC	340	340	18

Subtotal	814	814	241

Total Impaired Loans	$4,760	$5,104	$241

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
Commercial	$247	$3	$—	$—	$1,724	$23	$—	$—
Commercial real estate	1,789	8	1,899	21	1,843	17	1,466	37
Residential	403	5	1,189	3	403	9	1,836	5
HELOC	165	—	165	—	165	—	165	—

Subtotal	2,604	16	3,253	24	4,135	49	3,467	42

With an allowance recorded:
Commercial real estate	462	—	3,942	17	446	—	3,940	53
Residential	—	—	435	2	—	—	435	4
HELOC	342	—	2,505	3	344	—	2,505	—

Subtotal	804	—	6,882	22	790	—	6,880	57

Total Impaired Loans	$3,408	$16	$10,135	$46	$4,925	$49	$10,347	$99

The following table presents information regarding impaired loans as of December 31, 2012:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$890	$890	$—	$678	$24
Residential	1,008	1,008	—	951	28
HELOC	181	181	—	165	—

Subtotal	2,079	2,079	—	1,794	52

With an allowance recorded:
Commercial real estate	3,144	4,878	154	4,620	64
Residential	1,962	2,180	147	1,512	43
HELOC	1,536	1,536	368	2,024	15

Subtotal	6,642	8,594	669	8,155	122

Total Impaired Loans	$8,721	$10,673	$669	$9,949	$174

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

The following tables summarize the credit quality of the Company at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial	$20,031	$230	$1,673	$—	$—	$21,934
Real estate loans:
Construction	3,801	—	—	—	—	3,801
Commercial real estate	96,544	3,288	1,368	—	—	101,200
Residential	20,564	1,477	—	—	—	22,041
Home equity	46,353	30	505	—	—	46,888
Consumer	1,335	—	—	—	—	1,335

Total	$188,628	$5,025	$3,546	$—	$—	$197,199

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial	$23,882	$247	$259	$—	$—	$24,388
Real estate loans:
Construction	3,615	—	—	—	—	3,615
Commercial real estate	90,102	3,342	3,144	—	—	96,588
Residential mortgage	16,833	1,477	2,565	—	—	20,875
Home equity	48,469	258	1,717	—	—	50,444
Consumer	1,313	—	—	—	—	1,313

Total	$184,214	$5,324	$7,685	$—	$—	$197,223

The following tables summarize past due aging of the Company’s loan portfolio at June 30, 2013 and December 31, 2012:

	June 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial	$—	$—	$—	$—	$21,934	$21,934	$—
Real estate loans:
Construction	—	—	—	—	3,801	3,801	—
Commercial real estate	267	—	1,368	1,635	99,565	101,200	—
Residential	—	402	14	416	21,625	22,041	14
Home equity	245	56	564	865	46,023	46,888	59
Consumer	—	13	—	13	1,322	1,335	—

Total	$512	$471	$1,946	$2,929	$194,270	$197,199	$73

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial	$140	$—	$—	$140	$24,248	$24,388	$—
Real estate loans:
Construction	—	—	—	—	3,615	3,615	—
Commercial real estate	373	—	3,144	3,517	93,071	96,588	—
Residential mortgage	461	58	2,583	3,102	17,773	20,875	18
Home equity	186	76	2,040	2,302	48,142	50,444	324
Consumer	—	—	—	—	1,313	1,313	—

Total	$1,160	$134	$7,767	$9,061	$188,162	$197,223	$342

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

There were no loans restructured as TDRs during the three and six months ended June 30, 2013.

The following table sets forth the Company’s TDRs that had payment defaults during the six months ended June 30, 2013. A default occurs when a TDR is 90 days or more past due, transferred to non-accrual status, or transferred to other real estate owned within twelve months of restructuring.

	Count	Default Balance
Real estate loans:
Residential	2	742

Total	2	$742

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

Available-for-sale Securities

If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 1 security includes preferred stock. Level 2 securities include certain collateralized mortgage and debt obligations, municipal securities, U.S. government agencies and SBA securities. Third party vendors compile prices from various sources and may apply techniques such as matrix pricing to determine the value of identical or similar investment securities (Level 2). Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather on the investment securities’ relationship to other benchmark quoted investment securities. The following tables are as of June 30, 2013 and December 31, 2012, respectively:

Available-for-sale securities:		At June 30, 2013
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
U.S. government agencies	$11,645	$—	$11,645	$—
State and political subdivisions	12,227	—	12,227	—
Mortgage-backed securities – GSE	57,530	—	57,530	—
Preferred stock	19	19	—	—
SBA guaranteed	6,403	—	6,403	—

Total available-for-sale securities	$87,824	$19	$87,805	$—

Available-for-sale securities:		At December 31, 2012
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
U.S. government agencies	$21,430	$—	$21,430	$—
State and political subdivisions	2,909	—	2,909	—
Mortgage-backed securities – GSE residential	22,975	—	22,975	—
Preferred stock	37	37	—	—
SBA guaranteed	237	—	237	—

Total available-for-sale securities	$47,588	$37	$47,551	$—

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying June 30, 2013 and December 31, 2012 balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

		At June 30, 2013
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Impaired loans	$5,141	—	—	$5,141
Other real estate owned	6,418	—	—	6,418

		At December 31, 2012
		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Impaired loans	$5,972	—	—	$5,972
Other real estate owned	8,858	—	—	8,858

The following table presents quantitative information about unobservable inputs in recurring and nonrecurring Level 3 fair value measurements:

	As of June 30, 2013
	Fair Value	Valuation Technique	Unobservable Inputs	Range
Impaired loans	$5,141	Market comparable properties	Marketability discount	5% - 30%
Other real estate owned	$6,418	Fair value appraisals

	As of December 31, 2012
	Fair Value	Valuation Technique	Unobservable Inputs	Range
Impaired loans	$5,972	Market comparable properties	Marketability discount	5% -30.7%
Other real estate owned	$8,858	Fair value appraisals

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

Other Real Estate Owned

Other real estate owned (“OREO”) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired. Estimated fair value of OREO is based on appraisals or evaluations. OREO is classified within Level 3 of the fair value hierarchy. Appraisals of OREO are obtained when the real estate is acquired and subsequently as deemed by the Company’s Chief Credit Officer. Appraisals are reviewed for accuracy and consistency by the Chief Credit Officer. Appraisers are selected from the list of approved appraisers maintained by management.

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2013:

		At June 30, 2013
		Fair Value Measurements Using
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$35,799	$35,799	$—	$—
Interest-bearing time deposits	1,941	1,941	—	—
Securities available for sale	87,824	19	87,805	—
Loans held for sale	3,777	—	3,777	—
Loans receivable, net	194,960	—	—	196,373
Federal Home Loan Bank stock	926	—	926	—
Interest receivable	1,061	—	1,061	—
Financial liabilities
Deposits	327,041	—	316,975	—
Federal Home Loan Bank advances	4,500	—	4,598	—
Subordinated debentures	3,609	—	—	1,246
Interest payable	145	—	145	—

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

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing time deposits, loans held for sale, Federal Home Loan Bank stock, interest receivable and payable, deposits due on demand, variable rate loans and other borrowings. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans and time deposits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using a discounted cash flow analysis or underlying collateral values. The fair values of fixed rate Federal Home Loan Bank advances, other borrowings and subordinated debentures are based on current rates for similar financing. The fair value of off-balance-sheet items, which is based on the current fees or cost that would be charged to enter into or terminate such arrangements, is immaterial.

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

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update No. 2013-04 – Liabilities (Topic 405). On February 28, 2013, FASB issued ASU 2013-04. The amendments in this Update provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors.

The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF12D – Liabilities (Topic 405) which has been deleted.

The amendments in this Update are effective for fiscal years beginning after December 31, 2013. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Accounting Standards Update No. 2013-07 – Presentation of Financial Statements (Topic 205). On April 22, 2013, FASB issued ASU 2013-07. The objective of this Update is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2012-210 – Presentation of Financial Statements (Topic 205), which has been deleted.

The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or result of operations.

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

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

Total assets at June 30, 2013 were $356.6 million, which represented an increase of $1.4 million, or 0.4%, compared to $355.2 million at December 31, 2012. The increase in total assets was primarily due to an increase in investment securities. Investment securities increased $40.2 million, or 84.6%, to $87.8 million at June 30, 2013 from $47.6 million at December 31, 2012 primarily as a result of the net effect of a $34.6 million increase in mortgage-backed securities, a $9.3 million increase in municipal securities and a $9.8 million decrease in U.S. agency securities. The increase in investment securities was driven by the Company’s investment of excess liquidity generated from an increase in deposits and from the deployment of the proceeds from the Investment in December 2012 during the six months ended June 30, 2013. This increase was partially offset by decreases in cash and cash equivalents and foreclosed assets. Cash and cash equivalents decreased $35.2 million, or 49.6%, to $35.8 million at June 30, 2013 from $71.0 million at December 31, 2012. Foreclosed assets decreased $2.0 million, or 22.0%, to $7.0 million at June 30, 2013 from $9.0 million at December 31, 2012. Included in foreclosed assets at June 30, 2013 are 14 one-to-four family residences, three commercial real estate properties and two parcels of land.

Total liabilities at June 30, 2013 were $337.9 million, which represented an increase of $5.1 million, or 1.5%, compared to $332.8 million at December 31, 2012. Deposits increased $9.8 million, or 3.1%, to $327.0 million at June 30, 2013 from $317.2 million at December 31, 2012. This increase in deposits primarily consisted of increases in regular savings accounts of $6.1 million, or 9.4%, to $71.2 million at June 30, 2013 from $65.1 million at December 31, 2012 and money market accounts of $2.0 million, or 4.7%, to $45.4 million at June 30, 2013 from $43.4 million at December 31, 2012. The percentage of regular savings accounts to total deposits increased to 21.8% at June 30, 2013 from 20.5% at December 31, 2012 and the percentage of certificates of deposit to total deposits decreased to 28.8% at June 30, 2013 from 29.6% at December 31, 2012. Borrowed money, consisting solely of Federal Home Loan Bank advances, decreased $4.5 million, or 50.0%, to $4.5 million at June 30, 2013 from $9.0 million at December 31, 2012.

Stockholders’ equity decreased $3.6 million, or 16.2%, to $18.7 million at June 30, 2013 from $22.4 million at December 31, 2012. The decrease in stockholders’ equity was primarily due to the Company’s $2.8 million net loss for the six months ended June 30, 2013. In addition, the Company’s accumulated other comprehensive income decreased $1.3 million to a loss of $1.1 million for the six months ended June 30, 2013 due to changes in the fair value of the Company’s available-for-sale investment portfolio. Partially offsetting these decreases was a $486,000 increase in paid-in capital primarily due to proceeds from the Rights Offering, which was completed in March 2013.

Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012

General. The Company’s net loss for the three months ended June 30, 2013 totaled $480,000 compared to a net loss of $888,000 for the three months ended June 30, 2012. Due to the effect of preferred stock dividends, net loss available to common shareholders totaled $1.0 million for the three months ended June 30, 2012. This represents a basic and diluted loss per share of $0.08 for the three months ended June 30, 2013 compared to basic and diluted loss per share of $0.80 for the three months ended June 30, 2012. The improvement in net loss during the three months ended June 30, 2013 is primarily the result of the combined effect of a $507,000 decrease in provision for loan losses, a $171,000 increase in noninterest expense, a $158,000 increase in noninterest income and a $78,000 increase in net interest income.

Net interest income. The following table summarizes interest and dividend income and interest expense for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$2,671	$2,758	$(87)	(3.15%)
Securities:
Taxable	278	243	35	14.40
Exempt from federal tax	73	94	(21)	(22.34)
Other interest income	36	42	(6)	(14.29)

Total interest and dividend income	3,058	3,137	(79)	(2.52)

Interest expense:
Deposits	367	451	(84)	(18.62)
Federal Home Loan Bank advances and other borrowings	26	97	(71)	(73.20)
Subordinated debentures	17	19	(2)	(10.53)

Total interest expense	410	567	(157)	(27.69)

Net interest income	$2,648	$2,570	$78	3.04

The following table summarizes average balances and annualized average yields or costs for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	2013			2012
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Taxable securities	$69,540	$278	1.60%	$40,967	$243	2.38%
Tax-exempt securities	8,737	73	3.36	8,421	94	4.49
Loan receivables (1)	199,648	2,671	5.37	198,229	2,758	5.58
Interest-bearing deposits	42,356	35	0.34	52,827	39	0.30
FHLB stock	926	1	0.30	2,846	3	0.37

Total interest-earning assets	321,207	3,058	3.82	303,290	3,137	4.15
Interest-bearing liabilities:
NOW accounts	74,750	35	0.19	75,492	63	0.34
Regular savings	69,290	49	0.28	60,356	55	0.37
Money market accounts	45,357	39	0.35	44,697	68	0.61
Certificates of deposit	94,693	244	1.03	94,141	265	1.13
FHLB advances and other	4,500	26	2.29	14,300	97	2.73
Subordinated debentures	3,609	17	1.93	3,609	19	2.12

Total interest-bearing liabilities	$292,199	410	0.56	$292,595	567	0.78

Net interest income		$2,648			$2,570

Net interest spread			3.26%			3.37%

Net interest income to average interest-earning assets			3.31%			3.40%

(1)	The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.

Interest Income. Interest income decreased $79,000 to $3.0 million for the three months ended June 30, 2013 from $3.1 million for the three months ended June 30, 2012. The average yield on interest-earning assets decreased 33 basis points to 3.82% for the three months ended June 30, 2013 from 4.15% for the comparable prior year period. In addition, interest-earning assets increased $17.9 million to $321.2 million for the three months ended June 30, 2013 from $303.3 million for the prior year period.

Interest and fees on loans decreased $87,000, or 3.2%, to $2.7 million for the three months ended June 30, 2013, compared to $2.8 million for the comparable prior year period. This decrease resulted from a decrease in the average loan yield of 21 basis points to 5.37% for the three months ended June 30, 2013 from 5.58% for the comparable prior year period. However, the average balance of loans increased $1.4 million to $199.6 million for the three months ended June 30, 2013 from $198.2 million for the comparable prior year period. Interest on taxable securities increased $35,000 for the three months ended June 30, 2013 compared to the comparable prior year period. This increase is primarily due to an increase in the average balance of taxable securities of $28.6 million to $69.5 million for the three months ended June 30, 2013 from $41.0 million for the comparable prior year period. Partially offsetting this was a decrease in the average yield on taxable securities of 78 basis points to 1.60% for the three months ended June 30, 2013 from 2.38% for the comparable prior year period.

Interest Expense. Interest expense decreased by $157,000, or 27.7%, to $410,000 for the three months ended June 30, 2013, from $567,000 for the three months ended June 30, 2012. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities of 22 basis points to 0.56% for the three months ended June 30, 2013 from 0.78% for the comparable prior year period. This decrease is primarily due to a decrease in overall market rates. The average balance of interest bearing liabilities decreased $396,000 to $292.2 million for the three months ended June 30, 2013 from $292.6 million for the comparable prior year period. Interest expense resulting from Federal Home Loan Bank advances, subordinated debentures and other borrowings decreased $73,000 during the three months ended June 30, 2013. The average balance on these borrowings decreased $9.8 million to $8.1 million for the three months ended June 30, 2013 from $17.9 million for the comparable prior year period. In addition, there was a decrease in the average cost of these borrowings of 48 basis points to 2.13% for the three months ended June 30, 2013 from 2.61% for the comparable period in 2012.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses increased $78,000, or 3.0%, to $2.6 million for the three months ended June 30, 2013 compared to $2.6 million for the comparable period in 2012. The Company’s net interest margin expressed as a percentage of average interest-earning assets decreased to 3.31% for the three months ended June 30, 2013 as compared to 3.40% for the three months ended June 30, 2012. The yield on average interest-earning assets decreased 33 basis points to 3.82% for the three months ended June 30, 2013 from 4.15% for the comparable period ended June 30, 2012. The average balance of interest earning assets increased $17.9 million to $321.2 million for the three months ended June 30, 2013 from $303.3 million for the three months ended June 30, 2012. The yield on taxable securities decreased 78 basis points to 1.60% for the three months ended June 30, 2013 from 2.38% for the comparable prior year period. The yield on average loans decreased to 5.37% for the three months ended June 30, 2013 from 5.58% for the three months ended June 30, 2012. In addition, there was a 22 basis point decrease in the cost of average interest-bearing liabilities to 0.56% for the three months ended June 30, 2013 as compared to 0.78% for the comparable 2012 period.

Provision for Loan Losses. The Bank’s provision for loan losses decreased to $270,000 for the three months ended June 30, 2013 from $777,000 for the comparable period in 2012. The $507,000 decrease in the provision was the result of management’s quarterly analysis of the allowance for loan losses. At June 30, 2013, December 31, 2012 and June 30, 2012, nonperforming loans totaled $1.9 million, $7.4 million and $7.4 million, respectively. At June 30, 2013, the ratio of the allowance for loan losses to nonperforming loans was 130.0% compared to 39.0% at December 31, 2012 and 64.0% at June 30, 2012. The ratio of the allowance to total loans was 1.23%, 1.54% and 2.60%, at June 30, 2013, December 31, 2012 and June 30, 2012, respectively. The decrease from June 30, 2012 to June 30, 2013 is primarily due to reserves established in prior periods on loans which were charged off in 2012.

Nonperforming loans decreased $5.6 million, or 74.8%, to $1.9 million at June 30, 2013 from $7.4 million at December 31, 2012. The largest component of nonperforming loans is commercial real estate loans, which decreased $1.8 million, or 56.5%, to $1.4 million, or 73.0% of total nonperforming loans, at June 30, 2013, from $3.1 million, or 42.3% of total nonperforming loans at December 31, 2012. Nonperforming home equity lines of credit decreased $1.2 million, or 70.6%, to $505,000 at June 30, 2013 from $1.7 million at December 31, 2012. Nonperforming residential mortgage loans decreased $2.6 million to zero at June 30, 2013 from December 31, 2012. Charge-offs, net of recoveries, totaled $1.2 million for the three months ended June 30, 2013 compared to $1.3 million for the three months ended June 30, 2012. Nonperforming loans are loans that are ninety days past due and placed on nonaccrual status. Management continues to take aggressive actions in identifying and disposing of problem credits.

The amounts of the provision and allowance for loan losses are influenced by a number of factors, including current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. Should the local economic climate continue to deteriorate, borrowers may experience increased difficulties paying off loans and the level of non-performing loans, charge-offs, and delinquencies could continue to rise, which would require us to further increase the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions. Management believes that, based on information available at June 30, 2013, the Bank’s allowance for loan losses was adequate to cover probable incurred losses inherent in its loan portfolio at that time. However, no assurances can be given that the Bank’s level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance will not be necessary if economic or other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance. In addition, the FDIC and IDFPR, as an integral part of their examination processes, periodically reviews the Bank’s allowance for loan losses and may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management.

Noninterest Income

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$85	$94	$(9)	(9.57%)
Gain on sale of loans	289	184	105	57.07
Gain on sale of securities	48	141	(93)	(65.96)
Write-down on other real estate owned	(23)	(232)	209	90.09
Gain/(Loss) on sale of foreclosed assets	(18)	5	(23)	(460.00)
Other non-interest income	253	284	(31)	(10.91)

Total non-interest income	$634	$476	$158	33.19

Noninterest income totaled $634,000 and $476,000 for the three months ended June 30, 2013 and 2012, respectively. Gain on sale of loans increased $105,000 to $289,000 for the three months ended June 30, 2013 from $184,000 for the comparable prior year period. Write-downs on other real estate owned decreased $209,000 to $23,000 for the three months ended June 30, 2013 from $232,000 for the comparable prior year period. Gain on sale securities decreased $93,000 to $48,000 for the three months ended June 30, 2013 as compared to the prior year period.

Noninterest Expense

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$1,520	$1,408	$112	7.96%
Net occupancy and equipment expense	328	318	10	3.15
Data processing expense	338	312	26	8.33
Advertising and promotions	36	79	(43)	(54.43)
Professional fees	397	270	127	47.04
FDIC insurance premiums	206	297	(91)	(30.64)
Other real estate owned expenses	158	165	(7)	(4.24)
Other operating expenses	408	371	37	9.97

Total non-interest expenses	$3,391	$3,220	$171	5.31

Noninterest expense increased by $171,000 to $3.4 million for the three months ended June 30, 2013 from $3.2 million for the comparable prior year period. Salaries and employee benefits expenses increased by $112,000, or 8.0%, to $1.5 million for the three months ended June 30, 2013 from $1.4 million for the prior year period. This increase is primarily due to planned personnel growth in the Bank’s expanding mortgage department. FDIC insurance premiums decreased by $91,000, or 30.6%, to $206,000 for the three months ended June 30, 2013 compared to $297,000 for the prior year period. Other real estate owned expenses decreased to $158,000 for the three months ended June 30, 2013 compared to $165,000 for the prior year period. Advertising expenses decreased $43,000 to $36,000 for the three months ended June 30, 2013 compared to the prior year period. Offsetting this decrease was an increase of $127,000 in professional fees which includes attorney’s fees. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Expense. The Company recorded income tax expense of $101,000 for the three months ended June 30, 2013, despite a $379,000 pre-tax loss during that period due to the establishment of a valuation allowance against the Company’s deferred tax assets. A valuation allowance totaling $243,000 was established on the Company’s deferred tax asset for the three months ended June 30, 2013. As of June 30, 2013 the Company’s deferred tax assets are fully reserved. Under generally accepted accounting principles, income tax benefits and the related tax assets are only allowed to be recognized if they will more likely than not be fully utilized. In each future accounting period, the Company’s management will consider both positive and negative evidence when considering the ability of the Company to utilize its net deferred tax asset. Any subsequent reduction in the valuation allowance would lower the amount of income tax expense recognized in the Company’s consolidated statements of operations in future periods. However, if operating losses continue into the future, there can be no guarantee that additional valuation allowances will be necessary. Income tax expense totaled $63,000 for the three months ended June 30, 2012.

Comparison of Operating Results for the Six Months Ended June 30, 2013 and 2012

General. The Company’s net loss for the six months ended June 30, 2013 totaled $2.8 million compared to a net loss of $1.2 million for the six months ended June 30, 2012. Due to the effect of preferred stock dividends, net loss available to common shareholders totaled $1.5 million for the six months ended June 30, 2012. This represents a basic and diluted loss per share of $0.48 for the six months ended June 30, 2013 compared to basic and diluted loss per share of $1.16 for the six months ended June 30, 2012. The increase in net loss during the six months ended June 30, 2013 is primarily the result of the combined effect of a $343,000 increase in provision for loan losses, a $434,000 increase in noninterest expense, a $562,000 decrease in noninterest income and a $52,000 decrease in net interest income.

Net interest income. The following table summarizes interest and dividend income and interest expense for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$5,275	$5,570	$(295)	(5.30%)
Securities:
Taxable	513	469	44	9.38
Exempt from federal tax	115	201	(86)	(42.79)
Other interest income	79	79	—	—

Total interest and dividend income	5,982	6,319	(337)	(5.33)

Interest expense:
Deposits	769	917	(148)	(16.14)
Federal Home Loan Bank advances and other borrowings	64	197	(133)	(67.51)
Subordinated debentures	35	39	(4)	(10.26)

Total interest expense	868	1,153	(285)	(24.72)

Net interest income	$5,114	$5,166	$(52)	(1.01)

The following table summarizes average balances and annualized average yields or costs for the six months ended June 30, 2013 and 2012.

	Six Months Ended March 31,
	2013			2012
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Taxable securities	$61,172	$513	1.69%	$37,462	$469	2.51%
Tax-exempt securities	6,406	115	3.61	8,850	201	4.56
Loan receivables (1)	199,364	5,275	5.34	202,151	5,570	5.53
Interest-bearing deposits	50,325	77	0.31	47,881	75	0.31
FHLB stock	926	2	0.38	3,557	4	0.23

Total interest-earning assets	318,193	5,982	3.79	299,901	6,319	4.23
Interest-bearing liabilities:
NOW accounts	75,057	85	0.23	75,640	132	0.35
Regular savings	67,994	104	0.31	58,707	111	0.38
Money market accounts	44,724	90	0.40	43,564	141	0.65
Certificates of deposit	94,655	490	1.04	93,735	533	1.14
FHLB advances and other	5,171	64	2.50	14,300	197	2.77
Subordinated debentures	3,609	35	1.94	3,609	39	2.15

Total interest-bearing liabilities	$291,210	868	0.60	$289,555	1,153	0.80

Net interest income		$5,114			$5,166

Net interest spread			3.19%			3.43%

Net interest income to average interest-earning assets			3.24%			3.45%

(1)	The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.

Interest Income. Interest income decreased $337,000 to $6.0 million for the six months ended June 30, 2013 from $6.3 million for the six months ended June 30, 2012. The average yield on interest-earning assets decreased 44 basis points to 3.79% for the six months ended June 30, 2013 from 4.23% for the comparable prior year period. In addition, interest-earning assets increased $18.3 million to $318.2 million for the six months ended June 30, 2013 from $299.9 million for the prior year period.

Interest and fees on loans decreased $295,000, or 5.3%, to $5.3 million for the six months ended June 30, 2013, compared to $5.6 million for the comparable prior year period. This decrease resulted from a decrease in the average balance of loans of $2.8 million to $199.4 million for the six months ended June 30, 2013 from $202.2 million for the comparable prior year period. In addition, the average loan yield decreased 19 basis points to 5.34% for the six months ended June 30, 2013 from 5.53% for the comparable prior year period. Interest on taxable securities increased $44,000 for the six months ended June 30, 2013 compared to the comparable prior year period. This increase is primarily due to an increase in the average balance of taxable securities of $23.7 million to $61.2 million for the six months ended June 30, 2013 from $37.5 million for the comparable prior year period. Partially offsetting this was a decrease in the average yield on taxable securities of 82 basis points to 1.69% for the six months ended June 30, 2013 from 2.51% for the comparable prior year period.

Interest Expense. Interest expense decreased by $285,000, or 24.7%, to $868,000 for the six months ended June 30, 2013, from $1.2 million for the six months ended June 30, 2012. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities of 20 basis points to 0.60% for the six months ended June 30, 2013 from 0.80% for the comparable prior year period. This decrease is primarily due to a decrease in overall market rates. The average balance of interest bearing liabilities increased $1.6 million to $291.2 million for the six months ended June 30, 2013 from $289.6 million for the comparable prior year period. Interest expense resulting from Federal Home Loan Bank advances, subordinated debentures and other borrowings decreased $137,000 during the six months ended June 30, 2013. The average balance on these borrowings decreased $9.1 million to $8.8 million for the six months ended June 30, 2013 from $17.9 million for the comparable prior year period. In addition, there was a decrease in the average cost of these borrowings of 37 basis points to 2.27% for the six months ended June 30, 2013 from 2.64% for the comparable period in 2012.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses decreased $52,000, or 1.0%, to $5.1 million for the six months ended June 30, 2013 compared to $5.2 million for the comparable period in 2012. The Company’s net interest margin expressed as a percentage of average interest-earning assets decreased to 3.24% for the six months ended June 30, 2013 as compared to 3.45% for the six months ended June 30, 2012. The yield on average interest-earning assets decreased 44 basis points to 3.79% for the six months ended June 30, 2013 from 4.23% for the comparable period ended June 30, 2012. The yield on taxable securities decreased 82 basis points to 1.69% for the six months ended June 30, 2013 from 2.51% for the comparable prior year period. The yield on average loans decreased to 5.34% for the six months ended June 30, 2013 from 5.53% for the six months ended June 30, 2012. In addition, there was a 20 basis point decrease in the cost of average interest-bearing liabilities to 0.60% for the six months ended June 30, 2013 as compared to 0.80% for the comparable 2012 period.

Provision for Loan Losses. The Bank’s provision for loan losses increased to $1.3 million for the six months ended June 30, 2013 from $957,000 for the comparable period in 2012. The $343,000 increase in the provision was the result of management’s quarterly analysis of the allowance for loan losses. At June 30, 2013, December 31, 2012 and June 30, 2012, nonperforming loans totaled $1.9 million, $7.4 million and $7.4 million, respectively. At June 30, 2013, the ratio of the allowance for loan losses to nonperforming loans was 130.0% compared to 39.0% at December 31, 2012 and 64.0% at June 30, 2012. The ratio of the allowance to total loans was 1.23%, 1.54% and 2.60%, at June 30, 2013, December 31, 2012 and June 30, 2012, respectively. The decrease from June 30, 2012 to June 30, 2013 is primarily due to reserves established in prior periods on loans which were charged off in 2012.

Nonperforming loans decreased $5.6 million, or 74.8%, to $1.9 million at June 30, 2013 from $7.4 million at December 31, 2012. The largest component of nonperforming loans is commercial real estate loans, which decreased $1.8 million, or 56.5%, to $1.4 million, or 73.0% of total nonperforming loans, at June 30, 2013, from $3.1 million, or 42.3% of total nonperforming loans at December 31, 2012. Nonperforming home equity lines of credit decreased $1.2 million, or 70.6%, to $505,000 at June 30, 2013 from $1.7 million at December 31, 2012.

Nonperforming residential mortgage loans increased $2.6 million to zero at June 30, 2013 from December 31, 2012. Charge-offs, net of recoveries, totaled $1.6 million for the six months ended June 30, 2013 compared to $4.6 million for the six months ended June 30, 2012. Nonperforming loans are loans that are ninety days past due and placed on nonaccrual status. Management continues to take aggressive actions in identifying and disposing of problem credits.

Noninterest Income

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$171	$191	$(20)	(10.47%)
Gain on sale of loans	771	380	391	102.89
Gain on sale of securities	55	141	(86)	(60.99)
Write-down on other real estate owned	(865)	(424)	(441)	(104.01)
Loss on sale of foreclosed assets	(338)	5	(343)	(6,860.00)
Other non-interest income	482	545	(63)	(11.56)

Total non-interest income	$276	$838	$(562)	(67.06)

Noninterest income totaled $276,000 and $838,000 for the six months ended June 30, 2013 and 2012, respectively. Gain on sale of loans increased $391,000 to $771,000 for the six months ended June 30, 2013 from $380,000 for the comparable prior year period. Loss on sale of foreclosed assets increased to $338,000 for the six months ended June 30, 2013 as compared to a gain of $5,000 for the prior year period. Gain on sale of securities decreased $86,000 to $55,000 for the six months ended June 30, 2013 from $141,000 for the six months ended June 30, 2012. In addition, write-downs on other real estate owned increased $441,000 to $865,000 for the six months ended June 30, 2013 from $424,000 for the comparable prior year period.

Noninterest Expense

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$3,116	$2,813	$303	10.77%
Net occupancy and equipment expense	655	649	6	0.92
Data processing expense	669	612	57	9.31
Advertising and promotions	90	138	(48)	(34.78)
Professional fees	714	524	190	36.26
FDIC insurance premiums	412	593	(181)	(30.52)
Other real estate owned expenses	320	272	48	17.65
Other operating expenses	757	699	58	8.30

Total non-interest expenses	$6,733	$6.300	$433	6.87

Noninterest expense increased by $433,000 to $6.7 million for the six months ended June 30, 2013 from $6.3 million for the comparable prior year period. Salaries and employee benefits expenses increased by $303,000, or 10.8%, to $3.1 million for the six months ended June 30, 2013 from $2.8 million for the prior year period. This increase is primarily due to planned personnel growth in the Bank’s expanding mortgage department. FDIC insurance premiums decreased by $181,000, or 30.5%, to $412,000 for the six months ended June 30, 2013 compared to $593,000 for the prior year period. Other real estate owned expenses increased to $320,000 for the six months ended June 30, 2013 compared to $272,000 for the prior year period. Advertising expenses decreased $48,000 to $90,000 for the six months ended June 30, 2013 compared to the prior year period. Offsetting this decrease was an increase of $57,000 in data processing. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Expense. The Company recorded income tax expense of $146,000 for the six months ended June 30, 2013, despite a $2.6 million pre-tax loss during that period due to the establishment of a valuation allowance against the Company’s deferred tax assets. A valuation allowance totaling $1.2 million was established on the Company’s deferred tax asset for the six months ended June 30, 2013. As of June 30, 2013 the Company’s deferred tax assets are fully reserved. Under generally accepted accounting principles, income tax benefits and the related tax assets are only allowed to be recognized if they will more likely than not be fully utilized. In each future accounting period, the Company’s management will consider both positive and negative evidence when considering the ability of the Company to utilize its net deferred tax asset. Any subsequent reduction in the valuation allowance would lower the amount of income tax expense recognized in the Company’s consolidated statements of operations in future periods. However, if operating losses continue into the future, there can be no guarantee that additional valuation allowances will be necessary. Income tax expense totaled $27,000 for the six months ended June 30, 2012.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company’s primary source of funds is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is generally restricted under applicable law to net profits in the current year plus those for the previous two years. At June 30, 2013, the Company had liquid assets of $218,000.

Contractual Obligations

The following table discloses contractual obligations of the Company as of June 30, 2013:

	Payments Due By Year
(Dollars in Thousands)	2013	2014	2015	2016	2017	2018 and after	Total
Federal Home Loan Bank advances	$—	$2,500	$2,000	$—	$—	$—	$4,500
Subordinated debentures	—	—	—	—		3,609	3,609
Data Processing (1), (2)	200	—	—	—	—	—	200

Total	$200	$2,500	$2,500	$—	$—	$3,609	$8,309

(1)	Estimated contract amount based on transaction volume. Actual expense was $737,000 and $751,000 in 2012 and 2011, respectively.
(2)	Contract expires September 30, 2013.

Off-balance-sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see Note 15 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 29, 2013. We currently have no plans to engage in hedging activities in the future. For the year ended December 31, 2012 and for the six months ended June 30, 2013, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the six months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

4.1	Form of Common Stock Certificate of Community Financial Shares, Inc.

4.2	Form of Stock Certificate for Series C Convertible Noncumulative Perpetual Preferred Stock of Community Financial Shares, Inc.

4.3	Form of Stock Certificate for Series D Convertible Noncumulative Perpetual Preferred Stock of Community Financial Shares, Inc.

4.4	Form of Stock Certificate for Series E Convertible Noncumulative Perpetual Preferred Stock of Community Financial Shares, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL SHARES, INC. (Registrant)

/s/ Scott W. Hamer
Scott W. Hamer Dated: August 13, 2013 President and Chief Executive Officer (Principal Executive Officer)

/s/ Eric J. Wedeen
Eric J. Wedeen Dated: August 13, 2013 Chief Financial Officer (Principal Financial Officer)