Form 10-Q
period 2013-09-30
COMMUNITY FINANCIAL SHARES INC
filed 2013-11-14
CIK 1123735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________
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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2013
Common Stock, $0.01 par value per share	10,781,988 shares

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMMUNITY FINANCIAL SHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Cash and due from banks	$4,095	$4,875
Interest-bearing deposits	30,064	66,146
Cash and cash equivalents	34,159	71,021

Interest-bearing time deposits	1,443	1,941
Securities available for sale	87,446	47,588
Loans held for sale	480	7,230
Loans, less allowance for loan losses of $2,544 and $3,032 at September 30, 2013 and December 31, 2012, respectively	196,458	194,391
Foreclosed assets, net	6,423	9,012
Federal Home Loan Bank stock	926	926
Premises and equipment, net	14,963	14,724
Cash value of life insurance	6,589	6,421
Interest receivable and other assets	2,541	1,922

Total assets	$351,428	$355,176

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$319,119	$317,204
Federal Home Loan Bank advances	4,500	9,000
Subordinated debentures	3,609	3,609
Interest payable and other liabilities	2,520	3,011
Total liabilities	329,748	332,824

Commitments and contingent liabilities

Shareholders' equity
Common stock - $0.01 and no par value, 75,000,000 shares authorized; 10,781,988 and 5,560,567 shares issued and outstanding	-	-
Preferred stock - $1.00 par value, $100 liquidation preference 1,000,000 shares authorized; 191,246 and 196,847 shares issued and outstanding	191	197
Paid-in capital	30,385	26,270
Accumulated deficit	(7,585)	(4,346)
Accumulated other comprehensive income (loss)	(1,311)	231
Total shareholders' equity	21,680	22,352

Total liabilities and shareholders' equity	$351,428	$355,176

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2013 and 2012
(In thousands, except share and per share data)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Interest and dividend income
Interest and fees on loans	$2,697	$2,719	$7,972	$8,289
Securities:
Taxable	276	241	790	710
Exempt from federal income tax	77	82	191	283
Other interest income	25	38	104	117
Total interest and dividend income	3,075	3,080	9,057	9,399
Interest expense
Deposits	351	426	1,120	1,343
Federal Home Loan Bank advances and other borrowed funds	28	89	92	286
Subordinated debentures	18	19	52	58
Total interest expense	397	534	1,264	1,687
Net interest income	2,678	2,546	7,793	7,712
Provision for loan losses	120	180	1,420	1,137
Net interest income after provision for loan losses	2,558	2,366	6,373	6,575
Non-interest income
Service charges on deposit accounts	89	98	260	289
Gain on sale of loans	222	229	993	609
Gain on sale of securities	-	-	55	141
Gain/(Loss) on sale of foreclosed assets	7	(25)	(331)	(20)
Other non-interest income	231	256	713	800
Total non-interest income	549	558	1,690	1,819
Non-interest expense
Salaries and employee benefits	1,468	1,548	4,584	4,361
Net occupancy and equipment expense	299	313	954	962
Data processing expense	341	317	1,009	930
Advertising and promotions	47	81	137	218
Professional fees	343	254	1,058	778
FDIC insurance premiums	205	319	617	912
Write-down on other real estate owned	386	-	1,251	424
Other real estate owned expenses	187	141	507	412
Other operating expenses	282	335	1,039	1,033
Total non-interest expense	3,558	3,308	11,156	10,030
Loss before income taxes	(451)	(384)	(3,093)	(1,636)
Income taxes/(benefit)	-	(30)	146	(56)
Net loss	(451)	(354)	(3,239)	(1,580)
Preferred stock dividend and accretion	-	(114)	-	(339)
Net loss available to common shareholders	$(451)	$(468)	$(3,239)	$(1,919)
Loss per share
Basic	$(0.07)	$(0.38)	$(0.53)	$(1.54)
Diluted	$(0.07)	$(0.38)	$(0.53)	$(1.54)

Average shares outstanding basic	6,590,610	1,245,267	6,098,213	1,245,267
Average shares outstanding diluted	6,590,610	1,245,267	6,098,213	1,245,267
Dividends per share	$0.00	$0.00	$0.00	$0.00

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Three and Nine Months Ended September 30, 2013 and 2012
(In thousands, except share and per share data)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Net loss	$(451)	$(354)	$(3,239)	$(1,580)
Other comprehensive loss:
Unrealized holding gains/(losses) arising during the period:
Unrealized net gains/(losses)	(357)	77	(2,461)	287
Related income tax benefit/(expense)	138	(30)	954	(107)
Net unrealized gains/(losses)	(219)	47	(1,507)	180
Less: reclassification adjustment for net gains realized during the period
Realized net gains	-	-	55	141
Related income tax expense	-	-	(20)	(51)
Net realized gains	-	-	35	90
Other comprehensive income/(loss)	(219)	47	(1,542)	90
Comprehensive loss	$(670)	$(307)	$(4,781)	$(1,490)

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Nine Months Ended September 30, 2013 and 2012
(In thousands, except share and per share data)
(Unaudited)

	Number				Accumulated
	of				Other	Total
	Common	Preferred	Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Stock	Capital	Deficit	Income (loss)	Equity

Balance at January 1, 2013	5,560,567	$197	$26,270	$(4,346)	$231	$22,352
Net loss	-	-	-	(3,239)	-	(3,239)
Other comprehensive loss	-	-	-	-	(1,542)	(1,542)
Net proceeds of rights offering	3,670,221	-	4,090	-	-	4,090
Preferred stock conversion to common	1,551,200	(16)	16	-	-	-
Preferred stock issued	-	10	-	-	-	10
Amortization of stock option expense	-	-	9	-	-	9
Balance at September 30, 2013	10,781,988	$191	$30,385	$(7,585)	$(1,311)	$21,680

Balance at January 1, 2012	1,245,267	$7	$12,033	$(5,407)	$617	$7,250
Net loss	-	-	-	(1,580)	-	(1 580)
Other comprehensive income	-	-	-	-	90	90
Preferred stock dividends (5%)	-	-	-	(285)	-	(285)
Discount on preferred stock	-	-	54	(54)	-	-
Amortization of stock option expense	-	-	10	-	-	10
Balance at September 30, 2012	1,245,267	$7	$12,097	$(7,326)	$707	$5,485

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2013 and 2012
(In thousands)
(Unaudited)

	Nine Months
	Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,239)	$(1,580)
Adjustments to reconcile net loss to net cash from (used in) operating activities
Amortization on securities, net	505	174
Depreciation	460	490
Provision for loan losses	1,420	1,137
Gain on sale of securities	(55)	(141)
Write-down on other real estate owned	1,251	424
Loss on sale of foreclosed assets	331	20
Gain on sale of loans	(993)	(609)
Originations of loans for sale	(39,696)	(28,693)
Proceeds from sales of loans	47,438	29,302
Compensation cost of stock options	9	10
Change in cash value of life insurance	(169)	(180)
Change in interest receivable and other assets	(323)	(2,500)
Change in interest payable and other liabilities	(491)	343
Net cash from (used in) operating activities	6,448	(1,803)
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing time deposits	498	1,494
Purchases of securities available for sale	(62,550)	(29,752)
Proceeds from maturities and calls of securities available for sale	11,664	18,547
Proceeds from sales of securities available for sale	8,063	4,392
Proceeds from Federal Home Loan Bank stock redemption	-	3,503
Proceeds from sale of other real estate owned	3,990	1,053
Net change in loans	(5,791)	(1,334)
Property and equipment expenditures, net	(699)	(240)
Net cash used in investing activities	(44,825)	(2,337)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in:
Non-interest bearing and interest-bearing demand deposits and savings	4,004	3,996
Certificates and other time deposits	(2,089)	2,333
Proceeds of capital raises	4,100	-
Repayments of borrowings	(4,500)	-
Net cash from financing activities	1,515	6,329

Change in cash and cash equivalents	(36,862)	2,189
Cash and cash equivalents at beginning of period	71,021	44,258
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,159	$46,447

Supplemental disclosures
Interest paid	$1,251	$1,601
Income taxes paid	-	-
Transfers from loans to foreclosed assets	1,594	2,237

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
September 30, 2013 and 2012

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are consistent with those used in the preparation of annual consolidated financial statements.  The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management of Community Financial Shares, Inc. (the “Company”), for a fair statement of results for the interim periods presented.  Results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period.

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

NOTE 2 – LOSS PER SHARE

The following is an analysis of the Company’s basic and diluted loss per common share, reflecting the application of the two-class method as of September 30, 2013:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2013	2013
Net loss available for distribution	$(451)	$(3,239)
Dividends and undistributed loss allocated to participating securities	-	-
Loss attributable to common shareholders	$(451)	$(3,239)

Average common shares outstanding for basic earnings per share	6,590,610	6,098,213
Effect of dilutive convertible preferred stock	-	-
Effect of dilutive stock options	-	-
Average common and common-equivalent shares for dilutive earnings per share	6,590,610	6,098,213

Basic	$(0.07)	$(0.53)
Diluted	$(0.07)	$(0.53)

The Company’s preferred stockholders are entitled to participate in all common stock dividends on an as-converted basis, and no dividends may be paid on shares of  the Company's common stock unless an identical dividend is payable to preferred stockholders on an as-converted basis.

The following are the factors used in the loss per share common share computation for the three and nine months ended September 30, 2012:

	Three Months	Nine Months
	September 30,	September 30,
	2012	2012
Basic
Net loss	$(354)	$(1,580)
Less: Accretion of discount on preferred stock	(18)	(54)
Dividends on preferred stock	(96)	(285)
Net loss available to common shareholders	$(468)	$(1,919)

Weighted-average common shares outstanding	1,245,267	1,245,267

Basic loss per share	$(0.38)	$(1.54)

Diluted
Net loss	$(354)	$(1,580)
Less: Accretion of discount on preferred stock	(18)	(54)
Dividends on preferred stock	(96)	(285)
Net loss available to common shareholders	$(468)	$(1,919)
Weighted-average common shares outstanding for basic loss per share	1,245,267	1,245,267
Add dilutive effects of assumed exercise of stock options	-	-
Average shares and dilutive potential common shares	1,245,267	1,245,267

Diluted loss per share	$(0.38)	$(1.54)

There were 24,480 and 31,830 anti-dilutive shares at September 30, 2013 and 2012, respectively.

NOTE 3 – CAPITAL ADEQUACY AND REGULATORY AND SUPERVISORY MATTERS

At the dates indicated, the capital ratios of Community Bank-Wheaton/Glen Ellyn (the “Bank”), the wholly owned subsidiary of the Company, were as follows:

	September 30, 2013		December 31, 2012
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$25,462	11.4%	$28,321	12.6%
Tier I capital (to risk-weighted assets)	22,918	10.3%	25,514	11.4%
Tier I capital (to average assets)	22,918	6.8%	25,514	7.7%

At September 30, 2013, regulatory approval is required for all dividend declarations by both the Bank and the Company.

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

The Order requires the Bank to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets within 120 days.  At September 30, 2013, our Tier 1 and total capital ratios were 6.8% and 11.4%, compared to 6.7% and 11.4% at June 30, 2013, 6.8% and 11.8% at March 31, 2013 and 7.7% and 12.6% at December 31, 2012, respectively.  We are actively working to comply with the Order’s capital ratio requirements.  The additional capital we have raised since June 30, 2013 in connection with the completion of the second closing of our December 2012 private placement offering and our September 2013 private placement offering, which are discussed in the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Financial Condition,” has brought the Bank closer to meeting the capital requirements set forth in the Order.  However, our continued inability to meet the capital requirements of the Order may result in monetary penalties and/or additional regulatory actions and may require us to raise additional capital in the future.  Our ability to raise additional capital is contingent on the current capital markets and on our financial performance.

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

NOTE 4 - SECURITIES AVAILABLE FOR SALE

The fair value of securities available for sale at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013
		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
U. S. government agencies	$11,389	$-	$(1,084)
State and political subdivisions	15,304	76	(367)
Mortgage-backed securities – Government sponsored entities	54,919	182	(874)
Preferred stock	24	20	-
SBA guaranteed	5,810	2	(95)
	$87,446	$280	$(2,420)
	December 31, 2012
		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
U. S. government agencies	$21,430	$29	$(67)
State and political subdivisions	2,909	72	-
Mortgage-backed securities – GSE residential	22,975	338	(20)
Preferred stock	37	22	-
SBA guaranteed	237	3	(1)
	$47,588	$464	$(88)

Securities classified as U. S. government agencies include notes issued by government-sponsored enterprises such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank.  The SBA-guaranteed securities are pools of loans guaranteed by the Small Business Administration.

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2013 and December 31, 2012:

	September 30, 2013
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U. S. government agencies	$11,389	$(1,084)	$-	$-	$11,389	$(1,084)
State and political subdivisions	10,502	(367)	-	-	10,502	(367)
Mortgage-backed securities – GSE	42,180	(874)	-	-	42,180	(874)
SBA guaranteed	,653	(95)	-	-	5,653	(95)

Total temporarily impaired securities	$69,724	$(2,420)	$-	$-	$69,724	$(2,420)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$11,406	$(67)	$-	$-	$11,406	$(67)
Mortgage-backed securities – GSE residential	3,637	(20)	14	-	3,651	(20)
SBA guaranteed	-	-	25	(1)	25	(1)

Total temporarily impaired securities	$15,043	$(87)	$39	$(1)	$15,082	$(88)

Unrealized gains and losses within the investment portfolio are determined to be temporary.  The Company performed an evaluation of its investments for other than temporary impairment and there was no impairment identified during the nine months ended September 30, 2013.  The entire portfolio is classified as available for sale, however, management has no specific intent to sell any securities, and it is more likely than not that the Company will not have to sell any security before recovery of its amortized cost basis.

The fair values of securities available for sale at September 30, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity are shown separately.

	Amortized	Fair
	Cost	Value
Due in one year or less	$330	$331
Due after one year through five years	1,447	1,441
Due after five years through ten years	8,889	8,686
Due after ten years	17,402	16,235

Mortgage-backed securities	55,611	54,919
SBA guaranteed	5,903	5,810
Preferred stock	4	24
	$89,586	$87,446

Securities with a carrying value of approximately $20.3 million at September 30, 2013 were pledged to secure public deposits and Federal Home Loan Bank advances as well as for other purposes as required or permitted by law.

Sales activities for securities for the three and nine months ended September 30, 2013 and 2012 are shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Sales proceeds	$-	$-	$8,063	$4,392
Gross gains on sales	-	-	55	141

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

Loans consisted of the following at September 30, 2013 and December 31, 2012, respectively:

	September 30,	December 31,
	2013	2012
Real estate
Commercial	$100,122	$96,588
Construction	2,050	3,615
Residential	25,945	20,875
Home equity	46,663	50,444
Total real estate loans	174,780	171,522
Commercial	22,722	24,388
Consumer	1,294	1,313
Total loans	198,796	197,223
Deferred loan costs, net	206	200
Allowance for loan losses	(2,544)	(3,032)
Loans, net	$196,458	$194,391

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

The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2013	$2,432
New loans including renewals	66
Payments including renewals	(954)
Balances, September 30, 2013	$1,544

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013
		Commercial
	Commercial	Real Estate	Construction	Consumer	Residential	HELOC	Total

Balance at beginning of period	$454	$1,453	$63	$19	$168	$277	$2,434

Provision for loan losses	110	(38)	(28)	6	24	46	120
Charge-offs	(80)	-	-	-	-	(12)	(92)
Recoveries	-	74	-	-	7	1	82
Balance at end of period	$484	$1,489	$35	$25	$199	$312	$2,544

	Nine Months Ended September 30, 2013
		Commercial
	Commercial	Real Estate	Construction	Consumer	Residential	HELOC	Total

Balance at beginning of period	$621	$1,386	$53	$21	$305	$646	$3,032

Provision for loan losses	129	374	(18)	17	714	204	1,420
Charge-offs	(266)	(357)	-	(14)	(835)	(542)	(2,014)
Recoveries	-	86	-	1	15	4	106
Balance at end of period	$484	$1,489	$35	$25	$199	$312	$2,544

Ending balance: individually evaluated for impairment	$-	$249	$-	$-	$-	$46	$295
Ending balance: collectively evaluated for impairment	$484	$1,240	$35	$25	$199	$266	$2,249

Total Loans:
Ending balance	$22,722	$100,122	$2,050	$1,294	$25,945	$46,663	$198,796
Ending balance: individually evaluated for impairment	$1,614	$1,359	$-	$-	$-	$505	$3,478
Ending balance: collectively evaluated for impairment	$21,108	$98,764	$2,050	$1,294	$25,945	$46,157	$195,318

	Three Months Ended September 30, 2012
		Commercial
	Commercial	Real Estate	Construction	Consumer	Residential	HELOC	Total

Balance at beginning of period	$652	$3,051	$28	$18	$274	$1,144	$5,168
Provision for loan losses	11	217	9	-	165	(222)	180
Charge-offs	-	(20)	-	-	-	(34)	(54)
Recoveries	-	6	-	-	10	-	16
Balance at end of period	$663	$3,254	$37	$18	$449	$888	$5,309

	Nine Months Ended September 30, 2012
		Commercial
	Commercial	Real Estate	Construction	Consumer	Residential	HELOC	Total

Balance at beginning of period	$695	$4,171	$1,768	$18	$804	$1,398	$8,854
Provision for loan losses	254	950	9	5	71	(152)	1,137
Charge-offs	(295)	(1,877)	(1,740)	(5)	(456)	(358)	(4,731)
Recoveries	9	10	-	-	30	-	49
Balance at end of period	$663	$3,254	$37	$18	$449	$888	$5,309

Ending balance: individually evaluated for impairment	$-	$2,034	$-	$-	$240	$571	$2,845
Ending balance: collectively evaluated for impairment	$663	$1,220	$37	$18	$209	$317	$2,464

Total Loans:
Ending balance	$26,205	$96,116	$2,486	$1,299	$19,460	$53,749	$199,315
Ending balance: individually evaluated for impairment	$-	$6,771	$-	$-	$1,686	$2,651	$11,108
Ending balance: collectively evaluated for impairment	$26,205	$89,345	$2,486	$1,299	$17,774	$51,098	$188,207

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2012:

	December 31, 2012
		Commercial
	Commercial	Real Estate	Construction	Consumer	Residential	HELOC	Total

Balance at beginning of period	$695	$4,171	$1,768	$18	$804	$1,398	$8,854
Provision for loan losses	203	810	25	15	535	(121)	1,467
Charge-offs	(295)	(3,611)	(1,740)	(12)	(1,067)	(638)	(7,363)
Recoveries	18	16	-	-	33	7	74
Balance at end of period	$621	$1,386	$53	$21	$305	$646	$3,032

Ending balance: individually evaluated for impairment	$-	$154	$-	$-	$147	$368	$669
Ending balance: collectively evaluated for impairment	$621	$1,232	$53	$21	$158	$278	$2,363
Total Loans:
Ending balance	$24,388	$96,588	$3,615	$1,313	$20,875	$50,444	$197,223
Ending balance: individually evaluated for impairment	$-	$4,034	$-	$-	$2,970	$1,717	$8,721
Ending balance: collectively evaluated for impairment	$24,388	$92,554	$3,615	$1,313	$17,905	$48,727	$188,502

The following table summarizes the Company’s nonaccrual loans by class at September 30, 2013 and December 31, 2012.

	September 30,	December 31,
	2013	2012
Real estate loans:
Commercial	$1,359	$3,143
Residential	-	2,565
Home equity	505	1,717
Commercial	30	-
Total	$1,894	$7,425

The following tables present information regarding impaired loans as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012:

		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
With no related allowance recorded:
Commercial	$1,614	$1,695	$-
Commercial real estate	440	440	-
HELOC	165	165	-
Subtotal	2,219	2,300	-
With an allowance recorded:
Commercial real estate	919	1,262	249
HELOC	340	340	46
Subtotal	1,259	1,602	295
Total Impaired Loans	$3,478	$3,902	$295

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Average		Average		Average		Average
	Investment in	Interest	Investment in	Interest	Investment in	Interest	Investment in	Interest
	Impaired	Income	Impaired	Income	Impaired	Income	Impaired	Income
	Loans	Recognized	Loans	Recognized	Loans	Recognized	Loans	Recognized
With no related allowance recorded:
Commercial	$1,700	$25	$-	$-	$729	$25	$-	$-
Commercial real estate	445	-	1,889	21	457	-	1,466	58
Residential	401	5	786	4	531	14	1,836	9
HELOC	165	-	166	-	166	-	165	-
Subtotal	2,711	30	2,841	25	1,883	39	3,467	67
With an allowance recorded:
Commercial real estate	918	-	4,854	-	933	-	3,940	53
Residential	-	-	902	4	-	-	435	8
HELOC	340	-	2,491	7	342	-	2,505	7
Subtotal	1,258	-	8,247	11	1,275	-	6,880	68
Total Impaired Loans	$3,969	$30	$11,088	$36	$3,158	$39	$10,347	$135

The following table presents information regarding impaired loans as of December 31, 2012:

				Average
		Unpaid		Investment in
	Recorded	Principal		Impaired	Interest Income
	Balance	Balance	Specific Allowance	Loans	Recognized
With no related allowance recorded:
Commercial real estate	$890	$890	$-	$678	$24
Residential	1,008	1,008	-	951	28
HELOC	181	181	-	165	-
Subtotal	2,079	2,079	-	1,794	52
With an allowance recorded:
Commercial real estate	3,144	4,878	154	4,620	64
Residential	1,962	2,180	147	1,512	43
HELOC	1,536	1,536	368	2,024	15
Subtotal	6,642	8,594	669	8,155	122
Total Impaired Loans	$8,721	$10,673	$669	$9,949	$174

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

The following tables summarize the credit quality of the Company at September 30, 2013 and December 31, 2012:

	September 30, 2013
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial	$20,818	$221	$1,683	$—	$—	$22,722
Real estate loans:
Construction	2,050	-	-	—	—	2,050
Commercial real estate	95,507	3,256	1,359	—	—	100,122
Residential	24,468	1,477	-	—	—	25,945
Home equity	46,128	30	505	—	—	46,663
Consumer	1,294	—	—	—	—	1,294
Total	$190,265	$4,984	$3,547	$—	$—	$198,796

	December 31, 2012
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial	$23,882	$247	$259	$—	$—	$24,388
Real estate loans:
Construction	3,615	-	-	—	—	3,615
Commercial real estate	90,102	3,342	3,144	—	—	96,588
Residential mortgage	16,833	1,477	2,565	—	—	20,875
Home equity	48,469	258	1,717	—	—	50,444
Consumer	1,313	—	—	—	—	1,313
Total	$184,214	$5,324	$7,685	$—	$—	$197,223

The following tables summarize past due aging of the Company’s loan portfolio at September 30, 2013 and December 31, 2012:

	September 30, 2013
			Greater				Loans >
	30-59 Days	60-89 Days	Than	Total			90 Days and
	Past Due	Past Due	90 Days	Past Due	Current	Total Loans	Accruing

Commercial	$258	$—	$70	$328	$22,394	$22,722	$40
Real estate loans:
Construction	—	—	—	—	2,050	2,050	—
Commercial real estate	452	—	1,359	1,811	98,311	100,122	—
Residential	161	—	13	174	25,771	25,945	13
Home equity	100	136	564	800	45,863	46,663	59
Consumer	2	-	—	2	1,292	1,294	—
Total	$973	$136	$2,006	$3,115	$195,681	$198,796	$112

	December 31, 2012
			Greater				Loans >
	30-59 Days	60-89 Days	Than	Total			90 Days and
	Past Due	Past Due	90 Days	Past Due	Current	Total Loans	Accruing

Commercial	$140	$—	$—	$140	$24,248	$24,388	$—
Real estate loans:
Construction	—	—	—	—	3,615	3,615	—
Commercial real estate	373	—	3,144	3,517	93,071	96,588	—
Residential mortgage	461	58	2,583	3,102	17,773	20,875	18
Home equity	186	76	2,040	2,302	48,142	50,444	324
Consumer	—	—	—	—	1,313	1,313	—
Total	$1,160	$134	$7,767	$9,061	$188,162	$197,223	$342

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

There were no loans restructured as TDRs during the three and nine months ended September 30, 2013.

The following table summarizes the loans that have been restructured as TDRs during the three and nine months ended September 30, 2012:

	Three months ended September 30, 2012			Nine months ended September 30, 2012
	Count	Balance Prior to TDR	Balance after TDR	Count	Balance Prior to TDR	Balance after TDR
Real estate loans:
Commercial real estate	-	$-	$-	2	$997	$997
Residential	-	-	-	2	636	636
Total	-	$-	$-	4	$1,633	$1,633

The following table sets forth the Company’s TDRs that had payment defaults during the three and nine months ended September 30, 2013.  A default occurs when a TDR is 90 days or more past due, transferred to non-accrual status, or transferred to other real estate owned within twelve months of restructuring.

	Three months ended September 30, 2013		Nine months ended September 30, 2013
		Default		Default
	Count	Balance	Count	Balance
Real estate loans:
Commercial	1	444	1	444
Residential	1	339	1	339
Total	2	$783	2	$783

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

Available-for-sale Securities

If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  Level 1 security includes preferred stock.  Level 2 securities include certain collateralized mortgage and debt obligations, municipal securities, U.S. government agencies and SBA securities.  Third party vendors compile prices from various sources and may apply techniques such as matrix pricing to determine the value of identical or similar investment securities (Level 2).  Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather on the investment securities’ relationship to other benchmark quoted investment securities.  The following tables are as of September 30, 2013 and December 31, 2012, respectively:

		At September 30, 2013
	Fair	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agencies	$11,389	$-	$11,389	$-
State and political subdivisions	15,304	-	15,304	-

Mortgage-backed securities – GSE	54,919	-	54,919	-
Preferred stock	24	24	-	-
SBA guaranteed	5,810	-	5,810	-
Total available-for-sale securities	$87,446	$24	$87,422	$-

		At December 31, 2012
	Fair	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agencies	$21,430	$-	$21,430	$-
State and political subdivisions	2,909	-	2,909	-

Mortgage-backed securities – GSE residential	22,975	-	22,975	-
Preferred stock	37	37	-	-
SBA guaranteed	237	-	237	-
Total available-for-sale securities	$47,588	$37	$47,551	$-

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying September 30, 2013 and December 31, 2012 balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

		At September 30, 2013
	Fair	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3

Impaired loans	$3,584	-	-	$3,584
Other real estate owned	6,423	-	-	6,423

		At December 31, 2012
	Fair	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3

Impaired loans	$5,972	-	-	$5,972
Other real estate owned	8,858	-	-	8,858

The following table presents quantitative information about unobservable inputs in recurring and nonrecurring Level 3 fair value measurements:

	As of September 30, 2013
	Fair	Valuation	Unobservable
	Value	Technique	Inputs	Range
Impaired loans	$3,584	Market comparable properties	Marketability discount	5% - 30%

Other real estate owned	$6,423	Fair value appraisals

	As of December 31, 2012
	Fair	Valuation	Unobservable
	Value	Technique	Inputs	Range
Impaired loans	$5,972	Market comparable properties	Marketability discount	5% - 30.7%

Other real estate owned	$8,858	Fair value appraisals

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2013:

		At September 30, 2013
	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$34,159	$34,159	$-	$-
Interest-bearing time deposits	1,443	1,443	-	-
Securities available for sale	87,446	24	87,422	-
Loans held for sale	480	-	480	-
Loans receivable, net	196,458	-	-	196,230
Federal Home Loan Bank stock	926	-	926	-
Interest receivable	1,004	-	1,004	-

Financial liabilities
Deposits	319,119	-	323,066	-
Federal Home Loan Bank advances	4,500	-	4,588	-
Subordinated debentures	3,609	-	-	1,250
Interest payable	145	-	145	-

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2012:

		At December 31, 2012
	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$71,021	$71,021	$-	-
Interest-bearing time deposits	1,941	1,941	-	-
Securities available for sale	47,588	37	47,551	-
Loans held for sale	7,230	-	7,230	-
Loans receivable, net	194,391	-	-	196,156
Federal Home Loan Bank stock	926	-	926	-
Interest receivable	926	-	926	-

Financial liabilities
Deposits	317,204	-	318,558	-
Federal Home Loan Bank advances	9,000	-	9,189	-
Subordinated debentures	3,609	-	-	1,230
Interest payable	145	-	145	-

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing time deposits, loans held for sale, Federal Home Loan Bank stock, interest receivable and payable, deposits due on demand, variable rate loans and other borrowings.  Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer.  For fixed rate loans and time deposits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.  Fair values for impaired loans are estimated using a discounted cash flow analysis or underlying collateral values. The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW and money market accounts, is equal to the carrying amount.  There is however, additional value to the deposits of the Company, a significant portion of which has not been recognized in the consolidated financial statements.  This value results from the cost savings of these core-funding sources versus obtaining higher-rate funding in the market. The fair values of fixed rate Federal Home Loan Bank advances, other borrowings and subordinated debentures are based on current rates for similar financing.  The fair value of off-balance-sheet items, which is based on the current fees or cost that would be charged to enter into or terminate such arrangements, is immaterial.

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

                Accounting Standards Update No. 2013-11 - Income Taxes (Topic 740) – In July 2013, FASB issued ASU 2013-11.  This update pertains to the unrecognized tax benefit when a net operating loss carry forward, a similar tax loss or a tax credit carry forward exists.  The ASU is intended to end the varying ways that entities present these situations since GAAP is non-specific and leads to diversity in practice.  The new standard deems that any unrecognized tax benefit or portion of an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward except for certain defined situations.

                The amendments in this Update are effective for fiscal years beginning after December 15, 2013.  Early adoption is permitted.  The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

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

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission, including in the Section entitled “Risk Factors” in this form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the U.S. Securities and Exchange Commission on March 29, 2013.

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

The Order requires the Bank to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets within 120 days.  At September 30, 2013, our Tier 1 and total capital ratios were 6.8% and 11.4%, compared to 6.7% and 11.4% at June 30, 2013, 6.8% and 11.8% at March 31, 2013 and 7.7% and 12.6% at December 31, 2012, respectively.  We are actively working to comply with the Order’s capital ratio requirements.  The additional capital we have raised since June 30, 2013 in connection with the completion of the second closing of our December 2012 private placement offering and our September 2013 private placement offering, which are discussed in greater detail below, has brought the Bank closer to meeting the capital requirements set forth in the Order.  However, our continued inability to meet the capital requirements of the Order may result in monetary penalties and/or additional regulatory actions and may require us to raise additional capital in the future.  Our ability to raise additional capital is contingent on the current capital markets and on our financial performance.

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

  We have been actively working to comply with the requirements of the Order, which will remain in effect until modified or terminated by the FDIC and IDFPR.  In addition to raising capital as described above, our Board of Directors has continuously reviewed the qualifications of, and has restructured, our management team and has determined that our current management team has the authority and ability to: (i) comply with the requirements of the Order; (ii) operate the Bank in a safe and sound manner; (iii) comply with applicable laws, rules, and regulations; and (iv) restore all aspects of the Bank to a safe and sound condition, including capital adequacy, asset quality, management effectiveness, earnings, liquidity, and sensitivity to interest rate risk. The Board has also continued its participation in the affairs of the Bank, assuming full responsibility for the approval of sound policies and objectives and for the supervision of all the Bank’s activities.  In connection with its continued oversight, the Board meets no less than monthly to, at a minimum, review and approve: (i) reports of income and expenses; (ii) new, overdue, renewal, insider, charged off, and recovered loans; (iii) investment activity; (iv) the adoption or modification of operating policies; (v) individual committee reports; (vi) audit reports; (vii) internal control reviews including management responses; (viii) reconciliation of general ledger accounts; and (ix) compliance with the Order.  We have also submitted a recapitalization plan to FDIC in accordance with the terms of the Order.

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

  In addition to the Order, on January 14, 2011, the Company was notified by the Federal Reserve Bank of Chicago (the “FRB”) that the overall condition of the Company and the Bank is less than satisfactory. As a result, the Company must now obtain prior written approval from the FRB prior to, among other things, the payment of any capital distribution, including stockholder dividends, or making any payments related to any outstanding trust preferred securities.  The Company was also required, within thirty days of January 14, 2011, to downstream all remaining funds to the Bank with the exception of the Company’s non-discretionary payments required to be made over the next twelve months.  Additionally, the Company is required to comply with (i) the provisions of Section 32 of the Federal Deposit Insurance Act and Section 225.71 of the Rules and Regulations of the Board of Governors of the Federal Reserve System with respect to the appointment of any new Company directors or the hiring or change in position of any Company senior executive officer and (ii) the restrictions on making “golden parachute” payments set forth in Section 18(k) of the Federal Deposit Insurance Act.

Recent Developments

                Financial Condition

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

As a result of the deterioration in economic conditions and the local real estate market, the Company experienced net losses of $4.6 million, $11.0 million and $2.5 million for the fiscal years ended December 31, 2010, 2011 and 2012, respectively, and experienced a net loss of $3.0 million for the nine months ended September 30, 2013 compared to a net loss of $1.6 million for the nine months ended September 30, 2012.  During this time, the book value of the Company’s common stock, on a fully converted basis, decreased from $14.26 per share at December 31, 2010 to $0.73 per share at September 30, 2013.  The Company also experienced loan loss provisions totaling $8.3 million, $6.2 million and $1.6 million for the fiscal years ended December 31, 2010, 2011 and 2012, respectively, and experienced a loan loss provision of $1.4 million for the nine months ended September 30, 2013 compared to $1.1 million for the nine months ended September 30, 2012. Total nonperforming assets have decreased from $23.3 million at December 31, 2010 to $16.8 million at December 31, 2012 and have been further reduced to $8.5 million as of September 30, 2013.

                December 2012 Private Placement Offering

As previously disclosed, in an effort to satisfy the increased capital requirements set forth in the Order, Community Financial Shares entered into a securities purchase agreement (the “Securities Purchase Agreement”), dated as of November 13, 2012, with certain accredited investors and members of the Company’s Board of Directors and executive management team pursuant to which, on December 21, 2012, the Company issued an aggregate of 4,315,300 shares of common stock at $1.00 per share, 133,411 shares of Series C convertible noncumulative perpetual preferred stock (the “Series C Preferred Stock”) at $100.00 per share, 56,708 shares of Series D convertible noncumulative perpetual preferred stock (the “Series D Preferred Stock”) at $100.00 per share and 6,728 shares of Series E convertible noncumulative perpetual preferred stock (the “Series E Preferred Stock”) at $100.00 per share in a private placement offering, for gross proceeds of $24.0 million.  The 133,411 shares of Series C Preferred Stock, the 56,708 shares of Series D Preferred Stock and the 6,728 shares of Series E Preferred Stock are convertible into 13,341,100, 5,670,800 and 672,800 shares of Company common stock, respectively.  The effective price per share paid by investors was $1.00 per common share after taking into account the anti-dilution provisions of the Securities Purchase Agreement.

Closings.  The Securities Purchase Agreement provided that the Company would conduct two closings in connection with the private placement offering.  The first closing, which occurred on December 21, 2012, resulted in $24.0 million in gross proceeds, or $21.5 million in net proceeds after deducting offering expenses of $2.5 million.  The Company used the net proceeds from the first closing to (i) redeem the Company’s $6.9 million of preferred stock previously issued to the U.S. Department of Treasury pursuant to the TARP Capital Purchase Program, (ii) repay the Company’s indebtedness to a third party lender, (iii) enhance the capital of the Bank, as required by the terms of the Order previously issued by FDIC and IDFPR, and (iv) support the future operational growth of the Company

In accordance with the terms of the Securities Purchase Agreement, after the first closing, the Company commenced a rights offering pursuant to which existing holders of the Company’s common stock (not the investors participating in the first closing) were able to purchase up to an aggregate of 3,000,000 shares of Company common stock at a price of $1.00 per share.  For more information on the rights offering, see “—Rights Offering” below.

Under the Securities Purchase Agreement, certain investors were permitted to purchase additional shares of Series C Preferred Stock and Series D Preferred Stock and Series E Preferred Stock, as applicable, in a subsequent second closing to the extent their ownership interests in the Company were diluted by the issuance of shares in the rights offering. On July 17, 2013, the Company consummated the second closing, pursuant to which it issued to two investors an aggregate of 1,192 shares of Series C Preferred Stock at $100.00 per share and 1,385 shares of Series D Preferred Stock at $100.00 per share for gross proceeds of $257,700.   The 1,192 shares of Series C Preferred Stock and the 1,385 shares of Series D Preferred Stock that were issued in connection with the second closing are convertible into 119,200 and 138,500 shares of Company common stock, respectively.  The second closing resulted in $257,700 in gross proceeds, or $226,850 in net proceeds after deducting offering expenses of $30,850.  The Company used the net proceeds from the second closing to enhance the capital position of the Company.

Rights Offering.  As previously disclosed, and in accordance with the provisions of the Securities Purchase Agreement, on March 28, 2013, the Company sold 483,121 shares of common stock at a price of $1.00 per share in a nontransferable rights offering for gross proceeds of $483,121, or $424,800 in net proceeds after deducting offering expenses of $58,300.  The Company used the net proceeds from the rights closing to enhance the capital position of the Company.  Including the second closing and rights offering, gross proceeds of the private placement offering totaled $24.7 million, or $22.1 million in net proceeds after deducting aggregate offering expenses of $2.6 million.

Use of Proceeds.  The proceeds of the December 2012 private placement were used to (i) redeem the Company’s $6.9 million of preferred stock previously issued to the U.S. Department of Treasury pursuant to the TARP Capital Purchase Program, (ii) repay the Company’s indebtedness to a third party lender, (iii) enhance the capital of the Bank, as required by the terms of the Order previously issued by FDIC and IDFPR, and (iv) support the future operational growth of the Company. On November 13, 2012, the Company entered into a securities purchase agreement with the U.S. Department of Treasury (the “TARP Securities Purchase Agreement”) pursuant to which, subject to the completion of the December 2012 private placement offering and the receipt of Federal Reserve Board approval, it agreed to repurchase the shares of preferred stock it previously issued pursuant to the TARP Capital Purchase Program for $3,293,550 plus an amount equal to 45% of the accrued and unpaid dividends on such preferred shares.  The Company consummated the transactions contemplated by the TARP Securities Purchase Agreement on December 21, 2012.

September 2013 Private Placement Offering

On September 30, 2013, the Company consummated its previously announced private placement offering, pursuant to which the Company issued 2,836,900 shares of common stock to accredited investors at a purchase price of $1.00 per share.  In connection with the closing of the September 2013 private placement offering, the Company also issued an additional 350,200 shares of common stock at a purchase price of $1.00 per share and 7,334 shares of Series D Preferred Stock at a purchase price of $100.00 per share to existing stockholders of the Company.  The additional shares of common stock and preferred stock were issued to satisfy the exercise of non-dilution rights afforded to stockholders under the Securities Purchase Agreement.  Including these anti-dilution shares, the Company raised aggregate proceeds of $3,920,500 in connection with the completion of the private placement offering, $3.4 million in net proceeds after deducting offering expenses of $472,000.  The Company used the net proceeds from the September 2013 private placement offering to invest $500,000 in the Bank and to further enhance the capital position of the Company.  The issuance of shares in the September 2013 private placement offering was approved by at least two-thirds of the Company’s Board of Directors as required under the Securities Purchase Agreement.  After giving effect to the first and second closings of the December 2012 private placement offering, the March 2013 rights offering and the September 2013 private placement offering, the number of shares of outstanding Company common stock has increased from 1,245,267 to 10,781,988 since the execution of the Securities Purchase Agreement on November 13, 2012.

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

Total assets at September 30, 2013 were $351.4 million, which represented a decrease of $3.8 million, or 1.0%, compared to $355.2 million at December 31, 2012.  The decrease in total assets was primarily due to a decrease in cash and cash equivalents and foreclosed assets.  Cash and cash equivalents decreased $36.8 million, or 51.9%, to $34.2 million at September 30, 2013 from $71.0 million at December 31, 2012.  Foreclosed assets decreased $2.6 million, or 28.7%, to $6.4 million at September 30, 2013 from $9.0 million at December 31, 2012.  Included in foreclosed assets at September 30, 2013 are 14 one-to-four family residences, two commercial real estate properties and two parcels of land.  The decrease in cash and cash equivalents and foreclosed assets was partially offset by an increase in investment securities.  Investment securities increased $39.8 million, or 83.8%, to $87.4 million at September 30, 2013 from $47.6 million at December 31, 2012 primarily as a result of the net effect of a $31.9 million increase in mortgage-backed securities, a $12.4 million increase in municipal securities and a $10.0 million decrease in U.S. agency securities.  The increase in investment securities was driven by the Company’s investment of excess liquidity generated from an increase in deposits and from the deployment of the proceeds from the Company’s recent private placement offerings during the nine months ended September 30, 2013.

Total liabilities at September 30, 2013 were $329.7 million, which represented a decrease of $3.1 million, or 0.9%, compared to $332.8 million at December 31, 2012.  Borrowed money, consisting solely of Federal Home Loan Bank advances, decreased $4.5 million, or 50.0%, to $4.5 million at September 30, 2013 from $9.0 million at December 31, 2012 as a result of the repayment in January.  Deposits increased $1.9 million, or 0.6%, to $319.1 million at September 30, 2013 from $317.2 million at December 31, 2012.  This increase in deposits primarily consisted of increases in regular savings accounts of $6.9 million, or 10.7%, to $72.0 million at September 30, 2013 from $65.1 million at December 31, 2012 and demand deposit accounts of $2.9 million, or 7.4%, to $41.7 million at September 30, 2013 from $38.8 million at December 31, 2012.  The percentage of regular savings accounts to total deposits increased to 22.6% at September 30, 2013 from 20.5% at December 31, 2012 and the percentage of certificates of deposit to total deposits decreased to 28.7% at September 30, 2013 from 29.6% at December 31, 2012.

Stockholders’ equity decreased $672,000, or 3.0%, to $21.7 million at September 30, 2013 from $22.4 million at December 31, 2012.  The decrease in stockholders’ equity was primarily due to the Company’s $3.2 million net loss for the nine months ended September 30, 2013.  In addition, the Company’s accumulated other comprehensive income decreased $1.5 million to a loss of $1.3 million for the nine months ended September 30, 2013 due to changes in the fair value of the Company’s available-for-sale investment portfolio.  Partially offsetting these decreases was a $4.1 million increase in paid-in capital primarily due to proceeds from the Company’s March 2013 rights offering, the second closing of the Company’s December 2012 private placement offering (which occurred in July 2013) and the Company’s September 2013 private placement offering.

Comparison of Operating Results for the Three Months Ended September 30, 2013 and 2012

General.  The Company’s net loss for the three months ended September 30, 2013 totaled $451,000 compared to a net loss of $384,000 for the three months ended September 30, 2012.  Due to the effect of preferred stock dividends, net loss available to common shareholders totaled $468,000 for the three months ended September 30, 2012.  This represents a basic and diluted loss per share of $0.07 for the three months ended September 30, 2013 compared to a basic and diluted loss per share of $0.38 for the three months ended September 30, 2012.  The increase in net loss during the three months ended September 30, 2013 is primarily the result of the combined effect of a $60,000 decrease in provision for loan losses, a $132,000 increase in net interest income, a $250,000 increase in noninterest expense and a $9,000 decrease in noninterest income.

Net interest income.  The following table summarizes interest and dividend income and interest expense for the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$2,697	$2,719	$(22)	(0.81)%
Securities:
Taxable	276	241	35	14.52
Exempt from federal tax	77	82	(5)	(2.07)
Other interest income	25	38	(13)	(34.21)
Total interest and dividend income	3,075	3,080	(5)	(0.16)

Interest expense:
Deposits	351	426	(75)	(17.61)
Federal Home Loan Bank advances and other borrowings	28	89	(61)	(68.54)
Subordinated debentures	18	19	(1)	(5.26)
Total interest expense	397	534	(137)	(25.66)
Net interest income	$2,678	$2,546	$132	5.19

The following table summarizes average balances and annualized average yields or costs for the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013			2012
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
Interest-earning assets:
Taxable securities	$74,910	$276	1.46%	$42,838	$241	2.23%
Tax-exempt securities	12,365	77	2.46	7,637	82	4.28
Loan receivables (1)	197,392	2,697	5.42	199,083	2,719	5.42
Interest-bearing deposits	31,347	24	0.31	47,180	36	0.30
FHLB stock	926	1	0.30	2,247	2	0.37
Total interest-earning assets	316,940	3,075	3.88	298,985	3,080	4.09

Interest-bearing liabilities:
NOW accounts	72,301	33	0.18	72,656	55	0.30
Regular savings	72,018	46	0.26	61,671	52	0.33
Money market accounts	44,739	35	0.31	44,569	54	0.48
Certificates of deposit	92,861	237	1.01	94,826	265	1.11
FHLB advances and other	5,271	28	2.09	14,300	89	2.46
Subordinated debentures	3,609	18	1.92	3,609	19	2.11
Total interest-bearing liabilities	$290,799	397	0.54	$291,631	534	0.73

Net interest income		$2,678			$2,546
Net interest spread			3.31%			3.36%
Net interest income to average interest-earning assets			3.35%			3.38%

(1)The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.

Interest Income.  Interest income decreased $5,000 to $3.1 million for the three months ended September 30, 2013.  The average yield on interest-earning assets decreased 24 basis points to 3.85% for the three months ended September 30, 2013 from 4.09% for the comparable prior year period.  In addition, interest-earning assets increased $17.9 million to $316.9 million for the three months ended September 30, 2013 from $299.0 million for the comparable prior year period.

Interest and fees on loans decreased $22,000, or 0.8%, to $2.7 million for the three months ended September 30, 2013, compared to $2.7 million for the comparable prior year period.  This decrease resulted from a decrease in the average balance of loans of $1.7 million to $197.4 million for the three months ended September 30, 2013 from $199.1 million for the comparable prior year period.  The average loan yield of 5.42% for the three months ended September 30, 2013 remained unchanged from the three months ended September 30, 2012.  Interest on taxable securities increased $35,000 for the three months ended September 30, 2013 compared to the comparable prior year period.  This increase is primarily due to an increase in the average balance of taxable securities of $32.1 million to $74.9 million for the three months ended September 30, 2013 from $42.8 million for the comparable prior year period.  Partially offsetting this increase was a decrease in the average yield on taxable securities of 77 basis points to 1.46% for the three months ended September 30, 2013 from 2.23% for the comparable prior year period.

Interest Expense.  Interest expense decreased by $137,000, or 25.7%, to $397,000 for the three months ended September 30, 2013, from $534,000 for the three months ended September 30, 2012.  This decrease resulted from a decrease in the average rate paid on interest bearing liabilities of 19 basis points to 0.54% for the three months ended September 30, 2013 from 0.73% for the comparable prior year period, which is primarily due to a decrease in overall market rates.  In addition, the average balance of interest bearing liabilities decreased $832,000 to $290.8 million for the three months ended September 30, 2013 from $291.6 million for the comparable prior year period.  Interest expense resulting from Federal Home Loan Bank advances, subordinated debentures and other borrowings decreased $62,000 during the three months ended September 30, 2013.  The average balance on these borrowings decreased $9.0 million to $8.9 million for the three months ended September 30, 2013 from $17.9 million for the comparable prior year period.  In addition, there was a decrease in the average cost of these borrowings of 37 basis points to 2.02% for the three months ended September 30, 2013 from 2.39% for the comparable period in 2012.

Net Interest Income before Provision for Loan Losses.  Net interest income before provision for loan losses increased $132,000, or 5.2%, to $2.7 million for the three months ended September 30, 2013 compared to $2.5 million for the comparable period in 2012.  The Company’s net interest margin expressed as a percentage of average interest-earning assets decreased to 3.35% for the three months ended September 30, 2013 as compared to 3.38% for the three months ended September 30, 2012.  The average yield on interest-earning assets decreased 24 basis points to 3.85% for the three months ended September 30, 2013 from 4.09% for the comparable period ended September 30, 2012.  The average balance of interest earning assets increased $17.9 million to $316.9 million for the three months ended September 30, 2013 from $299.0 million for the three months ended September 30, 2012.  The yield on taxable securities decreased 77 basis points to 1.46% for the three months ended September 30, 2013 from 2.23% for the comparable prior year period.  The yield on average loans remained unchanged at 5.42% for the three months ended September 30, 2013 from the comparable prior year period.  In addition, there was a 19 basis point decrease in the cost of average interest-bearing liabilities to 0.54% for the three months ended September 30, 2013 as compared to 0.73% for the comparable 2012 period.

Provision for Loan Losses.  The Bank’s provision for loan losses decreased to $120,000 for the three months ended September 30, 2013 from $180,000 for the comparable period in 2012.  The $60,000 decrease in the provision was the result of management’s quarterly analysis of the allowance for loan losses.  At September 30, 2013, December 31, 2012 and September 30, 2012, nonperforming loans totaled $1.9 million, $7.4 million and $8.8 million, respectively.  At September 30, 2013, the ratio of the allowance for loan losses to nonperforming loans was 126.9% compared to 39.0% at December 31, 2012 and 60.1% at September 30, 2012.  The ratio of the allowance to total loans was 1.28%, 1.54% and 2.67%, at September 30, 2013, December 31, 2012 and September 30, 2012, respectively.  The decrease from September 30, 2012 to September 30, 2013 is primarily due to reserves established in prior periods on loans which were charged off in 2012.

Nonperforming loans decreased $5.5 million, or 74.5%, to $1.9 million at September 30, 2013 from $7.4 million at December 31, 2012.  The largest component of nonperforming loans is commercial real estate loans, which decreased $1.8 million, or 56.8%, to $1.4 million, or 71.8% of total nonperforming loans, at September 30, 2013, from $3.1 million, or 42.3% of total nonperforming loans at December 31, 2012.  Nonperforming home equity lines of credit decreased $1.2 million, or 70.6%, to $505,000 at September 30, 2013 from $1.7 million at December 31, 2012.  Nonperforming residential mortgage loans decreased $2.6 million to zero at September 30, 2013 from December 31, 2012.  Charge-offs, net of recoveries, totaled $10,000 for the three months ended September 30, 2013 compared to $39,000 for the three months ended September 30, 2012.  Nonperforming loans are loans that are ninety days past due and placed on nonaccrual status.  Management continues to take aggressive actions in identifying and disposing of problem credits.

The amounts of the provision and allowance for loan losses are influenced by a number of factors, including current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio.  Should the local economic climate continue to deteriorate, borrowers may experience increased difficulties paying off loans and the level of non-performing loans, charge-offs, and delinquencies could continue to rise, which would require us to further increase the provision.  The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements.  The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions.  Management believes that, based on information available at September 30, 2013, the Bank’s allowance for loan losses was adequate to cover probable incurred losses inherent in its loan portfolio at that time.  However, no assurances can be given that the Bank’s level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance will not be necessary if economic or other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance.  In addition, the FDIC and IDFPR, as an integral part of their examination processes, periodically reviews the Bank’s allowance for loan losses and may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management.

Noninterest Income

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$89	$98	$(9)	(9.18)%
Gain on sale of loans	222	229	(7)	(3.06)
Gain/(loss) on sale of foreclosed assets	7	(25)	32	128.00
Other non-interest income	231	256	(25)	(9.77)
Total non-interest income	$549	$558	$(9)	(1.61)

Noninterest income totaled $549,000 and $558,000 for the three months ended September 30, 2013 and 2012, respectively.  Gain on sale of loans decreased $7,000 to $222,000 for the three months ended September 30, 2013 from $229,000 for the comparable prior year period.  Gain/loss on sale of foreclosed assets increased $32,000 to a gain of $7,000 for the three months ended September 30, 2013 as compared to the prior year period.

Noninterest Expense

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$1,468	$1,548	$(80)	(5.17)%
Net occupancy and equipment expense	299	313	(14)	(4.47)
Data processing expense	341	317	24	7.57
Advertising and promotions	47	81	(34)	(41.98)
Professional fees	343	254	89	35.04
FDIC insurance premiums	205	319	(114)	(35.74)
Write-down on other real estate owned	386	-	386	-
Other real estate owned expenses	187	141	46	32.62
Other operating expenses	282	335	(53)	(15.82)
Total non-interest expenses	$3,558	$3,308	$250	7.56

Noninterest expense increased by $250,000 to $3.6 million for the three months ended September 30, 2013 from $3.3 million for the comparable prior year period.  Salaries and employee benefits expenses decreased by $80,000, or 5.2%, to $1.5 million for the three months ended September 30, 2013.  This decrease is primarily due to the effect of the Bank’s reduced hours which began in August 2013.  FDIC insurance premiums decreased by $114,000, or 35.7%, to $205,000 for the three months ended September 30, 2013 compared to $319,000 for the prior year period.  Other real estate owned expenses increased to $187,000 for the three months ended September 30, 2013 compared to $141,000 for the comparable prior year period.  In addition, write-downs on foreclosed assets increased to $386,000 for the three months ended September 30, 2013 from zero for the comparable prior year period.  Advertising expenses decreased $34,000 to $47,000 for the three months ended September 30, 2013 compared to the prior year period.  Offsetting this decrease was an increase of $89,000 in professional fees which includes attorney’s fees.  Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Expense.   The Company recorded income tax expense of zero for the three months ended September 30, 2013, despite a $451,000 pre-tax loss during the period due to the establishment of a valuation allowance against the Company’s deferred tax assets.  The valuation allowance for deferred tax assets was increased $202,000 for the three months ended September 30, 2013.  As of September 30, 2013 the Company’s deferred tax assets are fully reserved.  Under generally accepted accounting principles, income tax benefits and the related tax assets may only be allowed to be recognized if they will more likely than not be fully utilized.  In each future accounting period, the Company’s management will consider both positive and negative evidence when considering the ability of the Company to utilize its net deferred tax asset.  Any subsequent reduction in the valuation allowance would lower the amount of income tax expense recognized in the Company’s consolidated statements of operations in future periods.  However, if operating losses continue into the future, there can be no guarantee that additional valuation allowances will be necessary.  Income tax benefit totaled $30,000 for the three months ended September 30, 2012.

Comparison of Operating Results for the Nine Months Ended September 30, 2013 and 2012

General.  The Company’s net loss for the nine months ended September 30, 2013 totaled $3.2 million compared to a net loss of $1.6 million for the nine months ended September 30, 2012.  Due to the effect of preferred stock dividends, net loss available to common shareholders totaled $1.9 million for the nine months ended September 30, 2012.  This represents a basic and diluted loss per share of $0.53 for the nine months ended September 30, 2013 compared to a basic and diluted loss per share of $1.54 for the nine months ended September 30, 2012.  The increase in net loss during the nine months ended September 30, 2013 is primarily the result of the combined effect of a $283,000 increase in provision for loan losses, a $1.1 million increase in noninterest expense, a $130,000 decrease in noninterest income and an $81,000 increase in net interest income.

Net interest income.  The following table summarizes interest and dividend income and interest expense for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans Securities:	$7,972	$8,289	$(317)	(3.82)%
Taxable	790	710	80	11.27
Exempt from federal tax	191	283	(92)	(32.51)
Other interest income	104	117	(13)	(11.11)
Total interest and dividend income	9,057	9,399	(342)	(3.64)

Interest expense:
Deposits	1,120	1,343	(223)	(16.61)
Federal Home Loan Bank advances and
other borrowings	92	286	(194)	(67.83)
Subordinated debentures	52	58	(6)	(10.35)
Total interest expense	1,264	1,687	(423)	(25.07)
Net interest income	$7,793	$7,712	$81	1.05

The following table summarizes average balances and annualized average yields or costs for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013			2012
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
Interest-earning assets:
Taxable securities	$66,585	$790	1.59%	$39,268	$710	2.41%
Tax-exempt securities	8,414	191	2.88	8,442	283	4.47
Loan receivables (1)	198,699	7,972	5.36	201,119	8,289	5.49
Interest-bearing deposits	43,930	102	0.31	47,646	111	0.31
FHLB stock	926	2	0.35	3,117	6	0.26
Total interest-earning assets	318,554	9,057	3.80	299,592	9,399	4.18

Interest-bearing liabilities:
NOW accounts	74,128	118	0.21	74,638	187	0.33
Regular savings	69,350	151	0.29	59,702	163	0.36
Money market accounts	44,729	124	0.37	43,901	195	0.59
Certificates of deposit	94,051	727	1.03	94,102	798	1.13
FHLB advances and other	5,921	92	2.08	14,300	286	2.67
Subordinated debentures	3,609	52	1.93	3,609	58	2.14
Total interest-bearing liabilities	$291,788	1,264	0.58	$290,252	1,687	0.77

Net interest income		$7,793			$7,712
Net interest spread			3.22%			3.41%
Net interest income to average interest-earning assets			3.27%			3.43%

(1)The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.

Interest Income.  Interest income decreased $342,000 to $9.1 million for the nine months ended September 30, 2013 from $9.4 million for the nine months ended September 30, 2012.  The average yield on interest-earning assets decreased 38 basis points to 3.80% for the nine months ended September 30, 2013 from 4.18% for the comparable prior year period.  In addition, interest-earning assets increased $19.0 million to $318.6 million for the nine months ended September 30, 2013 from $299.6 million for the comparable prior year period.

Interest and fees on loans decreased $317,000, or 3.8%, to $8.0 million for the nine months ended September 30, 2013, compared to $8.3 million for the comparable prior year period.  This decrease resulted from a decrease in the average balance of loans of $2.4 million to $198.7 million for the nine months ended September 30, 2013 from $201.1 million for the comparable prior year period.  In addition, the average loan yield decreased 13 basis points to 5.36% for the nine months ended September 30, 2013 from 5.49% for the comparable prior year period.  Interest on taxable securities increased $80,000 for the nine months ended September 30, 2013 compared to the comparable prior year period.  This increase is primarily due to an increase in the average balance of taxable securities of $27.3 million to $66.6 million for the nine months ended September 30, 2013 from $39.3 million for the comparable prior year period.  Partially offsetting this increase was a decrease in the average yield on taxable securities of 82 basis points to 1.59% for the nine months ended September 30, 2013 from 2.41% for the comparable prior year period.

Interest Expense.  Interest expense decreased by $423,000, or 25.1%, to $1.3 million for the nine months ended September 30, 2013, from $1.7 million for the nine months ended September 30, 2012.  This decrease resulted from a decrease in the average rate paid on interest bearing liabilities of 19 basis points to 0.58% for the nine months ended September 30, 2013 from 0.77% for the comparable prior year period, which is primarily due to a decrease in overall market rates.  The average balance of interest bearing liabilities increased $1.5 million to $291.8 million for the nine months ended September 30, 2013 from $290.3 million for the comparable prior year period.  Interest expense resulting from Federal Home Loan Bank advances, subordinated debentures and other borrowings decreased $200,000 during the nine months ended September 30, 2013.  The average balance on these borrowings decreased $8.4 million to $9.5 million for the nine months ended September 30, 2013 from $17.9 million for the comparable prior year period.  In addition, there was a decrease in the average cost of these borrowings of 54 basis points to 2.02% for the nine months ended September 30, 2013 from 2.56% for the comparable period in 2012.

Net Interest Income before Provision for Loan Losses.  Net interest income before provision for loan losses increased $81,000, or 1.1%, to $7.8 million for the nine months ended September 30, 2013 compared to $7.7 million for the comparable period in 2012.  The Company’s net interest margin expressed as a percentage of average interest-earning assets decreased to 3.27% for the nine months ended September 30, 2013 as compared to 3.43% for the nine months ended September 30, 2012.   The average yield on interest-earning assets decreased 38 basis points to 3.80% for the nine months ended September 30, 2013 from 4.18% for the comparable period ended September 30, 2012.  The yield on taxable securities decreased 82 basis points to 1.59% for the nine months ended September 30, 2013 from 2.41% for the comparable prior year period.  The yield on average loans decreased to 5.36% for the nine months ended September 30, 2013 from 5.49% for the nine months ended September 30, 2012.  In addition, there was a 19 basis point decrease in the cost of average interest-bearing liabilities to 0.58% for the nine months ended September 30, 2013 as compared to 0.77% for the comparable 2012 period.

Provision for Loan Losses.  The Bank’s provision for loan losses increased to $1.4 million for the nine months ended September 30, 2013 from $1.1 million for the comparable period in 2012.  The $283,000 increase in the provision was the result of management’s quarterly analysis of the allowance for loan losses.  At September 30, 2013, December 31, 2012 and September 30, 2012, nonperforming loans totaled $1.9 million, $7.4 million and $8.8 million, respectively.  At September 30, 2013, the ratio of the allowance for loan losses to nonperforming loans was 126.9% compared to 39.0% at December 31, 2012 and 60.1% at September 30, 2012.  The ratio of the allowance to total loans was 1.28%, 1.54% and 2.67%, at September 30, 2013, December 31, 2012 and September 30, 2012, respectively.  The decrease from September 30, 2012 to September 30, 2013 is primarily due to reserves established in prior periods on loans which were charged off in 2012.

Charge-offs, net of recoveries, totaled $1.9 million for the nine months ended September 30, 2013 compared to $4.7 million for the nine months ended September 30, 2012.  Nonperforming loans are loans that are ninety days past due and placed on nonaccrual status.  Management continues to take aggressive actions in identifying and disposing of problem credits.

Noninterest Income

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$260	$289	$(29)	(10.04)%
Gain on sale of loans	993	609	384	63.05
Gain on sale of securities	55	141	(86)	(60.99)
Loss on sale of foreclosed assets	(331)	(20)	(311)	(1,555.00)
Other non-interest income	713	800	(87)	(10.88)
Total non-interest income	$1,690	$1,819	$(129)	(7.09)

Noninterest income totaled $1.7 million and $1.8 million for the nine months ended September 30, 2013 and 2012, respectively.  Gain on sale of loans increased $384,000 to $993,000 for the nine months ended September 30, 2013 from $609,000 for the comparable prior year period.  Loss on sale of foreclosed assets increased to $331,000 for the nine months ended September 30, 2013 as compared to $20,000 for the prior year period.  Gain on sale of securities decreased $86,000 to $55,000 for the nine months ended September 30, 2013 from $141,000 for the nine months ended September 30, 2012.

Noninterest Expense

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$4,584	$4,361	$223	5.11%
Net occupancy and equipment expense	954	962	(8)	(0.83)
Data processing expense	1,009	930	79	8.50
Advertising and promotions	137	218	(81)	(37.16)
Professional fees	1,058	778	280	35.99
FDIC insurance premiums	617	912	(295)	(32.35)
Write-down on other real estate owned	1,251	424	827	195.05
Other real estate owned expenses	507	412	95	23.06
Other operating expenses	1,039	1,033	6	0.58
Total non-interest expenses	$11,156	$10,030	$1,126	11.23

Noninterest expense increased by $1.1 million to $11.0 million for the nine months ended September 30, 2013 from $10.0 million for the comparable prior year period.  Salaries and employee benefits expenses increased by $223,000, or 5.1%, to $4.6 million for the nine months ended September 30, 2013 from $4.4 million for the prior year period.  This increase is primarily due to planned personnel growth in the Bank’s expanding mortgage department.  FDIC insurance premiums decreased by $295,000, or 32.4%, to $617,000 for the nine months ended September 30, 2013 compared to $912,000 for the prior year period.  Write-down on other real estate owned increased $827,000 to $1.3 million for the nine months ended September 30, 2013 from $424,000 for the prior year period.  In addition, other real estate owned expenses increased to $507,000 for the nine months ended September 30, 2013 compared to $412,000 for the prior year period.  Advertising expenses decreased $81,000 to $137,000 for the nine months ended September 30, 2013 compared to the prior year period.  Offsetting this decrease was an increase of $79,000 in data processing.  Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Expense.   The Company recorded income tax expense of $146,000  for the nine months ended September 30, 2013, despite a $3.1 million pre-tax loss during that period due to the establishment of a valuation allowance against the Company’s deferred tax assets.  The valuation allowance for deferred tax assets was increased $1.4 million for the nine months ended September 30, 2013.  As of September 30, 2013 the Company’s deferred tax assets are fully reserved.  Under generally accepted accounting principles, income tax benefits and the related tax assets may only be recognized if they will more likely than not be fully utilized.  In each future accounting period, the Company’s management will consider both positive and negative evidence when considering the ability of the Company to utilize its net deferred tax asset.  Any subsequent reduction in the valuation allowance would lower the amount of income tax expense recognized in the Company’s consolidated statements of operations in future periods.  However, if operating losses continue into the future, there can be no guarantee that additional valuation allowances will be necessary.  Income tax benefit totaled $56,000 for the nine months ended September 30, 2012.

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

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, FHLB advances, and proceeds from principal and interest payments on loans and securities.  While maturities, and scheduled amortization of loans and securities, and calls of securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Company generally manages the pricing of its deposits to be competitive and to increase core deposit relationships.

Liquidity management is both a daily and long-term responsibility of management.  The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities, and (iv) the objectives of its asset/liability management program.  Excess liquid assets are invested generally in interest-earning overnight deposits and short- and intermediate-term U.S. government and agency obligations.

The Company's most liquid assets are cash and short-term investments.  The levels of these assets are dependent on the Company's operating, financing, lending, and investing activities during any given year. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans.  The Company may also utilize the sale of securities available for sale, federal funds lines of credit from correspondent banks, and borrowings from the Federal Home Loan Bank of Chicago.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders.  The Company’s primary source of funds is dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to the Company is generally restricted under applicable law to net profits in the current year plus those for the previous two years.  At September 30, 2013, the Company had liquid assets of $3.8 million.

Contractual Obligations

The following table discloses contractual obligations of the Company as of September 30, 2013:

	Payments Due By Year
(Dollars in Thousands)	2013	2014	2015	2016	2017	2018 and after	Total

Federal Home Loan Bank advances	$-	$2,500	$2,000	$-	$-	$-	$4,500
Subordinated debentures	-	-	-	-		3,609	3,609
Data Processing (1), (2)	165	660	660	660	660	1,980	4,785
Total	$165	$3,160	$2,660	$660	$660	$5,589	$12,894

(1)	Estimated contract amount based on transaction volume. Actual expense was $737,000 and $751,000 in 2012 and 2011, respectively.
(2)	The current contract expires September 30, 2013. A new contract was signed and is effective until October 14, 2020.

Off-balance-sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit.  For information about our loan commitments and unused lines of credit, see Note 15 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 29, 2013.  We currently have no plans to engage in hedging activities in the future.  For the year ended December 31, 2012 and for the nine months ended September 30, 2013, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 4:   CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the nine months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.	RISK FACTORS

Except as set forth below, there are no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2012.

A significant percentage of the Company’s voting securities were sold to investors in the Company’s December 2012 private placement offering and September 2013 private placement offering, and these investors may therefore have the ability to significantly impact certain corporate actions that other stockholders of the Company may not agree with.

A significant percentage of the Company’s voting securities were sold to investors in the Company’s December 2012 private placement offering and September 2013 private placement offering.  Our six largest investors each beneficially own more than 5.0% of the Company’s outstanding voting securities and collectively beneficially own approximately 41.1% of the Company’s outstanding voting securities as a result of their participation in the Company’s December 2012 and/or September 2013 private placement offerings.  Because the collective voting interests acquired by these investors represent a substantial percentage of the Company’s outstanding voting securities, these investors have the ability to significantly impact the outcome of proposals presented for a vote of the Company’s stockholders, such as the election of directors, particularly in the event that they vote their shares in a similar manner.

Three of the investors that participated in our December 2012 private placement offering were each entitled to appoint a member of our Board of Directors.  Additionally, in connection with the December 2012 private placement offering, the Company agreed to appoint Donald H. Wilson, who was also an investor in the offering, to serve as Chairman of the Board of Directors following the December 2012 private placement offering.  These appointees represent four of the Company’s nine directors and may therefore be able to exert significant influence over the Board of Directors.

On December 21, 2012, the Company consummated a $24.0 private placement offering pursuant to the terms of a Securities Purchase Agreement, dated as of November 13, 2012, by and between the Company and more than 60 accredited investors.  In accordance with the terms of the Securities Purchase Agreement, three of the investors that participated in our December 2012 private placement offering were entitled to each appoint a member of our Board of Directors.  Furthermore, pursuant to the terms of the Securities Purchase Agreement, each of these three investors will have the right to be represented on the Company’s Board of Directors by one director of its choice for as long as it maintains at least a 2.5% ownership interest in the Company.  In addition, under the Securities Purchase Agreement, the Company agreed to appoint Donald H. Wilson, who was also an investor in the offering, to serve as Chairman of the Board of Directors following the December 2012 private placement offering.  However, unlike the other three investors that have appointed Board representatives, Mr. Wilson does not have the right to continue to serve on the Board for so long as he maintains a minimum ownership interest in the Company.  The individuals appointed to serve on the Board of Directors pursuant to the terms of the Securities Purchase Agreement currently comprise four of the nine members of our Board of Directors.  Although these four individuals constitute less than a majority of the Company’s Board of Directors, the representation of these investors on the Board of Directors may increase their ability to influence the Board to take certain corporate actions that other stockholders of the Company may not agree with.

Our ability to pay dividends on shares of our common stock is limited by current regulatory restrictions, the terms of our outstanding shares of preferred stock and our desire to continue to preserve capital.

Historically, it has been a policy of the Company to pay only small to moderate dividends so as to retain earnings to support growth. However, on October 15, 2008 the Board of Directors voted to suspend the payment of cash dividends on the Company’s common stock in an effort to conserve capital. On January 14, 2011, the Company was notified by the Federal Reserve Bank of Chicago that the overall condition of the Company and the Bank is less than satisfactory.  As a result, the Company must now obtain prior written approval from the Federal Reserve Bank of Chicago prior to paying any dividends on its outstanding common stock.  In addition, the holders of our outstanding shares of Series C Preferred Stock, Series D Preferred Stock and Series E Preferred stock are entitled to participate in all common stock dividends on an as converted basis, and we may not pay dividends on our common stock unless an identical dividend is payable at the same time on the Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock.  Currently, we have 119,091, 65,427 and 6,728 outstanding shares of Series C Preferred Stock, Series D Preferred Stock and Series E Preferred stock, each of which is convertible into 100 shares of common stock.  As a result of the regulatory restrictions imposed by the Federal Reserve Bank of Chicago, the significant number of shares of our outstanding Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock and our desire to continue to preserve capital, we may be unable to resume the payment of dividends on our shares of outstanding common stock.

The market price of our common stock may decline due to the large number of shares that have been registered for resale by certain investors that participated in our December 2012 and September 2013 private placement offerings.

In connection with the private placement offerings that we completed in December 2012 and September 2013, we have registered with the Securities and Exchange Commission an aggregate of 21,306,800 shares of common stock that have been issued to investors, or are issuable to investors upon the conversion of shares of Series C Preferred Stock, Series D Preferred Stock and Series E Preferred stock purchased in the private placement offerings.  Prior to the consummation of the December 2012 private placement offering, we had a total of 1,245,267 shares of common stock registered with the Securities and Exchange Commission.  Although our common stock trades on the OTCQB, it is not traded as regularly as the common stock of larger bank holding companies listed on other stock exchanges, such as the New York Stock Exchange, the Nasdaq Stock Market or the American Stock Exchange.  Accordingly, the value of your common stock may be subject to decreases due to additional volatility of the price of our common stock caused by an investor or multiple investors seeking to sell a significant number of shares in the open market.

The issuance of additional shares of common stock or other equity securities will further dilute the ownership interests of existing stockholders.

Our Articles of Incorporation authorize our Board of Directors to issue up to 75,000,000 shares of common stock.  Currently, we have 10,781,988 shares of common stock outstanding and have reserved approximately an additional 20,124,600 shares for issuance upon the conversion of shares of our outstanding preferred stock or to fund future equity awards.  Accordingly, our Board of Directors is currently authorized to issue approximately an additional 45,119,662 shares of common stock.  In order to maintain our capital at desired levels or required regulatory levels, or to fund future growth, our Board of Directors may decide from time to time to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of our common stock. The sale of these securities may significantly dilute our shareholders’ ownership interest as a shareholder and the market price of our common stock.  New investors of other equity securities issued by us in the future may also have rights, preferences and privileges senior to our current shareholders which may adversely impact our current shareholders.

We are required to comply with the terms of a consent order issued by the FDIC and the IDFPR and lack of compliance could result in monetary penalties and/or additional regulatory actions.

We have entered into the Order with the FDIC and IDFPR without admitting or denying that grounds exist for the FDIC and IDFPR to initiate an administrative proceeding against the Bank.  The Order is a formal corrective action pursuant to which we have agreed to address specific areas through the adoption and implementation of procedures, plans and policies designed to enhance the safety and soundness of the Bank.  These affirmative actions include, but are not limited to, increased Board participation and the implementation of plans to address capital, sensitivity to interest rate risk, charge-offs and the disposition of assets.

The Order specifies certain timeframes for meeting these requirements, and we must furnish periodic progress reports to the FDIC and IDFPR regarding our compliance with the provisions of the Order.  Specifically, the Order required the Bank to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets within 120 days.  Although we raised additional capital in connection with the first closing of our December 2012 private placement offering and our March 2013 rights offering our capital ratios have further declined over the first two quarters of 2013 and continue to be below the requirements set forth in the Order.  At September 30, 2013, our Tier 1 and total capital ratios were 6.8% and 11.4%, compared to 6.7% and 11.4% at June 30, 2013, 6.8% and 11.8% at March 31, 2013 and 7.7% and 12.6% at December 31, 2012, respectively.  On September 30, 2013, the Company consummated its previously announced September 2013 private placement offering, pursuant to which it issued 3,187,100 shares  of common stock to investors at a price of $1.00 per share and 7,334 shares of Series D Preferred Stock at a price of $100.00 per share to investors, including 631,000 shares of common stock and 7,334 shares of Series D Preferred Stock that were issued to two investors to satisfy the exercise of their anti-dilution rights under the Securities Purchase Agreement.  The additional capital we have raised since June 30, 2013 in connection with the completion of the second closing of our December 2012 private placement offering and our September 2013 private placement offering  has brought the Bank closer to meeting the capital requirements set forth in the Order.  However, our continued inability to meet the capital requirements of the Order may result in monetary penalties and/or additional regulatory actions and may require us to raise additional capital in the future.  Our ability to raise additional capital is contingent on the current capital markets and on our financial performance.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

4.1	Form of Common Stock Certificate of Community Financial Shares, Inc. (1)
4.2	Form of Stock Certificate for Series C Convertible Noncumulative Perpetual Preferred Stock of Community Financial Shares, Inc. (1)
4.3	Form of Stock Certificate for Series D Convertible Noncumulative Perpetual Preferred Stock of Community Financial Shares, Inc. (1)
4.4	Form of Stock Certificate for Series E Convertible Noncumulative Perpetual Preferred Stock of Community Financial Shares, Inc. (1)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

_________________________________________________
* Furnished, not filed.
  (1) Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL SHARES, INC.
(Registrant)

/s/ Donald H. Wilson
Donald H. Wilson
Dated: November 14, 2013
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Eric J. Wedeen
Eric J. Wedeen
Dated: November 14, 2013
Chief Financial Officer
(Principal Financial Officer)

