Form 10-K
period 2013-12-31
COMMUNITY FINANCIAL SHARES INC
filed 2014-03-28
CIK 1123735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                                                                                                      Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.                                                                                                                                     Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                      Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                                                      Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                      Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $10,731,000 based upon the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 28, 2014
Common Stock, $0.01 par value per share	10,781,988 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

•	The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, an escalation in problem assets and foreclosures, a deterioration in the credit quality and value of the Company’s assets, especially real estate, which, in turn would likely reduce our customers’ borrowing power and the value of assets and collateral associated with our existing loans;

•	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters;

•	The failure of assumptions underlying the establishment of our allowance for loan losses, that may prove to be materially incorrect or may not be borne out by subsequent events;

•	The success and timing of our business strategies and our ability to effectively carry out our business plan;

•	An inability to meet our liquidity needs;

•	The effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the Securities and Exchange Commission, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters;

•	The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations;

•	The risks of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;

•	The effect of changes to our regulatory ratings or capital levels under the regulatory framework for prompt corrective action or the imposition of additional enforcement action by regulatory authorities upon the Company or its wholly owned subsidiary as a result of our inability to comply with applicable laws, regulations, regulatory orders and agreements;

•	Our ability to utilize our net deferred tax assets in future periods;

•	Our ability to effectively manage market risk, credit risk and operational risk;

•	The ability of the Company to compete with other financial institutions as effectively as the Company currently intends due to increases in competitive pressures in the financial services sector;

•	The inability of the Company to obtain new customers and to retain existing customers;

•	The timely development and acceptance of products and services including services, products and services offered through alternative delivery channels such as the Internet;

•	Technological changes implemented by the Company and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers;

•	The ability of the Company to develop and maintain secure and reliable electronic systems;

•	The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner;

•	Business combinations and the integration of acquired businesses which may be more difficult or expensive than expected;

•	The costs, effects and outcomes of existing or future litigation; and

•	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

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

The Company was incorporated in the State of Delaware in July 2000 as part of an internal reorganization whereby the stockholders of the Bank exchanged all of their Bank stock for all of the issued and outstanding stock of the Company. The reorganization was completed in December 2000. As a result of the reorganization the former stockholders of the Bank acquired 100% of the Company’s stock and the Company acquired (and still holds) 100% of the Bank’s stock. The former Bank stockholders received two shares of the Company’s common stock for each share of Bank common stock exchanged in the reorganization. On June 25, 2013 the Company changed its state of incorporation from Delaware to Maryland. The reincorporation, which was effected to eliminate the Company’s significant annual Delaware franchise tax expense, was approved by the stockholders of the Company at the annual meeting of stockholders held on June 13, 2013. The Company was formed for the purpose of providing financial flexibility as a holding company for the Bank. At the present time, the Company has no specific plans of engaging in any activities other than operating the Bank as a subsidiary.

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

Market Area

The Company is located in the village of Glen Ellyn in DuPage County in Illinois. Glen Ellyn is a suburb of Chicago and is located approximately 23 miles directly west of the city. The combined population of Wheaton and Glen Ellyn is approximately 84,000 while the county of DuPage currently has approximately 920,000 residents. The median household income within the Bank’s market area is above $78,000 which is higher than the area average. The economic base of both communities is comprised primarily of professionals and service related industry. There are no dominant employers in the area. However, the DuPage County offices as well as the College of DuPage, both of whom are nearby, are likely the largest. The local economy remains stable however, real estate values have been negatively impacted which is reflected in the local real estate market.

Regulatory Matters

As previously disclosed, on January 10, 2014, the Bank received notification from the Federal Deposit Insurance Corporation (the “FDIC”) and the Division of Banking of the Illinois Department of Financial and Professional Regulation (the “IDFPR”) that the Consent Order (the “Order”) issued to the Bank by the FDIC and IDFPR on January 21, 2011 was terminated effective January 10, 2014. The material terms and conditions of the Order were previously disclosed in the Company’s Current Report on Form 8-K filed on January 26, 2011. In connection with the termination of the Order, the Bank agreed to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets. At December 31, 2013 our Tier 1 and total capital ratios were 6.8% and 11.9%, respectively, compared to 6.8% and 11.4% at September 30, 2013, 6.7% and 11.4% at June 30, 2013, 6.8% and 11.8% at March 31, 2013 and 7.7% and 12.6% at December 31, 2012, respectively.

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

As a result of the deterioration in economic conditions and the local real estate market, the Company experienced net losses of $4.6 million, $11.0 million and $2.5 million for the fiscal years ended December 31, 2010, 2011 and 2012, respectively, and experienced a net loss of $2.8 million for the year ended December 31, 2013. During this time, the book value of the Company’s common stock, on a fully converted basis, decreased from $14.26 per share at December 31, 2010 to $0.72 per share at December 31, 2013. The Company also experienced loan loss provisions totaling $8.3 million, $6.2 million and $1.5 million for the fiscal years ended December 31, 2010, 2011 and 2012, respectively, and experienced a loan loss provision of $1.4 million for the year ended December 31, 2013.  Total nonperforming assets have decreased from $23.3 million at December 31, 2010 to $3.4 million at December 31, 2013.

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

Closings. The Securities Purchase Agreement provided that the Company would conduct two closings in connection with the private placement offering. The first closing, which occurred on December 21, 2012, resulted in $24.0 million in gross proceeds, or $21.5 million in net proceeds after deducting offering expenses of $2.5 million. The Company used the net proceeds from the first closing to (i) redeem the Company’s $6.9 million of preferred stock previously issued to the U.S. Department of Treasury pursuant to the TARP Capital Purchase Program, (ii) repay the Company’s indebtedness to a third party lender, (iii) enhance the capital of the Bank, as required by the terms of the Order previously issued by the FDIC and IDFPR, and (iv) support the future operational growth of the Company

In accordance with the terms of the Securities Purchase Agreement, after the first closing, the Company commenced a rights offering pursuant to which existing holders of the Company’s common stock (not the investors participating in the first closing) were able to purchase up to an aggregate of 3,000,000 shares of Company common stock at a price of $1.00 per share. For more information on the rights offering, see “—Rights Offering” below.

Under the Securities Purchase Agreement, certain investors were permitted to purchase additional shares of Series C Preferred Stock and Series D Preferred Stock and Series E Preferred Stock, as applicable, in a subsequent second closing to the extent their ownership interests in the Company were diluted by the issuance of shares in the rights offering. On July 17, 2013, the Company consummated the second closing, pursuant to which it issued to the Selling Shareholders identified in this prospectus an aggregate of 1,192 shares of Series C Preferred Stock at $100.00 per share and 1,385 shares of Series D Preferred Stock at $100.00 per share for gross proceeds of $257,700. The 1,192 shares of Series C Preferred Stock and the 1,385 shares of Series D Preferred Stock that were issued in connection with the second closing are convertible into 119,200 and 138,500 shares of Company common stock, respectively. The second closing resulted in $257,700 in gross proceeds, or $226,850 in net proceeds after deducting offering expenses of $30,850. The Company used the net proceeds from the second closing to enhance the capital position of the Company.

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

Board Representation. The Securities Purchase Agreement provided that the size of the Board of Directors of the Company must be fixed at nine members and that, subject to any required regulatory approvals, the Company would (i) appoint Donald H. Wilson as the Chairman of the Company’s and the Bank’s Board of Directors and (ii) appoint three individuals approved by three different nominating investors as members of the Company’s and the Bank’s Board of Directors and to certain committees thereof. Each of the nominating investors has the right to be represented on the Board of Directors of the Company and the Bank by one director of its choice for as long as it maintains at least a 2.5% ownership interest in the Company. Upon the receipt of all required regulatory approvals, Mr. Wilson was appointed as Chairman of the Board and Daniel Strauss, Christopher Hurst and Philip Timyan were appointed as directors of the Company and the Bank in accordance with the terms of the Securities Purchase Agreement. In anticipation of these appointments, and pursuant to the restriction in the Securities Purchase Agreement that the size of the Board of Directors may not exceed nine members, Donald H. Fischer retired as Chairman of the Board of Directors in January 2013 and William F. Behrmann, H. David Clayton, Joseph S. Morrissey and Robert F. Haeger resigned from the Board of Directors in February 2013.

On December 4, 2013, the Bank and the Company entered into a entered into a Separation Agreement and General Release of All Claims with Scott W. Hamer, the former President and Chief Executive Officer of the Company and the Bank. Pursuant to the terms of the agreement, Mr. Hamer agreed to resign as a director of the Company and the Bank effective December 4, 2013.

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

Stockholder Approval. In order to consummate the transactions contemplated by the Securities Purchase Agreement, the Company was required to obtain stockholder approval of (i) a proposal to amend the Company’s Certificate of Incorporation to increase the authorized number of shares of the common stock of the Company to 75,000,000 shares from 5,000,000 shares and (ii) a proposal to amend the Company’s Certificate of Incorporation to specify that each outstanding share of Company common stock is entitled to one vote on each matter submitted to a vote of the Company’s stockholders so that each share of convertible voting preferred stock issued in the private placement could vote together with the shares of Company common stock on an as converted basis. Each of these proposals required the approval of the holders of a majority of the Company’s outstanding shares of common stock. In order to save the expense associated with holding a special meeting of the Company’s stockholders, the Board of Directors elected to obtain stockholder approval of the amendments described above by written consent pursuant to Section 228 of the Delaware General Corporation Law, rather than by calling a meeting of stockholders. Accordingly, on November 12, 2012, the Board of Directors voted to eliminate Article II, Section 13 of the Company’s Bylaws, which provided that any action taken by stockholders of the Company without a meeting required the written consent of all of the stockholders entitled to vote with respect to the subject matter. The amendment of the Bylaws was effected without stockholder approval, which was not required under Delaware law. On December 12, 2012, the Company received the requisite number of stockholder consents needed to approve both amendments to the Company’s Certificate of Incorporation.

Non-Dilution Rights. The Securities Purchase Agreement provides that, until December 21, 2013, the Company may generally not issue any additional shares of common stock or other securities convertible into shares of common stock without the consent of the investors or the approval of two-thirds of the Company’s Board of Directors. To the extent that the Company issues additional securities in accordance with this provision, investors have non-dilution rights under the Securities Purchase Agreement that will enable them, if they so choose, to purchase a number of shares of common stock (at the same price and on the same terms made available to purchasers of shares in the subsequent stock issuance) as would enable them to maintain the same economic ownership interest in the Company that they had immediately following the closing of the rights offering that was completed in March 2013.

Registration Rights Agreement. In connection with the execution of the Securities Purchase Agreement, the Company and each of the investors also entered into a Registration Rights Agreement. The Registration Rights Agreement required the Company to file a registration statement with the Securities and Exchange Commission to register the resale of the shares of common stock issuable upon the conversion of the Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock by investors participating in the private placement offering and also provides investors with demand and piggyback registration rights under certain circumstances.

Preferred Stock Conversion Blockers. Each share of Series C Preferred Stock is convertible immediately, at the sole discretion of the holder, initially into 100 shares of Company common stock, provided, however, that a holder may not convert shares of the Series C Preferred Stock to the extent that such conversion would result in the holder or its affiliates beneficially owning more than 9.9% or 4.9%, as applicable, of the Company’s outstanding common stock. If, pursuant to the Securities Purchase Agreement, the holder acquired either (i) solely shares of Series C Preferred Stock, or a combination of Series C Preferred Stock and common stock, in each case, that, together with Company voting securities acquired by its affiliates, constituted more than 4.9% of the Company’s voting securities, or (ii) shares of both Series C Preferred Stock and Series D Preferred Stock, then the 9.9% conversion blocker will be applicable to such investor and its transferees. If, pursuant to the Securities Purchase Agreement, the holder acquired either (i) solely Series C Preferred Stock, or a combination of Series C Preferred Stock and common stock, in each case, that, together with Company voting securities acquired by its affiliates, constituted 4.9% or less of the Company’s voting securities, or (ii) both Series C Preferred Stock and Series E Preferred Stock, then the 4.9% conversion blocker will be applicable to such investor and its transferees. Accordingly, the number of shares of common stock and percentage common stock reflected in the following table includes those shares of common stock issuable upon the conversion of shares of Series C Preferred Stock. Shares of Series D Preferred Stock and Series E Preferred Stock are convertible into shares of Series C Preferred Stock on a one-for-one basis, provided, however, that no such conversion results in any person, together with its affiliates, holding more than a 9.9% or 4.9% voting ownership interest, respectively, in the Company.

September 2013 Private Placement Offering

On September 30, 2013, the Company consummated its previously announced private placement offering, pursuant to which the Company issued 2,836,900 shares of common stock to accredited investors at a purchase price of $1.00 per share. In connection with the closing of the September 2013 private placement offering, the Company also issued an additional 350,200 shares of common stock at a purchase price of $1.00 per share and 7,334 shares of Series D convertible noncumulative perpetual preferred stock at a purchase price of $100.00 per share to existing stockholders of the Company. The additional shares of common stock and preferred stock were issued to satisfy the exercise of non-dilution rights afforded to stockholders under the Securities Purchase Agreement. Including these anti-dilution shares, the Company raised aggregate proceeds of $3,920,500 in connection with the completion of the private placement offering, $3.4 million in net proceeds after deducting offering expenses of $472,000. The Company used the net proceeds from the September 2013 private placement offering to invest $500,000 in the Bank and to further enhance the capital position of the Company. The issuance of shares in the September 2013 private placement offering was approved by at least two-thirds of the Company’s Board of Directors as required under the Securities Purchase Agreement. After giving effect to the first and second closings of the December 2012 private placement offering, the March 2013 rights offering and the September 2013 private placement offering, the number of shares of outstanding Company common stock has increased from 1,245,267 to 10,781,988 since the execution of the Securities Purchase Agreement on November 13, 2012.

Corporate Governance Matters

Change in State of Incorporation. On June 25, 2013 the Company changed its state of incorporation from Delaware to Maryland. The reincorporation, which was effected to eliminate the Company’s significant annual Delaware franchise tax expense, was approved by the stockholders of the Company at the annual meeting of stockholders held on June 13, 2013. The reincorporation was completed by means of a merger of Community Financial Shares, Inc., a Delaware corporation (“CFIS-Delaware”), with and into Community Financial Shares, Inc., a Maryland corporation (“CFIS-Maryland”), a wholly owned subsidiary of CFIS-Delaware incorporated for the purpose of effecting the reincorporation, with CFIS-Maryland being the surviving corporation. As a result of the merger, holders of CFIS-Delaware’s capital securities are now holders of CFIS-Maryland’s capital securities, and their rights as holders thereof are governed by the Maryland General Corporation Law and the Articles of Incorporation and Bylaws of CFIS-Maryland. For a description of the differences between the rights of holders of CFIS-Delaware’s and CFIS-Maryland’s capital securities, see “Comparison of Stockholder Rights” in the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 29, 2013 and incorporated herein by reference. The reincorporation did not result in any change in the business or principal facilities of CFIS-Delaware.

Appointment of New President and Chief Executive Officer. On August 15, 2013, the Board of Directors of the Company and the Bank appointed Donald H. Wilson as the President and Chief Executive Officer of the Company and the Bank effective as of August 15, 2013.  As a result of the management restructuring, effective as of August 15, 2013, Scott W. Hamer, the former President and Chief Executive Officer of the Company and the Bank, was terminated as President and Chief Executive Officer. Mr. Wilson has served as the Chairman of the Company’s and the Bank’s Board of Directors since April 2013 and continues to serve in this capacity following his appointment as the President and Chief Executive Officer of the Company and the Bank.

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

The Bank’s exclusive focus on the local community has allowed the bank to position itself as a leading bank in its market area. As of June 30, 2012, the Bank ranks third in the Glen Ellyn market with an approximate market share of 14.9% and ranks fourth in the Wheaton market with an approximate market share of 7.2%. The cities of Wheaton and Glen Ellyn have estimated combined populations of 84,000 and are located 23 miles west of Chicago in DuPage County. DuPage County with a population of 920,000 is home to four Fortune 500 companies.

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

The Company’s loan portfolio by major category as of December 31 for each of the past five years is shown below.

	2013	2012	2011	2010	2009
			(In thousands)
Real estate
Commercial	$97,813	$96,588	$94,513	$94,356	$99,416
Construction	1,856	3,615	4,361	15,435	21,341
Residential	26,240	20,875	21,054	25,964	25,424
Home Equity	47,050	50,444	59,176	66,243	63,758
Total real estate	172,959	171,522	179,104	201,998	209,939
Commercial	21,379	24,388	26,203	25,572	25,907
Consumer	1,384	1,313	1,392	1,399	1,662
Total loans	195,722	197,223	206,699	228,969	237,508
Deferred loan costs, net	229	200	265	317	276
Allowance for loan losses	(2,500)	(3,032)	(8,854)	(7,679)	(4,812)
Loans, net	$193,451	$194,391	$198,110	$221,607	$232,972

Loan Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of total loans outstanding as of December 31, 2013 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

	Maturing
		After One
	Within One	But Within	After Five
	Year	Five Years	Years	Total
	(Dollars in thousands)
Commercial	$13,878	$5,108	$2,393	$21,379
Real Estate	25,156	93,299	54,504	172,959
Consumer	329	1,055	-	1,384
Totals	$39,363	$99,462	$56,897	$195,722

Below is a schedule of loan amounts maturing or re-pricing, classified according to sensitivity to changes in interest rates, as of December 31, 2013.

	Interest Sensitivity
	Fixed Rate	Variable Rate	Total
	(Dollars in thousands)
Due within three months	$6,429	$1,754	$8,183
Due after three months but within one year	20,319	10,860	31,179
Due after one but within five years	73,021	26,441	99,462
Due after five years	31,260	25,638	56,898
Total	$131,029	$64,693	$195,722

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

The Bank, for secondary market residential loans, generally makes one-to-four family residential mortgage loans in amounts not to exceed 80% of the appraised value or sale price, whichever is less, of the property securing the loan, or up to 95% if the amount in excess of 80% of the appraised value is secured by private mortgage insurance. Loans for amounts between 80% and 85% of appraised value or sale price may also be granted with an increased interest rate. The Bank usually receives a service release fee of approximately 2.0% on one-to-four family residential mortgage loans.

In addition to loans originated for the secondary market, the Bank has portfolio loans secured by one-to-four family residential real estate that totaled approximately $26.2 million, or 13.4% of the Bank’s total loan portfolio, as of December 31, 2013.

Commercial Real Estate Lending. Loans secured by commercial real estate totaled approximately $97.8 million, or 50.0% of the Bank’s total loan portfolio, at December 31, 2013. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the property. Such appraised value is generally determined by independent appraisers previously approved by the Board of Directors of the Bank.

The Bank’s commercial real estate loans are permanent portfolio loans secured by improved property such as office buildings, retail stores, warehouses, churches, and other non-residential buildings. Of the commercial real estate loans outstanding at December 31, 2013, most are secured by properties located within 10 miles of the Bank’s offices in Wheaton and Glen Ellyn and were made to local customers of the Bank. In addition, borrowers generally must personally guarantee loans secured by commercial real estate. Commercial real estate loans generally have a 10 to 25 year amortization period and are made at rates based upon competitive local market rates, specific loan risk, and structure usage and type. Such loans generally have a five-year maturity.

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

At December 31, 2013, the Bank had $1.9 million in construction loans outstanding, which represented 0.9% of the Bank’s loan portfolio at such date. The Bank presently charges both fixed and variable interest rates on construction and end loans. Loans, with proper credit, may be made for up to 80% of the anticipated value of the property upon completion. Funds are usually disbursed based upon percentage of completion generally verified by an on-site inspection by Bank personnel and generally through a local title company construction escrow account.

Consumer Lending. As a community-oriented lender, the Bank offers consumer loans for any worthwhile purpose. Although the Bank offers signature unsecured loans, consumer loans are generally secured by automobiles, boats, mobile homes, stocks, bonds, and other personal property. Consumer loans totaled $1.4 million, or 0.7% of the Bank’s total loan portfolio, at December 31, 2013. Consumer loans generally have higher yields than residential mortgage loans since they involve a higher credit risk and smaller volumes with which to cover basic costs.

Home Equity Lending. Home equity loans are generally made not to exceed 80% of the first and second combined mortgage loan to value. These loans generally made for ten-year terms and are generally revolving credit lines with minimum payment structures of interest only. The interest rate on these lines of credit adjusts at a rate based on the prime rate of interest. Additionally, the Bank offers amortizing fixed rate home equity loans for those who desire to limit interest rate risk. At December 31, 2013, the outstanding home equity loan balance was $47.1 million, or 24.0% of the Bank’s total loan portfolio.

Commercial Lending. The Bank actively engages in general commercial lending within its market area. These loans are primarily revolving working capital lines, inventory loans, and equipment loans. The commercial loans are generally based on serving the needs of small businesses in the Bank’s market area while limiting the Bank’s business risks to reasonable lending standards. Commercial loans are made with both fixed and adjustable rates and are generally secured by equipment, accounts receivable, inventory, and other assets of the business. Personal guarantees generally support these credit facilities. The Bank also provides commercial and standby letters of credit to assist small businesses in their financing of special purchasing or bonding needs. Standby letters of credit outstanding at December 31, 2013 totaled $125,000. Commercial loans totaled approximately $21.4 million, or 10.9% of the Bank’s total loan portfolio, at December 31, 2013.

Loan Concentration

At December 31, 2013, the Company did not have any concentration of loans exceeding 10% of total loans which are otherwise not disclosed. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

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

The allowance for loan losses was $2.5 million, representing 1.3% of total loans, as of December 31, 2013, compared to an allowance of $3.0 million, or 1.5% of total loans, at December 31, 2012 and $8.9 million, or 4.3% of total loans, at December 31, 2011. The decrease in the allowance was the result of management’s quarterly analysis of the allowance for loan losses. The general portion of the allowance for loan losses totaled $2.4 million, or 1.25% of totals loans evaluated, as of December 31, 2013 compared to $2.4 million, or 1.25% of total loans evaluated for the prior year. Total nonperforming assets decreased $13.3 million to $3.4 million at December 31, 2013 from $16.8 million at December 31, 2012 and total nonperforming loans as a percentage of total loans totaled 1.76% at December 31, 2013 compared to 3.94% at December 31, 2012. Management believes that, based on information available at December 31, 2013, the Bank’s allowance for loan losses was adequate to cover probable incurred losses inherent in its loan portfolio at that time. However, no assurances can be given that the Bank’s level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic or other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance. In addition, the FDIC and IDFPR, as an integral part of their examination processes, periodically review the Bank’s allowance for loan losses and may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

The following table details the component changes in the Company’s allowance for loan losses for each of the past five years:

	Amount as of December 31,
	(Dollars in thousands)
	2013	2012	2011	2010	2009
Net Total Loans at Year-end	$193,451	$194,391	$198,110	$221,607	$232,972
Average daily balances for loans for the year	195,750	200,713	218,259	232,467	228,676

Allowance for loan losses at beginning of period	$3,032	$8,854	$7,679	$4,812	$3,300
Loan charge-offs during the period
Commercial	(267)	(295)	(109)	(1,281)	(5)
Commercial real estate	(357)	(3,611)	(396)	(3,647)	(774)
Construction	-	(1,740)	(2,812)	-	-
Residential	(836)	(1,067)	(872)	(141)	(36)
Real Estate	-	-	-	-	-
Home equity line of credit	(600)	(638)	(813)	(428)	-
Consumer	(14)	(12)	(8)	(15)	(22)
Total Charge-offs	(2,074)	(7,363)	(5,010)	(5,512)	(837)
Loan recoveries during the period
Commercial	-	18	2	22	4
Commercial real estate	86	16	-	-	-
Residential	23	33	-	-	-
Home equity line of credit	5	7	3	-	-
Consumer	1	-	9	17	1
Total recoveries	115	74	14	39	5
Net charge-offs	(1,959)	(7,289)	(4,996)	(5,473)	(832)
Provision charged to expense	1,427	1,467	6,171	8,340	2,344
Allowance for loan losses at end of period	$2,500	$3,032	$8,854	$7,679	$4,812

Ratio of net charge-offs during the period to average loans outstanding	(1.00)%	(3.63)%	(2.29)%	(2.35)%	(0.36)%
Allowance for loan losses to loans outstanding at year-end	1.28%	1.54%	4.28%	3.35%	2.03%

Allocation of the Allowance for Loan Losses

Presented below is an analysis of the composition of the allowance for loan losses and percent of loans in each category to total loans as of the dates indicated:

	At December 31,
	2013		2012		2011
			(Dollars in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent
Balance at December 31:
Commercial and industrial (1)	$483	10.9%	$674	12.4%	$2,463	12.7%
Real estate mortgage (2)	1,380	50.9	1,386	50.8	4,171	47.8
HELOC	330	24.1	646	25.6	1,398	28.6
Residential	266	13.4	305	10.6	803	10.2
Individuals’ loans for household and other personal expenditures, including other loans	41	0.7	21	0.6	19	0.7
Unallocated	-	-	-	-	-	-
Totals	$2,500	100.0%	$3,032	100.0%	$8,854	100.0%

(1)	Category also includes lease financing, loans to financial institutions, tax-exempt loans, agricultural production financing and other loans to farmers and construction real estate loans.
(2)	Category includes commercial and farmland.

One measurement used by management in assessing the risk inherent in the loan portfolio is the level of nonperforming loans. Nonperforming loans are comprised of non-accrual loans and other loans 90 days or more past due. Nonperforming loans and other assets were as follows at the dates indicated.

	At December 31,
	(Dollars in thousands)
	2013	2012	2011	2010	2009
Non-accrual loans	$166	$2,758	$7,220	$11,595	$14,555
Non-accrual restructured loans	776	4,667	6,579	8,699	-
Other loans 90 days past due	230	342	-	-	480
Total nonperforming loans	1,172	7,767	13,799	20,294	15,035
Foreclosed assets	2,269	9,012	9,265	3,008	2,396
Total nonperforming assets	$3,441	$16,779	$23,064	$23,302	$17,431

Accruing restructured loans	$398	$1,294	$2,295	$6,090	$12,358
Nonperforming loans to
total loans	0.60%	3.94%	6.68%	8.86%	6.33%
Allowance for loan losses
To nonperforming loans	213.3%	38.9%	64.16%	37.84%	32.00%
Total nonperforming assets
To total stockholders’ equity	15.91%	75.07%	318.12%	131.24%	69.92%
Total nonperforming assets
To total assets	1.01%	4.72%	7.01%	6.71%	5.11%

At December 31, 2013, nonperforming assets consisted of $1.2 million of nonperforming loans and other real estate owned of $2.3 million. The largest component of nonperforming loans was home equity loans, which represented $505,000, or 43.1%, of total nonperforming loans at December 31, 2013. At December 31, 2013, commercial real estate loans totaled $437,000, or 37.3%, of total nonperforming loans. The ratio of the allowance for loan losses to nonperforming loans was 213.3% as of December 31, 2013 as compared to 38.9% as of December 31, 2012.

The Bank would have recorded interest income of $176,000 for the year ended December 31, 2013 had non-accrual loans and troubled debt restructurings been current in accordance with their original terms.

Other real estate owned (“OREO”) decreased $6.7 million to $2.3 million at December 31, 2013 from $9.0 million at December 31, 2012. At December 31, 2013, OREO consisted of 13 properties that were acquired through foreclosure or deed in lieu of foreclosure. Included in the total are 11 single-family residential properties and two parcels of land.

The provision for loan losses for the year ended December 31, 2013 totaled $1.4 million, which represents a $40,000 decrease from the provision for loan losses for the year ended December 31, 2012. This decrease in the provision is the result of management’s quarterly analysis of the allowance for loan losses. Levels of nonperforming loans are considered manageable at year end 2013. Total nonperforming loans as a percentage of total loans totaled 0.60% at December 31, 2013 compared to 3.94% at December 31, 2012. Based on its analysis of the loan portfolio risks discussed above, including historical loss experience and levels of nonperforming loans, management believes that the allowance for loan losses is adequate at December 31, 2013 to cover any probable incurred losses.

Net charge-offs for the years ended December 31, 2013 and 2012 totaled $2.0 million and $7.3 million, respectively. The charge-offs during 2013 and 2012 were primarily the result of recent recessionary economic conditions and the weakened economic environment’s impact upon smaller businesses within the Company’s primary market area. In 2005 management formed a credit quality committee that was charged with monitoring problem credits and directing their resolution. The committee has been successful in identifying existing problem credits and meets on a monthly basis to monitor troubled credits. The Company’s management believes that as of December 31, 2013 any past problems which resulted from weaknesses in processes have been identified and addressed.

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

The Company’s securities portfolio can be divided into five categories, as shown below. The securities portfolio is managed to provide liquidity and earnings in various interest rate cycles. The carrying value of these securities at December 31, 2013, 2012 and 2011 is detailed below.

	2013	2012	2011
U.S. Government Agency Debt
Securities	$11,059	$21,430	$9,041
U.S. Government Agency
Mortgage-backed Securities	60,065	22,975	21,665
States and Political Subdivisions	16,367	2,909	12,926
Agency Preferred Stock	35	37	25
SBA Securities	8,303	237	274
Total Investment Securities	$95,829	$47,588	$43,931

The following table shows the weighted average yield for each security group by term to final maturity as of December 31, 2013.

Security Type	Less than 1 year	Yield	1 to 5 years	Yield	5 to 10 years	Yield	Over 10 years	Yield
U.S. Government Agency Debt Securities	$-	%	$-	-%	$-	-%	$11,059	2.49%
U.S. Government Agency Mortgage-backed Securities	-	-%	604	0.48%	16,102	1.48%	43,359	1.75%
States and Political Subdivisions(1)	1,508	1.38%	2,296	3.05%	7,736	3.04%	4,827	4.31%
Agency Preferred Stock	-	-	-	-	-	-	35	0.00%
SBA Securities	-	%	1,641	0.80%	4,204	1.20%	2,457	1.10%
Total Investment Securities	$1,508	1.38%	$4,541	1.90%	$28,042	1.87%	$61,737	2.06%

1Fully taxable equivalent

At December 31, 2013, the Company did not own any security of any one issuer where the aggregate carrying value of such securities exceeded 10 percent of the Company’s stockholders’ equity, except for certain debt securities of the U.S. Government agencies and corporations.

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

At December 31, 2013, the Bank’s deposits totaled $315.7 million, or 96.5% of interest-bearing liabilities. This represents a decrease from December 31, 2012 when the Bank’s deposits of $317.2 million represented 95.3% of interest-bearing liabilities. For the year ended December 31, 2013, the average balance of core deposits (savings, NOW, money market and non-interest bearing accounts) totaled $228.2 million, or 71.0% of total average deposits, compared to $229.2 million, or 69.6% of total average deposits, for the year ended December 31, 2012. Although the Bank has a significant portion of its deposits in core deposits, management monitors activity on the Bank’s core deposits and, based on historical experience and the Bank’s current pricing strategy, believes that the Bank will continue to retain a large portion of such accounts.

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

	At December 31, 2013		At December 31, 2012
	(Dollars in thousands)
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
Noninterest-bearing accounts	$39,613	-%	$38,813	-%
NOW accounts	72,545	0.20%	76,198	0.33%
Regular savings accounts	74,389	0.28%	65,066	0.36%
Money market accounts	42,443	0.35%	43,380	0.57%
Certificates of deposit	86,719	1.02%	93,747	1.12%
Total deposits	$315,709	0.51%	$317,204	0.57%

The following table shows the maturity schedule for the Company’s time deposits of $100,000 or more as of December 31, 2013 and December 31, 2012.

	2013	2012
	(In thousands)
Three months or less	$4,071	$7,480
Three months through six months	4,438	5,806
Six months through twelve months	8,240	10,347
Over twelve months	15,872	15,573
	$32,621	$39,206

Personnel

As of December 31, 2013, the Company and its subsidiaries had a total of 77 full-time employees and 15 part-time employees. This compares to 85 full-time and 17 part-time employees as of December 31, 2012. None of these employees are subject to a collective bargaining agreement. We believe our relationship with our employees is good.

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

The Regulation of the Bank

The Bank is regulated by the FDIC, as its primary federal regulator. The Bank is subject to the provisions of the Federal Deposit Insurance Act and examination by the FDIC. As an Illinois state–chartered bank, the Bank is also subject to examination by IDFPR. The examinations by the various regulatory authorities are designed for the protection of bank depositors and the solvency of the FDIC Deposit Insurance Fund.

The federal and state laws and regulations generally applicable to the Bank regulate, among other things, the scope of business, its investments, reserves against deposits, the nature and amount of and collateral for loans, and the location of banking offices and types of activities which may be performed at such offices. Both the IDFPR and the FDIC have enforcement authority over the Bank, including the authority to appoint a conservator or receiver under certain circumstances.

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

Under the FDIC’s previous risk-based assessment system, insured institutions were assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depended upon the category to which it is assigned and, effective April 1, 2009, assessment rates range from seven to 77.5 basis points. On February 7, 2011, the FDIC approved a final rule that implemented changes to the deposit insurance assessment system mandated by the Dodd-Frank Act. The final rule, which became effective on April 1, 2011, revised the base on which deposit insurance assessments are charged from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. Under the final rule, insured depository institutions are required to report their average consolidated total assets on a daily basis, using the regulatory accounting methodology established for reporting total assets. For purposes of the final rule, tangible equity is defined as Tier 1 capital.

The FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital (as of June 30, 2009), capped at ten basis points of an institution’s deposit assessment base, in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. The FDIC provided for similar assessments during the final two quarters of 2009, if deemed necessary.

In lieu of further special assessments, however, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which included an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000. That coverage was made permanent by the Dodd-Frank Act. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012. The Bank participates in the unlimited noninterest-bearing transaction account coverage and the Bank and the Company opted not to participate in the unsecured debt guarantee program. The Dodd-Frank Act extended the unlimited coverage for certain noninterest-bearing transaction accounts from January 1, 2011 until December 31, 2012 without the opportunity for opt out.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the calendar year ending December 31, 2013 averaged 1.05 basis points of assessable deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has recently exercised that discretion by establishing a long range fund ratio of 2%.

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

Capital Requirements

The Federal Reserve Board and the FDIC have established guidelines for risk-based capital of bank holding companies and banks. These guidelines establish a risk adjusted ratio relating total capital to risk-weighted assets and off-balance-sheet exposures. These capital guidelines primarily define the components of capital, categorize assets into different risk classes, and include certain off-balance-sheet items in the calculation of capital requirements. Generally, Tier 1 capital consists of shareholders’ equity less intangible assets and unrealized gain or loss on securities available for sale, and Tier 2 capital consists of Tier 1 capital plus qualifying loan loss reserves. The agencies also apply leverage requirements which establish a required ratio of Tier 1 capital to total adjusted assets. As previously disclosed, on January 10, 2014, the Bank received notification from the FDIC and IDFPR that the Order issued to the Bank by the FDIC and IDFPR on January 21, 2011 was terminated effective January 10, 2014. The material terms and conditions of the Order were previously disclosed in the Company’s Current Report on Form 8-K filed on January 26, 2011. In connection with the termination of the Order, the Bank agreed to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets.

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

The Dodd-Frank Act required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. In early July 2013, the Federal Reserve Board approved revisions to its capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which are effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

As a Maryland holding company not earning income in Maryland, the Company is exempt from Maryland Corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Maryland.

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

Our provision for loan losses has decreased during recent years however we may be required to make further additions to our allowance for loan losses and to charge-off additional loans in the future. Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

Our allowance for loan losses was $2.5 million, representing 1.3% of total loans, as of December 31, 2013, compared to an allowance of $3.0 million, or 1.5% of total loans, as of December 31, 2012, $8.9 million, or 4.3% of total loans, at December 31, 2011 and $7.7 million, or 3.4% of total loans, at December 31, 2010. Our nonperforming assets have decreased to $3.4 million, or 1.0% of total assets, at December 31, 2013 from $23.3 million, or 6.7% of total assets, at December 31, 2010. If the economy and/or the real estate market remains unchanged or further weakens, we may be required to add further provisions to our allowance for loan losses as nonperforming assets could continue to increase or the value of the collateral securing loans may be insufficient to cover any remaining net loan balance, which could have a negative effect on our results of operations.

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

A source of the Company’s income from which we could service our debt and pay our obligations is the receipt of dividends from the Bank. In the event that the Bank is unable to pay dividends to us, we may not be able to service our debt or pay our obligations. The inability to receive dividends from the Bank may adversely affect our business, financial condition, results of operations, and prospects.

Our ability to fully utilize our net deferred tax assets in future periods could be impaired, which will negatively impact our financial condition and results of operations.

At December 31, 2013 and 2012, our net deferred tax assets totaled zero. During the year ended December 31, 2011, our management determined that realization of a portion of our net deferred tax assets was more likely than not to occur. As a result, we incurred a non-cash income tax expense of $7.1 million related to a valuation allowance on deferred tax assets in 2011. If we are unable to continue to generate, or demonstrate that we can continue to generate, sufficient taxable income in the near future, then we may not be able to fully realize the benefits of our deferred tax assets and may be required to recognize an additional valuation allowance if it is more likely than not that some portion of our deferred tax assets will not be realized.  In each future accounting period, our management will consider both positive and negative evidence when considering our ability to utilize our net deferred tax assets. Any subsequent reduction in the valuation allowance would lower the amount of income tax expense recognized in our consolidated statements of operations in future periods and would negatively impact our financial condition and results of operations.

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

Short-term market interest rates (which we use as a guide to price our deposits) have until recently risen from historically low levels, while longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin. For the years ended December 31, 2013 and 2012 our net interest margin was 3.29% and 3.43%, respectively. If short-term interest rates rise, and if rates on our deposits re-price upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. During 2008, however, the U.S. Federal Reserve decreased its target for the federal funds rate to a range of zero to 0.25%. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income. For further discussion of how changes in interest rates could impact us, see “Interest Rate Risk” under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Our emphasis on commercial and construction lending may expose us to increased lending risks.

At December 31, 2013, our loan portfolio included $97.8 million, or 50.0% of commercial real estate loans, $1.9 million, or 0.9% of construction loans, and $21.4 million, or 10.9% of commercial loans. We intend to continue to increase our emphasis on the origination of commercial type lending. However, this type of loan generally exposes a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Increased and/or special FDIC assessments will hurt our earnings.

The recent economic recession has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $536,000. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $2.3 million. Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

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

Current and future legislation and the policies established by federal and state regulatory authorities will affect our operations. We are subject to supervision and periodic examination by the FDIC and the IDFPR. Our principal subsidiary, Community Bank-Wheaton/ Glen Ellyn, as a state chartered commercial bank, is also subject to regulation and examination by the FDIC and the IDFPR. Banking regulations are designed primarily for the protection of depositors rather than stockholders, and they may limit our growth and the return to you as an investor by restricting its activities, such as: the payment of dividends to stockholders; possible transactions with or acquisitions by other institutions; desired investments; loans and interest rates; interest rates paid on deposits; the possible expansion of branch offices; and the ability to provide securities or trust services.

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

A significant percentage of the Company’s voting securities were sold to investors in the Company’s December 2012 private placement offering and September 2013 private placement offering. Our six largest investors each beneficially own more than 5.0% of the Company’s outstanding voting securities and collectively beneficially own approximately 53.3% of the Company’s outstanding voting securities as a result of their participation in the Company’s December 2012 and/or September 2013 private placement offerings. Because the collective voting interests acquired by these investors represent a substantial percentage of the Company’s outstanding voting securities, these investors have the ability to significantly impact the outcome of proposals presented for a vote of the Company’s stockholders, such as the election of directors, particularly in the event that they vote their shares in a similar manner.

Three of the investors that participated in our December 2012 private placement offering were each entitled to appoint a member of our Board of Directors. Additionally, in connection with the December 2012 private placement offering, the Company agreed to appoint Donald H. Wilson, who was also an investor in the offering, to serve as Chairman of the Board of Directors following the December 2012 private placement offering. These appointees represent four of the Company’s eight directors and may therefore be able to exert significant influence over the Board of Directors.

On December 21, 2012, the Company consummated a $24.0 private placement offering pursuant to the terms of a Securities Purchase Agreement, dated as of November 13, 2012, by and between the Company and more than 60 accredited investors. In accordance with the terms of the Securities Purchase Agreement, three of the investors that participated in our December 2012 private placement offering were entitled to each appoint a member of our Board of Directors. Furthermore, pursuant to the terms of the Securities Purchase Agreement, each of these three investors will have the right to be represented on the Company’s Board of Directors by one director of its choice for as long as it maintains at least a 2.5% ownership interest in the Company. In addition, under the Securities Purchase Agreement, the Company agreed to appoint Donald H. Wilson, who was also an investor in the offering, to serve as Chairman of the Board of Directors following the December 2012 private placement offering. However, unlike the other three investors that have appointed Board representatives, Mr. Wilson does not have the right to continue to serve on the Board for so long as he maintains a minimum ownership interest in the Company. The individuals appointed to serve on the Board of Directors pursuant to the terms of the Securities Purchase Agreement currently comprise four of the eight members of our Board of Directors. Although these four individuals constitute less than a majority of the Company’s Board of Directors, the representation of these investors on the Board of Directors may increase their ability to influence the Board to take certain corporate actions that other stockholders of the Company may not agree with.

Our ability to pay dividends on shares of our common stock is limited by current regulatory restrictions, the terms of our outstanding shares of preferred stock and our desire to continue to preserve capital.

Historically, it has been a policy of the Company to pay only small to moderate dividends so as to retain earnings to support growth. However, on October 15, 2008 the Board of Directors voted to suspend the payment of cash dividends on the Company’s common stock in an effort to conserve capital. On January 14, 2011, the Company was notified by the Federal Reserve Bank of Chicago that the overall condition of the Company and the Bank is less than satisfactory. As a result, the Company must now obtain prior written approval from the Federal Reserve Bank of Chicago prior to paying any dividends on its outstanding common stock. In addition, the holders of our outstanding shares of Series C Preferred Stock, Series D Preferred Stock and Series E Preferred stock are entitled to participate in all common stock dividends on an as converted basis, and we may not pay dividends on our common stock unless an identical dividend is payable at the same time on the Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock. At March 25, 2014, we had 119,829, 65,427 and 5,990 outstanding shares of Series C Preferred Stock, Series D Preferred Stock and Series E Preferred stock, each of which is convertible into 100 shares of common stock. As a result of the regulatory restrictions imposed by the Federal Reserve Bank of Chicago, the significant number of shares of our outstanding Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock and our desire to continue to preserve capital, we may be unable to resume the payment of dividends on our shares of outstanding common stock.

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

Our Articles of Incorporation authorize our Board of Directors to issue up to 75,000,000 shares of common stock. At March 25, 2014, we had 10,781,988 shares of common stock outstanding and have reserved approximately an additional 22,025,000 shares for issuance upon the conversion of shares of our outstanding preferred stock or to fund future equity awards. Accordingly, our Board of Directors is currently authorized to issue approximately an additional 52,975,000 shares of common stock. In order to maintain our capital at desired levels or required regulatory levels, or to fund future growth, our Board of Directors may decide from time to time to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of our common stock. The sale of these securities may significantly dilute our shareholders’ ownership interest as a shareholder and the market price of our common stock. New investors of other equity securities issued by us in the future may also have rights, preferences and privileges senior to our current shareholders which may adversely impact our current shareholders.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth information related to the offices from which the Company conducts its business at December 31, 2013. These properties are suitable and adequate for the Company’s business needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 28, 2014, the Company’s stock was held by approximately 484 shareholders of record. The Company’s stock is quoted on the OTCQB under the symbol “CFIS”. The following table sets forth quarterly high and low sales information reported on the OTCQB for the Company’s common stock for the years ended December 31, 2013 and 2012. These quotes reflect inter-dealer prices without mark-ups, mark-downs or commissions and may not necessarily reflect actual transactions. As of March 28, 2014, there were 10,781,988 shares of common stock issued and outstanding.

Common Stock Price and Dividend History

			Dividend
	High	Low	(per share)
2013
First Quarter	$1.45	$1.07	$0.00
Second Quarter	1.30	1.20	0.00
Third Quarter	1.30	0.81	0.00
Fourth Quarter	1.10	0.82	0.00

2012
First Quarter	$2.25	$2.00	$0.00
Second Quarter	2.20	2.00	0.00
Third Quarter	2.20	1.25	0.00
Fourth Quarter	1.25	0.80	0.00

Historically, it has been a policy of the Company to pay only small to moderate dividends so as to retain earnings to support growth. However, on October 15, 2008 the board of directors voted to suspend the payment of the quarterly cash dividend on the Company’s common stock in an effort to conserve capital. As a result there were no dividends paid on the common stock of the Company in 2013 or 2012.

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

Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Deferred Taxes. Realization of deferred tax assets is dependent on generating sufficient taxable income to cover net operating losses generated by the reversal of temporary differences. A partial or total valuation allowance is provided by way of a charge to income tax expense if it is determined that it is more likely than not that some of or all of the deferred tax asset will not be realized. Under generally accepted accounting principles, income tax benefits and the related tax assets are only allowed to be recognized if they will more likely than not be fully utilized. In each future accounting period, the Company’s management will consider both positive and negative evidence when considering the ability of the Company to utilize its net deferred tax asset. Any subsequent reduction in the valuation allowance would lower the amount of income tax expense recognized in the Company’s consolidated statements of operations in future periods.

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

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects,” to permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

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

	2013			2012			2011
(Dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Interest-earning assets:
Taxable securities	$71,244	$1,151	1.62%	$40,222	$935	2.32%	$35,571	$989	2.78%
Tax-exempt securities (1)	10,054	427	4.25%	7,863	535	6.80%	10,010	662	6.62%
Loans (2)	198,640	10,629	5.35%	200,713	10,958	5.46%	218,237	11,731	5.38%
Interest-bearing deposits,
FHLB stock and other	39,807	110	0.28%	50,416	151	0.30%	32,238	121	0.37%

Total interest-earning assets	319,745	12,317	3.85%	299,214	12,579	4.20%	296,056	13,503	4.56%

Total non-interest-earning assets	24,469			32,760			32,527

Total assets	$344,214			$331,974			$328,583

Interest-bearing liabilities:
Deposits
NOW	$73,678	150	0.20%	$74,543	243	0.33%	$73,545	277	0.38%
Savings	70,395	198	0.28%	60,233	215	0.36%	53,241	212	0.40%
Money market	44,401	156	0.35%	43,744	248	0.57%	36,879	248	0.67%
Time	93,208	947	1.02%	93,992	1,048	1.12%	99,357	1,304	1.31%
FHLB advances and other	5,772	118	2.05%	13,553	306	2.26%	14,332	399	2.79%
Subordinated debentures	3,609	69	1.92%	3,609	77	2.11%	3,609	71	1.96%
Total interest-bearing Liabilities	291,063	1,638	0.56%	289,674	2,137	0.74%	280,963	2,511	0.89%

Non-interest-bearing liabilities:	32,485			33,377			30,579
Stockholders’ equity	20,666			8,923			17,041
Total liabilities and stockholders’ equity	$344,214			$331,974			$328,583

Net interest income/Interest rate spread (3)		$10,679	3.29%		$10,442	3.46%		$10,992	3.67%
Less: Taxable equivalent adjustment		145			184			225
Net interest income reported		$10,534			$10,258			$10,767
Net interest margin (4)			3.29%			3.43%			3.64%
Tax equivalent effect			0.05%			0.06%			0.08%
Net interest margin (FTE)			3.34%			3.49%			3.71%

(1)	Tax-exempt investment income is presented on a fully taxable equivalent basis assuming a 35% tax rate.
(2)	Includes fees that are considered adjustments to yield.
(3)	Interest rate spread represents the difference between the average yield on interest earning assets and average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(4)	Net interest margin presents net interest income as a percentage of average interest earning assets.

Rate/Volume Analysis. The following table allocates changes in interest income and interest expense in 2013 compared to 2012 and in 2012 compared to 2011 between amounts attributable to changes in rate and changes in volume for the various categories of interest-earning assets and interest-bearing liabilities. The changes in interest income and interest expense due to both volume and rate have been allocated proportionally.

	2013 Compared to 2012			2012 Compared to 2011
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
(Dollars in thousands)	Rate	Volume	Change	Rate	Volume	Change
Interest Earning Assets:
Taxable securities	$(362)	$559	$197	$(175)	$120	$(55)
Tax exempt securities	(151)	82	(69)	10	(96)	(86)
Loans receivable	(217)	(112)	(329)	182	(954)	(772)
FHLB stock and other	12	(34)	(22)	(28)	58	30
Total interest-earning assets	(718)	495	(223)	(11)	(872)	(883)

Interest-bearing liabilities
Deposits	(361)	57	(304)	(357)	71	(286)
FHLB advances and other borrowed funds	(27)	(161)	(188)	(73)	(21)	(94)
Subordinated debentures	(7)	-	(7)	6	-	6
Total int.-bearing liabilities	(395)	(104)	(499)	(424)	50	(374)
Change in net interest income	$(323)	$599	$276	$413	$(922)	$509

Comparison of Financial Condition for the Years Ended December 31, 2013 and December 31, 2012

Total assets as of December 31, 2013 were $349.0 million, which represented a decrease of $6.2 million, or 1.7%, compared to $355.2 million at December 31, 2012. Cash and cash equivalents decreased by $41.4 million, or 58.4%, to $29.6 million at December 31, 2013 as compared to $71.0 million at December 31, 2012. This decrease is the result of the deployment of cash to investment securities during 2013. As a result, investment securities increased $48.2 million to $95.8 million at December 31, 2013 from $47.6 million at December 31, 2012. This increase is due to the net effect of a $10.4 million decrease in U.S. agency securities, a $37.1 million increase in U.S. agency mortgage backed securities and a $13.5 million increase in municipal securities. Partially offsetting these increases were decreases in loans receivable, interest-bearing time deposits and foreclosed assets. Loans receivable decreased $940,000 to $193.5 million at December 31, 2013 from $194.4 million at December 31, 2012. This decrease was due to the net effect of a $3.4 million decrease in home equity lines of credit, a $3.0 million decrease in commercial loans and an increase of $5.4 million in residential real estate loans. Interest bearing time deposits decreased by $1.0 million, or 51.3%, to $945,000 at December 31, 2013 from $1.9 million at December 31, 2012. Foreclosed assets decreased $6.7 million to $2.3 million at December 31, 2013 from $9.0 million at December 31, 2012. The balance of foreclosed assets at the end of 2013 consisted of 13 properties that were acquired through foreclosure or deed in lieu of foreclosure. Included in the total are 11 residential properties and two parcels of land.

Deposits decreased $1.5 million, or 0.5%, to $315.7 million at December 31, 2013 as compared to $317.2 million at December 31, 2012. This decrease primarily consisted of decreases in certificates of deposit and interest-bearing demand deposit accounts. Certificates of deposit decreased $7.0 million, or 7.5% to $86.7 million at December 31, 2013 from $93.7 million at December 31, 2012. Interest-bearing demand deposit accounts decreased $3.7 million, or 4.8% to $72.5 million at December 31, 2013 from $76.2 million at December 31, 2012. Partially offsetting these decreases were increases in regular savings and noninterest-bearing demand deposit accounts. Regular savings accounts increased $9.3 million, or 14.3% to $74.4 million at December 31, 2013 from $65.1 million at December 31, 2012. Finally, noninterest-bearing demand deposit accounts increased $800,000, or 2.1% to $39.6 million at December 31, 2013 from $38.8 million at December 31, 2012. Federal Home Loan Bank (“FHLB”) advances decreased $4.5 million, or 50.0%, to $4.5 million at December 31, 2013 from $9.0 million at December 31, 2012.

Stockholders’ equity decreased $725,000, or 3.2%, to $21.6 million at December 31, 2013 from $22.4 million at December 31, 2012. The decrease in stockholders’ equity was primarily due to the net loss for the year ended December 31, 2013 and a decrease of $2.0 million in the Company’s accumulated other comprehensive income relating to the change in fair value of its available-for-sale investment portfolio, which was partially offset by the effect of the capital raise previously discussed.

Comparison of Operating Results for the Years Ended December 31, 2013 and December 31, 2012

General. The Company recorded a net loss of $2.8 million for the year ended December 31, 2013 compared to a net loss of $2.5 million for the year ended December 31, 2012. Net income available to common shareholders totaled $682,000 for the year ended December 31, 2012. This positive result was primarily due to a $3.7 million gain on the redemption of preferred stock which was partially offset by preferred stock dividends and accretion of $359,000 and $182,000, respectively. For the year ended December 31, 2013 basic and diluted loss per share totaled $0.38 compared to basic and diluted earnings per share of $0.11 for the year ended December 31, 2012. The increase in net loss for the year ended December 31, 2013 is primarily the net effect of (1) a $1.5 million decrease in noninterest income; (2) a $276,000 increase in net interest income; and (3) a $714,000 decrease in noninterest expense.

Net interest income. The following table summarizes interest and dividend income and interest expense for the year ended December 31, 2013 and 2012.

	Year Ended December 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$10,629	$10,958	$(329)	(3.00)%
Securities:
Taxable	1,132	935	197	21.07
Exempt from federal tax	282	351	(69)	(19.66)
Federal Home Loan Bank dividends and other	129	151	(22)	(14.57)
Total interest and dividend income	12,172	12,395	(223)	(1.80)
Interest expense:
Deposits	1,451	1,754	(303)	(17.28)
Federal Home Loan Bank advances and other borrowings	118	306	(188)	(61.44)
Subordinated debentures	69	77	(8)	(10.39)
Total interest expense	1,638	2,137	(499)	(23.35)
Net interest income	$10,534	$10,258	$276	2.69

Interest Income. Interest and dividend income decreased $223,000, or 1.8%, to $12.2 million for the year ended December 31, 2013, compared to $12.4 million for the year ended December 31, 2012. This decrease resulted primarily from a decrease in average balance and average yield of loans. The largest component was a decrease of $329,000 in interest income on loans for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Loan interest income decreased $329,000 or 3.0%, to $10.6 million for the year ended December 31, 2013 compared to $11.0 million for the prior year. This decrease resulted from a decrease in the average balance of loans of $2.1 million, or 1.0%, to $198.6 million for the year ended December 31, 2013 from $200.7 million for the year ended December 31, 2012. In addition, the average yield on loans decreased 11 basis points to 5.35% for the year ended December 31, 2013 from 5.46% for the year ended December 31, 2012. In addition, interest on tax-exempt securities decreased $69,000 for the year ended December 31, 2013 compared to the year ended December 31, 2012. This decrease is primarily due to a decrease in the average tax equivalent yield of 255 basis points to 4.25% for the year ended December 31, 2013 from 6.80% for the year ended December 31, 2012. This decrease was partially offset by an increase in the average balance of $2.2 million to $10.1 million for the year ended December 31, 2013 from $7.9 million for the year ended December 31, 2012.

Interest Expense. Interest expense decreased by $499,000, or 23.4%, to $1.6 million for the year ended December 31, 2013, from $2.1 million for the year ended December 31, 2012. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities of 18 basis points to 0.56% for the year ended December 31, 2013 from 0.74% for the comparable prior year period. Partially offsetting this decrease was an increase in the average balance of interest bearing liabilities of $1.4 million, or 0.5%, to $291.1 million for the year ended December 31, 2013 from $289.7 million for the year ended December 31, 2012. Interest expense resulting from FHLB advances and other borrowings decreased $188,000 during the year ended December 31, 2013. The average balance on these borrowings decreased $7.8 million to $5.8 million for the year ended December 31, 2013 from $13.6 million for the year ended December 31, 2012. In addition, there was a decrease in average cost of 21 basis points to 2.05% for the year ended December 31, 2013 from 2.26% for the year ended December 31, 2012.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses increased $276,000, or 2.7%, to $10.5 million for the year ended December 31, 2013 from $10.3 million for the year ended December 31, 2012. The Company’s net interest margin expressed as a percentage of average earning assets decreased 14 basis points to 3.29% for the year ended December 31, 2013 from 3.43% for the year ended December 31, 2012. The tax equivalent yield on average earning assets decreased 35 basis points to 3.85% for the year ended December 31, 2013 from 4.20% for the year ended December 31, 2012. This decrease in the tax equivalent yield on average earning assets was due to a decrease in yield on taxable securities and loans. The yield on taxable securities decreased 70 basis points to 1.62% for the year ended December 31, 2013 from 2.32% for the prior year period and the yield on average loans decreased to 5.35% for the year ended December 31, 2013 from 5.46% for the year ended December 31, 2012. In addition, there was an 18 basis point decrease in the cost of interest-bearing liabilities to 0.56% for the year ended December 31, 2013 as compared to 0.74% a year earlier. Increasing net interest margin is dependent on the Bank’s ability to generate higher yielding assets and lower-cost deposits. Management continues to closely monitor the net interest margin.

Provision for Loan Losses. The Bank’s provision for loan losses decreased to $1.4 million for the year ended December 31, 2013 from $1.5 million for the year ended December 31, 2012. The decrease in the provision for loan losses was the result of management’s quarterly analysis of the allowance for loan loss. At December 31, 2013, and December 31, 2012, non-performing loans totaled $1.2 million and $7.8 million, respectively. At December 31, 2013, the ratio of the allowance for loan losses to non-performing loans was 213.3% compared to 38.9% at December 31, 2012. Management believes the allowance coverage is sufficient due to the estimated loss potential. The ratio of the allowance to total loans was 1.28% and 1.54%, at December 31, 2013 and December 31, 2012, respectively. Charge-offs, net of recoveries, totaled $2.0 million for the year ended December 31, 2013 compared to $7.3 million for the year ended December 31, 2012. Management performs an allowance sufficiency analysis, at least quarterly, based on the portfolio composition, asset classifications, loan-to-value ratios, impairments in the current portfolio, and other factors. This analysis is designed to reflect credit losses for specifically identified loans, as well as credit losses in the remainder of the portfolio. The reserve methodology employed by management reflects the difference in degree of risk between the various categories of loans in the Bank’s portfolio. The reserve methodology also critically assesses those loans adversely classified in the portfolio by management. While management estimates loan losses using the best available information, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management’s control. The Bank conducts quarterly evaluations on nonperforming assets and obtains independent appraisals when there is a material development such as a transfer to other real estate owned. In addition, the FDIC and IDFPR, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. As a result of their review, the FDIC and IDFPR may require the Bank to make additional provisions for estimated losses based upon judgments different from those of management.

	Year Ended December 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$350	$378	$(28)	(7.41)%
Gain on sale of loans	1,144	946	198	20.93
Gain on sale of securities	55	980	(925)	(94.39)
Gain on extinguishment of debt	-	400	(400)	(100.00)
Loss on sale of assets	(175)	-	(175)	-
Loss on sale of foreclosed assets	(328)	(34)	(294)	(864.71)
Bank owned life insurance	223	239	(16)	(6.70)
Other non-interest income	980	794	186	(23.43)
Total non-interest income	$2,249	$3,703	$(1,454)	(39.27)

Noninterest Income. Noninterest income consists primarily of service charges on customer deposit accounts, gain on sale of securities, gain on sale of loans, and other service charges and fees. Noninterest income decreased $1.5 million, or 39.2%, to $2.2 million for the year ended December 31, 2013 as compared to $3.7 million for the year ended December 31, 2012, primarily due to decreases in gains on sale of securities and gain on the extinguishment of debt. In addition, loss on sale of foreclosed assets increased $294,000 to $328,000 for the year ended December 31, 2013 from $34,000 for the prior year period. Gain on sale of securities decreased $925,000 to $55,000 for the year ended December 31, 2013 from $980,000 for the year ended December 31, 2012. Service charges on deposit accounts decreased $28,000 to $350,000 for the year ended December 31, 2013 from $378,000 for the year ended December 31, 2012. This decrease was primarily due to a lower volume of overdraft fees. These items were partially offset by an increase of $198,000 in gain on sale of loans to $1.1 million for the year ended December 31, 2013 from $946,000 for the year ended December 31, 2012. The $400,000 gain on extinguishment of debt for the year ended December 31, 2012 resulted from a negotiation with a third party lender. This discount on a $1.3 million note occurred in conjunction with the December 2012 private capital raise.

	Year Ended December 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$5,943	$5,886	$57	0.97%
Net occupancy	821	783	38	4.85
Equipment expense	447	492	(45)	(9.15)
Data processing expense	1,287	1,249	38	3.04
Advertising and promotions	179	302	(123)	(40.73)
Professional fees	1,412	1,041	371	35.64
Write-down on foreclosed assets	1,323	1,799	(476)	(26.46)
FDIC premiums	747	1,140	(393)	(34.47)
Other real estate owned expenses	587	598	(11)	(1.84)
Other operating expenses	1,251	1,421	(170)	(11.96)
Total non-interest expenses	$13,997	$14,711	$(714)	(4.85)

Noninterest Expense. Noninterest expense decreased by $714,000 to $14.0 million for the year ended December 31, 2013 from $14.7 million for the year ended December 31, 2012. This decrease is primarily due to decreases in FDIC premiums and write-downs on foreclosed assets. FDIC premiums decreased $393,000 to $747,000 for the year ended December 31, 2013 as compared to the prior year period. Write-downs on foreclosed assets decreased by $476,000 to $1.3 million for the year ended December 31, 2013 from the comparable prior year period. Other operating expenses, including occupancy, equipment, data processing, and marketing and advertising expenses, decreased by a combined $92,000, or 3.26%, to $2.8 million for the year ended December 31, 2013. Of this decrease, $123,000 is related to marketing and advertising expenses. This decrease was partially offset by higher salary and benefits expenses and data processing expenses, which increased by $57,000 and $38,000, respectively from the year ended December 31, 2012. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Expense. Income tax expense totaled $146,000 for the year ended December 31, 2013 compared to $244,000 for the year ended December 31, 2012. The Company’s net deferred tax asset totaled $1.1 million as of December 31, 2013 and December 31, 2012. The valuation for allowance for deferred tax assets increased $1.2 million for the year ended December 31, 2013. Realization of deferred tax assets is dependent on generating sufficient taxable income to cover net operating losses generated by the reversal of temporary differences. A partial or total valuation allowance is provided by way of a charge to income tax expense if it is determined that it is more likely than not that some of or all of the deferred tax asset will not be realized. Under generally accepted accounting principles, income tax benefits and the related tax assets are only allowed to be recognized if they will more likely than not be fully utilized. In each future accounting period, the Company’s management will consider both positive and negative evidence when considering the ability of the Company to utilize its net deferred tax asset. Any subsequent reduction in the valuation allowance would lower the amount of income tax expense recognized in the Company’s consolidated statements of operations in future periods.

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

Liquidity

The Company’s primary source of funds is dividends it receives from the Bank. Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits for the current year plus those of the previous two years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. Total stockholder’s equity of the Bank totaled $21.6 million at December 31, 2013. The Bank’s primary sources of funds are deposits, proceeds from principal and interest payments on loans, maturities of securities, federal funds purchased, and to a lesser extent advances from the Federal Home Loan Bank. While maturities and scheduled amortization of loans and securities are generally predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

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

Management expects ongoing operating activities to continue to be a primary source of cash flows for the Company. In addition, the Bank maintains secured borrowing facilities at the Federal Home Loan Bank of Chicago and Federal Reserve Bank of Chicago. Management is confident that the Bank has adequate liquidity for normal banking activities.

Deposits decreased by $1.5 million in 2013 and increased by $16.1 million and decreased by $8.0 million in 2012 and 2011, respectively. Despite intense competition for deposits from the many financial institutions in the Company’s market area, the Company has been successful in attracting sufficient deposits to provide for the majority of its funding needs. However, funding through retail deposits continues to grow more challenging.

During 2012, as a result of the proceeds raised in the Company’s December 2012 private placement offering, the amount owed on a loan with a third party financial institution was reduced to zero at December 31, 2012 from $1.3 million at December 31, 2011.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company monitors and manages risks associated with changes in interest rates and mismatched asset and deposit maturities. Significant changes in rates can adversely affect net interest income, market value of securities, and the economic value of equity. Based on the Company’s current simulation model, the following schedule indicates the estimated effects of an immediate upward rate shift of 100, 200 and 300 basis points as of December 31, 2013. As of December 31, 2012, these effects totaled 8.8%, 17.7% and 27.1% for net interest income and 3.4%, 3.7% and 1.7% for economic value of equity.

	100 Basis Point Rate Shift Up	200 Basis Point Rate Shift Up	300 Basis Point Rate Shift Up
Net interest income (next 12 months)	4.6%	4.9%	7.4%
Economic value of equity	5.5%	1.6%	0.2%

Based on the Company’s current simulation model, the following schedule indicates the estimated effects of an immediate downward rate shift of 100, 200, 300 basis points as of December 31, 2013. As of December 31, 2012, these effects totaled -3.0% for net interest income and 11.6% for economic value of equity. Due to the current interest rate environment being at historic lows, a 200 and 300 a basis point decrease is considered unlikely and therefore not presented. All other measures of interest rate risk are within policy guidelines.

	100 Basis Point Rate Shift Down	200 Basis Point Rate Shift Down	300 Basis Point Rate Shift Down
Net interest income (next 12 months)	-4.0%	N/A	N/A
Economic value of equity	-11.5%	N/A	N/A

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Community Financial Shares, Inc.

Glen Ellyn, Illinois

We have audited the accompanying consolidated balance sheets of Community Financial Shares, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Financial Shares, Inc. as of December 31, 2013, and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Indianapolis, Indiana

March 28, 2014

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2012

(Dollars in thousands except share data)

	2013	2012
ASSETS
Cash and due from banks	$4,485	$4,875
Interest-bearing deposits	25,068	66,146
Cash and cash equivalents	29,553	71,021

Interest-bearing time deposits	945	1,941
Securities available for sale	95,829	47,588
Loans held for sale	804	7,230
Loans, less allowance for loan losses of $2,500 and $3,032	193,451	194,391
Foreclosed assets	2,269	9,012
Federal Home Loan Bank stock	926	926
Premises and equipment, net	14,862	14,724
Cash value of life insurance	6,644	6,421
Interest receivable and other assets	3,688	1,922

Total assets	$348,971	$355,176

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$315,709	$317,204
Federal Home Loan Bank advances	4,500	9,000
Subordinated debentures	3,609	3,609
Interest payable and other liabilities	3,526	3,011
Total liabilities	327,344	332,824

Commitments and contingencies

Stockholders' equity
Common stock - $0.01 par value, 75,000,000 shares authorized; 10,781,988 and 5,560,567 shares issued and outstanding	-	-
Preferred stock - $1.00 par value, $100 liquidation preference 1,000,000 shares authorized; 191,246 and 196,847 shares issued and outstanding	191	197
Paid-in capital	30,386	26,270
Accumulated deficit	(7,133)	(4,346)
Accumulated other comprehensive income (loss)	(1,817)	231
Total stockholders' equity	21,627	22,352

Total liabilities and stockholders' equity	$348,971	$355,176

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2013 and 2012

(Dollars in thousands, except per share data)

	2013	2012
Interest and dividend income
Interest and fees on loans	$10,629	$10,958
Securities
Taxable	1,132	935
Exempt from federal income tax	282	351
Federal Home Loan Bank dividends and other	129	151
Total interest income	12,172	12,395
Interest expense
Deposits	1,451	1,754
Federal Home Loan Bank advances and other borrowed funds	118	306
Subordinated debentures	69	77
Total interest expense	1,638	2,137

Net interest income	10,534	10,258
Provision for loan losses	1,427	1,467
Net interest income after provision for loan losses	9,107	8,791

Noninterest income
Service charges on deposit accounts	350	378
Gain on sale of loans	1,144	946
Loss on sale of foreclosed assets	(328)	(34)
Loss on sale of assets	(175)	-
Gain on sale of securities	55	980
Gain on extinguishment of debt	-	400
Increase in cash surrender value of bank-owned life insurance	223	239
Other service charges and fees	980	794
Total noninterest income	2,249	3,703
Noninterest expense
Salaries and employee benefits	5,943	5,886
Net occupancy expense	821	783
Equipment expense	447	492
Data processing	1,287	1,249
Advertising and marketing	179	302
Professional fees	1,412	1,041
Write-down on foreclosed assets	1,323	1,799
FDIC premiums	747	1,140
Other real estate owned expenses	587	598
Other operating expenses	1,251	1,421
Total noninterest expense	13,997	14,711

Loss before income taxes	(2,641)	(2,217)
Income tax expense	146	244
Net loss	(2,787)	(2,461)
Preferred stock dividend and accretion	-	(541)
Gain on preferred stock redemption	-	3,684
Net income (loss) available to common shareholders	$(2,787)	$682

Earnings (loss) per share
Basic	$(0.38)	$0.11
Diluted	$(0.38)	$0.11

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years ended December 31, 2013 and 2012

(Dollars in thousands, except share data)

	Year Ended
	December 31,
	2013	2012

Net loss	$(2,787)	$(2,461)
Other comprehensive loss:
Unrealized holding gains (losses) arising during the period:
Unrealized net gains	(3,288)	349
Related income tax benefit (expense)	1,275	(109)
Net unrealized gains	(2,013)	240
Less: reclassification adjustment for net gains realized during the period
Realized net gains	55	980
Related income tax expense	(20)	(354)
Net realized gains	35	626
Other comprehensive loss	(2,048)	(386)
Comprehensive loss	$(4,835)	$(2,847)

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2013 and 2012

(Dollars in thousands, except share data)

	Number of Common Shares	Preferred Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at January 1, 2012	1,245,267	$7	$12,033	$(5,407)	$617	$7,250

Net loss	-	-	-	(2,461)	-	(2,461)
Other comprehensive income	-	-	-	-	(386)	(386)
Redeemed TARP preferred stock	-	(7)	(3,305)	-	-	(3,312)
Preferred stock dividends (5%)	-	-	-	(380)	-	(380)
Net proceeds of private offering	4,315,300	197	21,031	-	-	21,228
Gain on preferred stock redemption	-	-	(3,684)	4,085	-	401
Discount accretion on preferred stock	-	-	183	(183)	-	-
Amortization of stock option compensation	-	-	12	-	-	12

Balance at December 31, 2012	5,560,567	197	26,270	(4,346)	231	22,352

Net loss	-	-	-	(2,787)	-	(2,787)
Other comprehensive loss	-	-	-	-	(2,048)	(2,048)
Net proceeds of private offering	3,670,221	-	4,090	-	-	4,090
Preferred stock conversion to common	1,551,200	(16)	16	-	-	-
Preferred stock issued	-	10	-	-	-	10
Amortization of stock option compensation	-	-	10	-	-	10

Balance at December 31, 2013	10,781,988	$191	$30,386	$(7,133)	$(1,817)	$21,627

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2013 and 2012

(Dollars in thousands)

	2013	2012
Cash flows from operating activities
Net loss	$(2,787)	$(2,461)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Amortization on securities, net	709	251
Depreciation	609	647
Provision for loan losses	1,427	1,467
Gain on sale of securities	(55)	(980)
Write-down on foreclosed assets	1,323	1,799
Gain on extinguishment of debt	-	(400)
Gain on sale of loans	(1,144)	(946)
Originations of loans for sale	(46,365)	(45,661)
Proceeds from sales of loans	53,934	40,010
Loss on sale of foreclosed assets	328	34
Loss on sale of note	175	-
Deferred income taxes	146	244
Compensation cost of stock options	10	12
Change in cash value of life insurance	(223)	(239)
Change in interest receivable and other assets	(1,126)	(1,730)
Change in interest payable and other liabilities	374	665
Net cash provided by (used in) operating activities	7,335	(7,288)

Cash flows from investing activities
Purchases of securities available for sale	(75,194)	(38,740)
Proceeds from maturities and calls of securities available for sale	14,893	22,492
Proceeds from sales of securities available for sale	8,063	12,689
Proceeds from sales of foreclosed assets	7,725	3,755
Net change in interest-bearing time deposits	996	1,494
Amount paid for acquisition of foreclosed assets	(674)	-
Proceeds from Federal Home Loan Bank stock	-	4,472
Net change in loans	(2,602)	(621)
Premises and equipment expenditures, net	(114)	(250)
Net cash provided by (used in) investing activities	(46,907)	5,291

Cash flows from financing activities
Change in
Non-interest bearing and interest bearing demand deposits and savings	5,533	14,676
Certificates and other time deposits	(7,029)	1,427
Repayment of borrowings	(4,500)	(4,900)
Repurchase of TARP preferred stock	-	(3,312)
Proceeds from private offering	4,100	21,228
Dividends paid on preferred stock	-	(359)
Net cash provided by (used in) financing activities	(1,896)	28,760

Net change in cash and cash equivalents	(41,468)	26,763

Cash and cash equivalents at beginning of year	71,021	44,258

Cash and cash equivalents at end of year	$29,553	$71,021

Supplemental disclosures
Interest paid	$1,614	$2,239
Transfers from loans to foreclosed assets	1,979	2,873
Transfer property from held for sale to premises and equipment	634	-

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL SHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
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
December 31, 2013 and 2012
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
December 31, 2013 and 2012
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

The Bank owned $925,700 of FHLB stock as of December 31, 2013 and 2012. The FHLB of Chicago paid average cash dividends totaling 0.30% in both 2013 and 2012. The FHLB will continue to assess their dividend capacity each quarter, and will obtain the necessary approval if a dividend is to be made. Management performed an analysis and deemed the investment in FHLB stock was not impaired.

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

Stock Compensation: At December 31, 2013, the Company has a stock-based employee compensation plan, which is described more fully in Note 14.

COMMUNITY FINANCIAL SHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
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

With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2010.

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

Earnings Per Share: Basic earnings per share is net income available to common shareholders divided by the weighted average number of shares outstanding during the year. Diluted earnings per share include the dilutive effect of additional potential shares issuable under stock options. For 2013 the Company is required to calculate basic and diluted earnings per share using the two-class method. Calculations of earnings per share under the two-class method (i) exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities and (ii) exclude from the denominator the dilutive impact of the participating securities.

Comprehensive Income or Loss: Comprehensive income or loss consists of net income or loss and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on securities available for sale, which are also recognized as a separate component of equity.

COMMUNITY FINANCIAL SHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
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
December 31, 2013 and 2012
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

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects,” to permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

COMMUNITY FINANCIAL SHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
(Table dollar amounts in thousands, except share data)

NOTE 2 - CASH AND CASH EQUIVALENTS

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

Beginning January 1, 2013, noninterest-bearing transaction accounts are subject to a $250,000 limit on FDIC insurance per covered institution.

At December 31, 2013, the Company had cash balances of $25.2 million at the FRB and FHLB that did not have FDIC insurance coverage.

Cash on hand or on deposit with the Federal Reserve Bank of $3.8 million was required to meet regulatory reserve and clearing requirements at year-end 2013.

NOTE 3 - SECURITIES AVAILABLE FOR SALE

The fair value of securities available for sale at year end is as follows:

2013	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

U. S. government agency debt securities	$11,059	$-	$(1,414)
States and political subdivisions	16,367	50	(419)
U.S. government agency mortgage-backed securities	60,065	124	(1,235)
Preferred stock	35	31	-
SBA securities	8,303	1	(104)
	$95,829	$206	$(3,172)

COMMUNITY FINANCIAL SHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
(Table dollar amounts in thousands, except share data)

NOTE 3 - SECURITIES AVAILABLE FOR SALE (Continued)

2012	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

U. S. government agency debt securities	$21,430	$29	$(67)
States and political subdivisions	2,909	72	-
U.S. government agency mortgage-backed securities	22,975	338	(20)
Preferred stock	37	22	-
SBA securities	237	3	(1)
	$47,588	$464	$(88)

Securities classified as U. S. government agency debt securities include notes issued by government-sponsored enterprises such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank. The SBA securities are pools of the loans guaranteed by the Small Business Administration.

The fair values of securities available for sale at December 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Amortized Cost	Fair Value

Due in one year or less	1,508	1,508
Due after one year through five years	2,324	2,296
Due after five years through ten years	7,983	7,736
Due after ten years	17,394	15,886

U.S. government agency mortgage-backed	61,176	60,065
Preferred stock	4	35
SBA securities	8,406	8,303
	$98,795	$95,829

Securities with a carrying value of approximately $18.0 million and $20.0 million at December 31, 2013 and 2012, respectively, were pledged to secure public deposits, Federal Home Loan Bank advances and for other purposes as required or permitted by law.

Sales of securities were as follows:

	2013	2012
Sales proceeds	$8,063	$12,689
Gross gains on sales	55	980

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(Table dollar amounts in thousands, except share data)

NOTE 3 - SECURITIES AVAILABLE FOR SALE (Continued)

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2013 and 2012 was $77.1 million and $15.1 million, respectively, which is approximately 80.5% and 31.7% of the Company’s investment portfolio, respectively. These declines primarily resulted from changes in market interest rates and current depressed market conditions. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013 and 2012:

2013	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agency debt securities	$6,694	$(797)	$4,365	$(617)	$11,059	$(1,414)
State and political subdivisions	10,027	(419)	-	-	10,027	(419)
U.S. Government agency mortgage-backed securities	48,023	(1,234)	16	(1)	48,039	(1,235)
SBA Securities	7,987	(104)	-	-	7,987	(104)

Total temporarily impaired securities	$72,731	$(2,554)	$4,381	$(618)	$77,112	$(3,172)

U.S. Government Agency Debt Securities and U.S. Government Agency Mortgage-backed Securities

The unrealized losses on the Company’s investments in obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2013.

COMMUNITY FINANCIAL SHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
(Table dollar amounts in thousands, except share data)

NOTE 3 - SECURITIES AVAILABLE FOR SALE (Continued)

2012	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agency debt securities	$11,406	$(67)	$-	$-	$11,406	$(67)
U.S. Government agency mortgage-backed securities	3,637	(20)	14	-	3,651	(20)
SBA Securities	-	-	25	(1)	25	(1)

Total temporarily impaired securities	$15,043	$(87)	$39	$(1)	$15,082	$(88)

NOTE 4 - LOANS

Loans consisted of the following at December 31:

	2013	2012
Real estate
Commercial	$97,813	$96,588
Construction	1,856	3,615
Residential	26,240	20,875
Home equity	47,050	50,444
Total real estate loans	172,959	171,522
Commercial	21,379	24,388
Consumer	1,384	1,313
Total loans	195,722	197,223
Deferred loan costs, net	229	200
Allowance for loan losses	(2,500)	(3,032)
Loans, net	$193,451	$194,391

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
December 31, 2013 and 2012
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

December 31, 2013 and 2012

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
December 31, 2013 and 2012
(Table dollar amounts in thousands, except share data)

NOTE 4 – LOANS (Continued)

The aggregate amount of loans, as defined, to such related parties were as follows:

2013
Balances, January 1, 2013	$2,432
New loans including renewals	156
Payments, etc., including renewals	(1,582)
Balances, December 31, 2013	$1,006

2012
Balances, January 1, 2012	$3,279
New loans including renewals	2,267
Payments, etc., including renewals	(3,114)
Balances, December 31, 2012	$2,432

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2013 and 2012:

	2013
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Total

Balance at beginning of period	$621	$1,386	$53	$21	$305	$646	$3,032
Provision for loan losses	129	221	(9)	34	773	279	1,427
Charge-offs	(267)	(357)	-	(15)	(835)	(600)	(2,074)
Recoveries	-	86	-	1	23	5	115
Balance at end of period	$483	$1,336	$44	$41	$266	$330	$2,500

Ending balance: individually evaluated for impairment	$-	$26	$-	$-	$-	$46	$72
Ending balance: collectively evaluated for impairment	$483	$1,310	$44	$41	$266	$284	$2,428
Total Loans:
Ending balance	$21,379	$97,813	$1,856	$1,384	$26,240	$47,050	$195,722
Ending balance: individually evaluated for impairment	$1,566	$437	$-	$-	$398	$505	$2,906
Ending balance: collectively evaluated for impairment	$19,813	$97,376	$1,856	$1,384	$25,842	$46,545	$192,816

COMMUNITY FINANCIAL SHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
(Table dollar amounts in thousands, except share data)

NOTE 4 – LOANS (Continued)

	2012
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Total

Balance at beginning of period	$695	$4,171	$1,768	$18	$804	$1,398	$8,854
Provision for loan losses	203	810	25	15	535	(121)	1,467
Charge-offs	(295)	(3,611)	(1,740)	(12)	(1,067)	(638)	(7,363)
Recoveries	18	16	-	-	33	7	74
Balance at end of period	$621	$1,386	$53	$21	$305	$646	$3,032

Ending balance: individually evaluated for impairment	$-	$154	$-	$-	$147	$368	$669
Ending balance: collectively evaluated for impairment	$621	$1,232	$53	$21	$158	$278	$2,363
Total Loans:
Ending balance	$24,388	$96,588	$3,615	$1,313	$20,875	$50,444	$197,223
Ending balance: individually evaluated for impairment	$-	$4,034	$-	$-	$2,970	$1,717	$8,721
Ending balance: collectively evaluated for impairment	$24,388	$92,554	$3,615	$1,313	$17,905	$48,727	$188,502

The following table summarizes the Company’s nonaccrual loans by class at December 31, 2013 and 2012.

	2013	2012
Real estate loans:
Commercial	$437	$3,143
Residential mortgage	-	2,565
Home equity	505	1,717
Total	$942	$7,425

The following table presents impaired loans as of December 31, 2013:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$1,566	$1,566	$-	$1,549	$62
Residential	398	398	-	402	21
HELOC	166	166	-	165	-
Subtotal	2,130	2,130	-	2,116	83
With an allowance recorded:
Commercial real estate	437	812	26	834	-
Residential	-	-	-	-	-
HELOC	339	396	46	396	-
Subtotal	776	1,208	72	1,230	-
Total Impaired Loans	$2,906	$3,338	$72	$3,346	$83

COMMUNITY FINANCIAL SHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
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
December 31, 2013 and 2012
(Table dollar amounts in thousands, except share data)

NOTE 4 – LOANS (Continued)

The following table summarizes credit quality of the Company at December 31, 2013 and 2012:

	2013
	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial	$19,536	$209	$1,634	$—	$—	$21,379
Real estate loans:
Construction	1,856	—	—	—	—	1,856
Commercial real estate	93,679	3,235	899	—	—	97,813
Residential mortgage	24,763	1,477	—	—	—	26,240
Home equity	46,515	29	506	—	—	47,050
Consumer	1,384	—	—	—	—	1,384
Total	$187,733	$4,950	$3,039	$—	$—	$195,722

	2012
	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial	$23,882	$247	$259	$—	$—	$24,388
Real estate loans:
Construction	3,615	-	-	—	—	3,615
Commercial real estate	90,102	3,342	3,144	—	—	96,588
Residential mortgage	16,833	1,477	2,565	—	—	20,875
Home equity	48,469	258	1,717	—	—	50,444
Consumer	1,313	—	—	—	—	1,313
Total	$184,214	$5,324	$7,685	$—	$—	$197,223

The following table summarizes aging of the Company’s loan portfolio at December 31, 2013 and 2012:

	2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing

Commercial	$100	$—	$—	$100	$21,279	$21,379	$—
Real estate loans:
Construction	—	—	—	—	1,856	1,856	—
Commercial real estate	—	569	168	737	97,076	97,813	168
Residential mortgage	687	1,342	11	2,040	24,200	26,240	11
Home equity	445	328	555	1,328	45,722	47,050	50
Consumer	—	1	1	2	1,382	1,384	1
Total	$1,232	$2,240	$735	$4,207	$191,515	$195,722	$230

COMMUNITY FINANCIAL SHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
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
December 31, 2013 and 2012
(Table dollar amounts in thousands, except share data)

NOTE 4 – LOANS (Continued)

The following table summarizes the loans that have been restructured as TDRs for the year ended December 31, 2012: There were no new TDRs in 2013.

	December 31, 2012
	Count	Balance Prior to TDR	Balance after TDR
Real estate loans:
Commercial real estate	2	$900	$890
Residential mortgage	3	2,279	2,010
Total	5	$3,179	$2,900

The following tables set forth the Company’s loans restructured as TDRs during the year ended December 31, 2012 by portfolio segment to quantify the type of modification or concession provided: There were no loans restructured as TDRs in 2013.

	December 31, 2012
	Commercial Real Estate	Residential	HELOC	Total

Rate reduction	$-	$1,605	$-	$1,605
A/B note structure	890	405	-	1,295
Total troubled debt restructurings	$890	$2,010	$-	$2,900

COMMUNITY FINANCIAL SHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
(Table dollar amounts in thousands, except share data)

NOTE 4 – LOANS (Continued)

The following table sets forth the Company’s TDRs that had payment defaults during the years ended December 31, 2012. There were no defaults during 2013 for loans restructured within the prior twelve months. Default occurs when a TDR is 90 days or more past due, transferred to non-accrual status, or transferred to other real estate owned within twelve months of restructuring.

	December 31, 2012
		Default
	Count	Balance
Real estate loans:
Commercial real estate	3	$4,448
Residential	2	574
	5	$5,022

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at year end:

	2013	2012

Land	$4,028	$3,908
Buildings	13,116	12,437
Furniture and equipment	3,584	3,499
Total cost	20,728	19,844
Accumulated depreciation	(5,866)	(5,120)
Net book value	$14,862	$14,724

NOTE 6 - DEPOSITS

	2013	2012

Non-interest bearing DDA	$39,613	$38,813
NOW	72,545	76,198
Money market	42,443	43,380
Regular savings	74,389	65,066
Certificates and time deposits, $100,000 and over	32,621	39,206
Other certificates and time deposits	54,098	54,541
Total deposits	$315,709	$317,204

COMMUNITY FINANCIAL SHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
(Table dollar amounts in thousands, except share data)

NOTE 6 – DEPOSITS (Continued)

At December 31, 2013, scheduled maturities of certificates of deposit are as follows:

2014	$52,049
2015	19,000
2016	6,556
2017	6,634
2018	2,480
$86,719

Deposits from related parties, as defined in Note 4, held by the Company at December 31, 2013 and 2012 totaled $2,478,000 and $2,569,000, respectively.

NOTE 7 - ADVANCES FROM THE FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of Chicago totaled $4.5 million and $9.0 million at December 31, 2013 and 2012, respectively. Advances, at interest rates from 1.69% to 1.99%, are subject to restrictions or penalties in the event of prepayment.

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

At December 31, 2013, scheduled maturities of advances are as follows:

2014	$2,500
2015	2,000

On December 21, 2012, immediately following the consummation of the Company’s private placement offering, the Company repaid a $1.3 million loan facility that was previously outstanding with an independent third party bank for $900,000. As a result of this repayment at a discount a $400,000 gain on extinguishment of debt was recorded in December 2012.

NOTE 8 - SUBORDINATED DEBENTURES

The Company and its financing trust subsidiary, Community Financial Shares Trust II, a Delaware statutory trust, consummated the issuance and sale of an aggregate amount of $3,500,000 of the Trust’s floating rate capital securities in a pooled trust preferred transaction. The subordinated debentures accrue interest at a variable rate based on three-month LIBOR plus 1.62%, reset and payable quarterly. The interest rate at December 31, 2013 was 1.86%. The debentures will mature on September 21, 2037, at which time the preferred securities must be redeemed. In addition, the Company may redeem the preferred securities in whole or part, beginning June 21, 2012 at a redemption price of $1,000 per preferred security.

COMMUNITY FINANCIAL SHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
(Table dollar amounts in thousands, except share data)

NOTE 8 - SUBORDINATED DEBENTURES (Continued)

The Company has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities in the event of the occurrence of an event of default, as defined in such guarantee.

The Company deferred all payments of interest on its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2037 beginning with the March 15, 2011 interest payment period through the December 15, 2012 interest payment period. On December 21, 2012, immediately following the consummation of the Investment, the Company paid all outstanding accrued and additional interest on its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2037 through the March 15, 2013 interest payment period in accordance with a written approval letter from the FRB. Subsequently, the Company elected to defer payments of interest on its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2037 beginning with the June 15, 2013 interest payment period.

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
December 31, 2013 and 2012
(Table dollar amounts in thousands, except share data)

NOTE 10 - CAPITAL REQUIREMENTS

On January 10, 2014, the Bank received notification from the Federal Deposit Insurance Corporation (the “FDIC”) and the Division of Banking of the Illinois Department of Financial and Professional Regulation (the “IDFPR”) that the Consent Order (the “Order”) issued to the Bank by the FDIC and IDFPR on January 21, 2011 was terminated effective January 10, 2014. The material terms and conditions of the Order were previously disclosed in the Company’s Current Report on Form 8-K filed on January 26, 2011. In connection with the termination of the Order, the Bank agreed to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets. At December 31, 2013, these capital ratios were 6.8% and 11.8%, respectively.

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

	Capital to Risk Weighted Assets		Tier 1 Capital to
	Total	Tier 1	Average Assets

Well capitalized	10%	6%	5%
Adequately capitalized	8	4	4
Undercapitalized	6	3	3

The actual capital levels and minimum required levels for the Bank were as follows at December 31:

	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2013

Total capital (to risk-weighted assets)	$25,990	11.9%	$17,426	8.0%	$21,783	10.0%
Tier 1 capital (to risk-weighted assets)	23,490	10.8	8,713	4.0	13,070	6.0
Tier 1 capital (to average assets)	23,490	6.8	13,763	4.0	17,204	5.0

2012

Total capital (to risk-weighted assets)	$28,321	12.6%	$17,949	8.0%	$22,436	10.0%
Tier 1 capital (to risk-weighted assets)	25,514	11.4	8,974	4.0	13,461	6.0
Tier 1 capital (to average assets)	25,514	7.7	13,195	4.0	16,494	5.0

COMMUNITY FINANCIAL SHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
(Table dollar amounts in thousands, except share data)

NOTE 10– CAPITAL REQUIREMENTS (Continued)

At December 31, 2013, regulatory approval is required for all dividend declarations by both the Bank and the Company.

NOTE 11 - RETIREMENT PLANS

The Company maintains a profit sharing/401(k) plan, which covers substantially all employees. Employees may make contributions to the plan. Employer contributions to the plan are determined at the discretion of the Board of Directors. Annual employer contributions are charged to expense. Profit sharing/401(k) expense was $32,000 in both 2013 and 2012.

The Company also maintains a nonqualified retirement program for directors. Expense for the directors’ retirement program was $23,000 and $40,000 in 2013 and 2012, respectively.

Under agreements with the Company, certain members of the Board of Directors have elected to defer their directors’ fees. The cumulative amount of deferred directors’ fees (included in other liabilities on the Company’s balance sheet) was $1.0 million and $1.1 million for December 31, 2013 and 2012, respectively. The liabilities for the nonqualified retirement program for directors and for directors’ deferred fees are not secured by any assets of the Company. Deferred directors’ fees accounts were credited with interest at 2.85% in 2013.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(Table dollar amounts in thousands, except share data)

NOTE 12 - INCOME TAXES

Income tax consists of the following:

	2013	2012
Currently payable tax
Federal	$145	$376
State	(145)	(376)
Deferred tax	146	244
Income tax	$146	$244

Income tax differs from federal statutory rates applied to financial statement income due to the following:

	2013	2012

Federal rate of 34 percent	$(898)	$(754)
Add (subtract) effect of
Tax-exempt income, net of nondeductible interest expense	(92)	(116)
State income tax, net of federal benefit	4	13
Cash value of life insurance	(76)	(81)
Valuation allowance	1,058	948
Other items, net	150	234
Income tax	$146	$244

Year-end deferred tax assets and liabilities were due to the following:

	2013	2012
Deferred tax assets
Allowance for loan losses	$1,120	$1,343
Deferred compensation	598	678
Other-than-temporary-impairment	52	209
Loss carryforward	9,400	7,129
Net unrealized losses on securities available for sale	1,149	-
AMT carryover	263	263
Other real estate owned	67	543
Other	211	340
Total	12,860	10,505

Deferred tax liabilities
Accumulated depreciation	(728)	(741)
Deferred loan fees and costs, net	(155)	(152)
Prepaid expenses	(57)	(58)
Net unrealized gains on securities available for sale	-	(146)
Federal Home Loan Bank stock dividends	(47)	(47)
State income taxes	(186)	(224)
Other	(51)	-
Total	(1,224)	(1,368)
Valuation allowance	(10,487)	(9,137)
Net deferred tax asset	$1,149	$-

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(Table dollar amounts in thousands, except share data)

NOTE 12 - INCOME TAXES (Continued)

The following is the activity in net deferred tax assets:

Balance, December 31, 2012	$-
Increase in deferred tax assets	2,354
Decrease in deferred tax liabilities	145
Increase in valuation allowance	(1,350)
Balance, December 31, 2013	$1,149

Due to the capital raise during 2012 previously discussed, the Company has had an ownership change pursuant to IRC Section 382. This ownership change limits the amount of net operating loss which can be used annually for federal tax purposes. Due to this annual limitation and the number of years in which the NOL can be carried forward, a significant portion of the NOL will likely never be used. The Company currently has a valuation allowance against the entire benefit of the net operating loss carryforward. At December 31, 2013, the Company had $22.5 million of federal loss carryforwards and $24.7 million of Illinois state loss carryforwards which expire in varying amounts through 2029 and 2024, respectively. At December 31, 2013, the Company had approximately $263,000 of alternative minimum tax credits available to offset future federal income taxes. The credits have no expiration date.

NOTE 13 – EARNINGS (LOSS) PER SHARE

The following is an analysis of the Company’s basic and diluted EPS, reflecting the application of the two-class method as of December 31, 2013 and 2012:

2013
Net income available for distribution	$(2,787)
Dividends and undistributed earnings allocated to participating securities	-
Income attributable to common shareholders	$(2,787)

Average common shares outstanding for basic EPS	7,278,781
Effect of dilutive convertible preferred stock	-
Effect of dilutive stock options	-
Average common and common-equivalent shares for dilutive EPS	7,278,781

Basic	$(0.38)
Diluted	$(0.38)

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(Table dollar amounts in thousands, except share data)

NOTE 13 – EARNINGS (LOSS) PER SHARE (Continued)

2012
Net income available for distribution	$682
Dividends and undistributed earnings allocated to participating securities	(532)
Income attributable to common shareholders	$150

Average common shares outstanding for basic EPS	1,363,171
Effect of dilutive convertible preferred stock	-
Effect of dilutive stock options	199
Average common and common-equivalent shares for dilutive EPS	1,363,370

Basic	$0.11
Diluted	$0.11

There were 22,880 and 30,180 anti-dilutive shares at December 31, 2013 and 2012, respectively.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

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

On September 19, 2013, the Company’s Board of Directors adopted the 2013 Stock Incentive Plan, subject to stockholders approval, which was obtained on January 3, 2014. The Board of Directors has reserved a total of 2,900,000 shares of the Company common stock for issuance upon the grant or exercise of awards made pursuant to the 2013 Stock Incentive Plan. It is anticipated that key personnel and consultants of the Company and its affiliates will participate in the Plan.

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

A summary of the activity in the Plan follows:

2013
Expected volatility	42.09%
Weighted-average volatility	42.09%
Expected dividends	0.00%
Expected term (in years)	5
Risk-free rate	0.71%

A summary of option activity under the Plan as of December 31, 2013, and changes during the year then ended, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of year	30,180	$18.78
Granted	500	1.25
Exercised	-	-
Forfeited or expired	(7,100)	27.57

Outstanding, end of year	23,580	$18.95	4.05	$-
Exercisable, end of year	11,195	$21.51	3.26	$-

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(Table dollar amounts in thousands, except share data)

NOTE 14 - STOCK OPTIONS (Continued)

The weighted-average grant-date fair value of options granted during the years 2013 and 2012 was $0.47 and $0.50, respectively. No options were exercised for the years ended December 31, 2013 and 2012.

As of December 31, 2013, there was $40,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of five years.

During 2013, the Company recognized approximately $10,000 of share-based compensation expense and approximately $4,000 of tax benefit related to the share based compensation expense.

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end.

	2013	2012

Financial standby letters of credit	$199	$228
Commitments to originate loans	2,216	4,927
Unused lines of credit and letters of credit	54,882	50,737
Performance standby letters of credit	-	-

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

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

Available-for-sale Securities

If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include all except preferred stock, which are Level 1 securities of available-for-sale securities. Third party vendors compile prices from various sources and may apply such techniques as matrix pricing to determine the value of identical or similar investment securities (Level 2). Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather on the investment securities’ relationship to other benchmark quoted investment securities. The following tables are as of December 31, 20123 and 2012, respectively:

		At December 31, 2013
	Fair	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. government agency debt securities	$11,059	$-	$11,059	$-
State and political subdivisions	16,367	-	16,367	-
U.S. government agency mortgage-backed securities	60,065	-	60,065	-
Preferred stock	35	35	-	-
SBA securities	8,303	-	8,303	-
Total available for sale securities	$95,829	$35	$95,794	$-

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(Table dollar amounts in thousands, except share data)

NOTE 16 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

		At December 31, 2012
	Fair	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. government agency debt securities	$21,430	$-	$21,430	$-
State and political subdivisions	2,909	-	2,909	-
U.S. government agency mortgage-backed securities	22,975	-	22,975	-
Preferred stock	37	37	-	-
SBA securities	237	-	237	-
Total available for sale securities	$47,588	$37	$46,551	$-

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying December 31, 2013 and 2012 balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

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

December 31, 20123 and 2012

(Table dollar amounts in thousands, except share data)

NOTE 16 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following tables are as of December 31, 2013 and 2012, respectively:

		At December 31, 2013
		Fair Value Measurements Using
	Fair
	Value	Level 1	Level 2	Level 3

Impaired loans	$2,906	$-	$-	$2,906
Other real estate owned	2,269	-	-	2,269

		At December 31, 2012
		Fair Value Measurements Using
	Fair
	Value	Level 1	Level 2	Level 3

Impaired loans	$5,972	$-	$-	$5,972
Other real estate owned	8,858	-	-	8,858

The following table presents quantitative information about unobservable inputs in recurring and nonrecurring Level 3 fair value measurements:

		As of December 31, 2013
	Fair	Valuation	Unobservable
	Value	Technique	Inputs	Range
Impaired loans	$2,906	Market comparable properties	Marketability discount	5% - 30.7%

Other real estate owned	2,269	Fair value appraisals

		As of December 31, 2012
	Fair	Valuation	Unobservable
	Value	Technique	Inputs	Range
Impaired loans	$5,972	Market comparable properties	Marketability discount	5% - 30.7%

Other real estate owned	8,858	Fair value appraisals

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(Table dollar amounts in thousands, except share data)

NOTE 16 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2013 and 2012:

		At December 31, 2013
		Fair Value Measurements Using
	Carrying
	Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$29,553	$29,553	$-	-
Interest-bearing time deposits	945	945	-	-
Securities available for sale	95,829	35	95,794	-
Loans held for sale	804	-	804	-
Loans receivable, net	193,451	-	-	193,864
Federal Home Loan Bank stock	926	-	926	-
Interest receivable	884	-	884	-

Financial liabilities
Deposits	315,709	-	303,199	-
Federal Home Loan Bank advances	4,500	-	4,478	-
Subordinated debentures	3,609	-	-	1,259
Interest payable	169	-	169	-

		At December 31, 2012
		Fair Value Measurements Using
	Carrying
	Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$71,021	$71,021	$-	-
Interest-bearing time deposits	1,941	1,941	-	-
Securities available for sale	47,588	37	47,551	-
Loans held for sale	7,230	-	7,230	-
Loans receivable, net	194,391	-	-	196,156
Federal Home Loan Bank stock	926	-	926	-
Interest receivable	926	-	926	-

Financial liabilities
Deposits	317,204	-	318,558	-
Federal Home Loan Bank advances	9,000	-	9,189	-
Subordinated debentures	3,609	-	-	1,230
Interest payable	145	-	145	-

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

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

December 31, 2013 and 2012

(Table dollar amounts in thousands, except share data)

Note 17 - Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	December 31,
	2013	2012
Assets
Cash on deposit with the Bank	$3,499	$96
Investment in common stock of the Bank	21,673	25,744
Other assets	134	139
Total assets	$25,306	$25,979

Liabilities
Long-term debt	$3,609	$3,609
Other liabilities	70	18
Total liabilities	3,679	3,627
Stockholders’ Equity	21,627	22,352
Total liabilities and stockholders’ equity	$25,306	$25,979

Condensed Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2013	2012

Income	$4	$403
Expenses
Interest expense	69	89
Other expenses	327	146
Total expenses	396	235
Income (loss) before income tax expense and undistributed loss of the bank	(392)	168
Income tax expense	-	-
Income (loss) before equity in undistributed loss of the bank	(392)	168
Equity in undistributed loss of the bank	(2,395)	(2,629)
Net loss	(2,787)	(2,461)
Net change in unrealized gains (losses) on available-for-sale securities	(2,048)	(386)
Total comprehensive loss	$(4,835)	$(2,847)

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(Table dollar amounts in thousands, except share data)

Note 17 – Condensed Financial Information (Parent Company Only) (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2013	2012
Operating Activities
Net loss	$(2,787)	$(2,461)
Equity in undistributed loss of the Bank	2,395	2,629
Gain on extinguishment of debt	-	(400)
Compensation cost of stock options	10	12
Other changes	385	41
Net cash provided by (used in) operating activities	3	(179)

Investment in Bank	(700)	(17,282)

Financing Activities
Net capital raise proceeds	4,100	21,228
Repurchase TARP	-	(3,312)
Repayment of borrowings	-	(900)
Dividends paid on preferred stock	-	(359)
Net cash provided by financing activities	4,100	16,657

Net change in cash on deposit with the bank	3,403	(804)
Cash on deposit with the bank at beginning of year	96	900
Cash on deposit with the bank at end of year	$3,499	$96

NOTE 18 - REGULATORY AND SUPERVISORY MATTERS

As previously disclosed, on January 10, 2014, the Bank received notification from the FDIC and the IDFPR that the Order to the Bank by the FDIC and IDFPR on January 21, 2011 was terminated effective January 10, 2014. The material terms and conditions of the Order were previously disclosed in the Company’s Current Report on Form 8-K filed on January 26, 2011. In connection with the termination of the Order, the Bank agreed to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets. At December 31, 2013 our Tier 1 and total capital ratios were 6.8% and 11.9%, respectively, compared to 6.8% and 11.4% at September 30, 2013, 6.7% and 11.4% at June 30, 2013, 6.8% and 11.8% at March 31, 2013 and 7.7% and 12.6% at December 31, 2012, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 (e) promulgated under the Exchange Act) as of December 31, 2013. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter ending December 31, 2013, that have materially affected or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Based on our assessment as of December 31, 2013, we make the following assertion:

-	Management is responsible for establishing and maintaining effective internal control over financial reporting of the Company. The internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.
-	There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.
-	Management evaluated the Company’s internal control over financial reporting as of December 31, 2013. The assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Framework.

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2013.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The Company’s Board of Directors is currently comprised of eight directors who are annually elected for a one-year term. The same individuals comprise the Board of Directors of the Company and the Bank.

Information about the Company’s directors is set forth below. Unless otherwise indicated, each person has held his or her current occupation for the past five years. The age indicated for each individual is as of December 31, 2013. The dates shown for service as a director of the Company include service as a director of the Bank.

Penny A. Belke, DDS, has been a dentist and has owned and operated her practice in Glen Ellyn, Illinois since 1980. Age 62. Director since 2004.

Dr. Belke’s strong ties to the community, through her dental practice and involvement in civic organizations, provide the Board with valuable insight regarding the local business and consumer environment.

Raymond A. Dieter, MD, has been a surgeon with the DuPage Medical Group, a surgery and health care clinic located in Glen Ellyn, Illinois, since 1969. Dr. Dieter has also been President of the Center for Surgery, an outpatient and surgery clinic located in Naperville, Illinois, since 1990. Age 79. Director since 1994.

Dr. Dieter’s strong ties to the community, through his surgical practice and involvement in civic organizations, provide the Board with valuable insight regarding the local business and consumer environment.

Christopher M. Hurst has served as an Analyst at Dune Capital, an investment research company, since October 2004. Age 45.

Mr. Hurst’s background and experience provides the Board with important financial knowledge and insight necessary to assess issues facing a public company.

Mary Beth Moran is a certified public accountant and registered investment advisor. She has been a partner in the CPA firm of Kirkby, Phelan and Associates, located in Bloomingdale, Illinois, since 1994. Age 43. Director since 2004.

As a certified public accountant and registered investment advisor, Ms. Moran provides the Board of Directors with experience regarding accounting and financial matters.

John M. Mulherin is of counsel with Mulherin, Rehfeldt & Varchetto, P.C., Attorneys at Law, a professional corporation engaged in the practice of law and located in Wheaton, Illinois. Mr. Mulherin continues to practice law with Mulherin, Rehfeldt & Varchetto, P.C., but no longer has an ownership interest in the firm. Age 71. Director since 1995.

As an attorney, Mr. Mulherin effectively provides the Board with important legal knowledge and insight necessary to assess issues facing a public company.

Daniel Strauss is a Portfolio Manager for Clinton Group, Inc. Mr. Strauss has served as a Senior Strategist for Clinton Group, Inc.’s private and public equity investment teams since joining the firm in 2010. Prior to that time, Mr. Strauss was an Associate in the private equity investment group of Angelo Gordon & Co. from 2008 to 2010 and served in the mergers and acquisitions group of Houlihan Lokey from 2006 to 2008. Mr. Strauss also currently serves as a director of Pacific Mercantile Bancorp (ticker: PMBC) and the Vice President of Acquisitions for ROI Acquisition Corp. (ticker: ROIQ). Age 29. Director since 2013.

Mr. Strauss’ background and experience provides the Board with important financial knowledge and insight necessary to assess issues facing a public company.

Philip Timyan is the retired Managing Member of Riggs Qualified Partners LLC, a position he held from 1999 to 2010. Age 56.

Mr. Timyan’s background and experience provides the Board with important financial knowledge and insight necessary to assess issues facing a public company.

Donald H. Wilson has served as President and Chief Executive Officer of the Company and the Bank since August 2013. Prior to his appointment as President and Chief Executive Officer, Mr. Wilson served as the Chairman and Chief Executive Officer of Stone Pillar Advisors, Ltd., a financial services strategic consulting firm, since June 2009. Mr. Wilson, who has more than 25 years of experience in the banking industry, began his career at the Federal Reserve Bank of Chicago, serving in the bank examination and economic research divisions, and has subsequently held executive management positions at several large financial institutions and financial services companies. Prior to June 2009, Mr. Wilson was the Chief Operating Officer at Amcore Financial. Age 55.

Mr. Wilson’s extensive experience in the banking industry and significant regulatory experience affords the Board valuable insight regarding the business and operations of the Company and Bank. Mr. Wilson’s knowledge of all aspects of the Company’s and Bank’s business and history, combined with his success and strategic vision, position him well to continue to serve as our President and Chief Executive Officer.

Executive Officers

The Board of Directors annually elects the Company’s executive officers, who serve at the Board’s discretion. Below is information regarding our executive officers who are not also directors. Each executive officer has held his current position for the last five years, unless otherwise stated. The age indicated for each individual is as of December 31, 2013.

Christopher P. Barton has been Vice President and Assistant Secretary of the Company since July 2000. In March 2003, Mr. Barton assumed the duties of Secretary of the Company and the Bank. Mr. Barton has also been Senior Vice President and Assistant Secretary of the Bank since October 1998 and was named Executive Vice President of the Bank in June 2007. Age 55.

Douglas D. Howe has been Executive Vice President of Finance and Administration of the Company and the Bank since January 2014. Mr. Howe was a self-employed banking consultant from November 2010 to December 2013. Prior to that time, Mr. Howe served as Senior Vice President and Treasurer of Amcore Bank, N.A. from February 2006 until Amcore Bank, N.A. was acquired by BMO Harris Bank in April 2010. Following the acquisition, Mr. Howe remained with BMO Harris Bank from April 2010 to October 2010 to assist with the integration process. Age 42.

Jeffrey A. Vock has been Vice President and Assistant Secretary of the Company and Senior Vice President and Chief Credit Officer of the Bank since February 2009. Prior thereto, Mr. Vock was President of Inland Bank and Trust from 2003 until 2008 and previously was Senior Vice President of Inland Bank and Trust from 2001 until 2003. Age 55.

Eric J. Wedeen has been Vice President, Chief Financial Officer and Assistant Secretary of the Company and Senior Vice President and Chief Financial Officer of the Bank since January 2007. Prior thereto, Mr. Wedeen was Vice President and Controller of Midwest Bank and Trust Company from May 2006 to January 2007 and previously was Senior Vice President and Chief Financial Officer of EFC Bancorp from December 2002 until January 2006. Age 50.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Pursuant to regulations promulgated under the Exchange Act, the Company’s officers, directors and persons who own more than 10% of the outstanding shares of the Company’s common stock (“Reporting Persons”) are required to file reports detailing their ownership and changes of ownership in such common stock (collectively, “Reports”), and to furnish the Company with copies of all such Reports. Based solely on its review of the copies of such Reports or written representations that no such Reports were necessary that the Company received during the past fiscal year or with respect to the last fiscal year, management believes that during the fiscal year ended December 31, 2013, all of the Reporting Persons complied with these reporting requirements.

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

Corporate Governance

The Company’s Board of Directors maintains an Audit Committee that assists the Board of Directors in its oversight of the Company’s accounting, auditing, internal control structure and financial reporting matters, the quality and integrity of the Company’s financial reports and the Company’s compliance with applicable laws and regulations. The audit committee is also responsible for engaging the Company’s independent registered public accounting firm and monitoring its conduct and independence. The Audit Committee is comprised of Mary Beth Moran (Chair), John M. Mulherin and Christopher M. Hurst. The Board of Directors has determined that Mrs. Moran is an “audit committee financial expert” as that term is defined by the applicable rules and regulations of the Securities and Exchange Commission. Although the Company’s common stock is quoted on the OTCQB and is not presently listed on the NASDAQ Stock Market or listed on a national securities exchange, and as such is not subject to the corporate governance requirements of NASDAQ, the New York Stock Exchange or otherwise, the Company firmly believes that sound corporate governance is in its best interest and that of its stockholders. As a result, the Board of Directors has examined the composition of the Audit Committee in light of applicable federal law and the rules of the NASDAQ Stock Market governing audit committees, and has confirmed that all members of the Audit Committee are “independent” within the meaning of those rules.

Board Leadership Structure and Board’s Role in Risk Oversight

The Company’s Board of Directors endorses the view that one of its primary functions is to protect stockholders’ interests by providing independent oversight of management, including the President and Chief Executive Officer. However, the Board does not believe that mandating a particular structure, such as designating an independent lead director or having a separate Chairman and Chief Executive Officer, is necessary to achieve effective oversight. As a result, the Board has not designated an independent lead director. The Board of the Company is currently comprised of eight directors, seven of whom are independent directors under the listing standards of the Nasdaq Stock Market. The Chairman of the Board has no greater nor lesser vote on matters considered by the Board than any other director. All directors of the Company, including the Chairman, are bound by fiduciary obligations, imposed by law, to serve the best interests of the stockholders. Accordingly, separating the offices of Chairman and Chief Executive Officer would not serve to materially enhance or diminish the fiduciary duties of any director of the Company.

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

Item 11. Executive Compensation

Summary Compensation Table

The following information is furnished for the principal executive officer and the next two most highly compensated executive officers of the Company (our named executive officers) whose total compensation for the year ended December 31, 2013 exceeded $100,000.

Name and		Salary	Bonus	Stock Options (2)	Restricted Stock Unit	Change in Pension Value and Non-qualified Deferred Compensation	All Other- Compensation	Total
Principal Position	Year	($)	($)	($)	Award($)	Earnings (3)($)	(4)($)	($)
Donald H. Wilson (1)	2013	102,847 (5)	—	—	—	—	—	102,847
President & Chief Executive Officer
Community Financial Shares, Inc.

Scott W. Hamer (1)	2013	135,675 (5)	10,811	—	—	849	10,937	158,272
Former President & Chief Executive Officer	2012	209,000 (5)	—	—	—	2,824	10,673	222,497
Community Financial Shares, Inc.

Jeffrey A. Vock	2013	152,880	13,732	—	—	—	10,366	176,978
Vice President, Assistant Secretary	2012	145,600	—	—	—	—	8,890	154,490
Community Financial Shares, Inc.

Christopher P. Barton	2013	142,233	12,776	—	—	—	8,162	163,171
Vice President & Secretary	2012	135,460	—	—	—	—	8,206	143,666
Community Financial Shares, Inc.

(1)	On August 15, 2013, the Board of Directors of Community Financial Shares, Inc. (the “Company”) and Community Bank-Wheaton/Glen Ellyn (the “Bank”) appointed Donald H. Wilson as the President and Chief Executive Officer of the Company and the Bank effective August 15, 2013 at an annual salary of $250,000. As a result of the management restructuring, effective August 15, 2013, Scott W. Hamer, the former President and Chief Executive Officer of the Company and the Bank, was terminated as President and Chief Executive Officer of the Company or the Bank.
(2)	These amounts reflect the aggregate grant date fair value for outstanding stock option awards granted during the year indicated, computed in accordance with FASB ASC Topic 718. For information on the assumptions used to compute the fair value, see note 14 to the consolidated financial statements. The actual value, if any, realized by an executive officer from any option will depend on the extent to which the market value of the common stock exceeds the exercise price of the option on the date the option is exercised. Accordingly, there is no assurance that the value realized by an executive officer will be at or near the value estimated above. Mr. Vock had 200 options vest at a fair value of $2.35 in 2013.
(3)	Represents Mr. Hamer’s change in pension value and nonqualified deferred compensation earnings under the Director’s Retirement Plan.
(4)	Represents perquisites and other compensation and benefits received in 2013 as follows: Mr. Hamer – reimbursement of club dues and fees totaling $7,387 and use of Company-owned automobile valued at $3,550; Mr. Barton - use of Company-owned automobile valued at $8,162; and Mr. Vock – use of Company-owned automobile valued at $10,366.
(5)	Includes directors’ fees of $8,150 for Mr. Wilson in 2013 and $9,000 and $13,000 for Mr. Hamer for 2013 and 2012, respectively.

Other Compensatory Arrangements

The Bank currently maintains change-in-control agreements with Christopher P. Barton, Jeffrey A. Vock and Eric J. Wedeen. For a description of the benefits payable to Messrs. Barton, Vock and Wedeen under their change-in-control agreements upon a change in control of the Company, see “—Potential Payments Upon Change in Control.”

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

Outstanding Equity Awards at Fiscal Year-End 2013

The following table provides information concerning exercisable options and unexercised options that have not vested for each named executive officer outstanding as of December 31, 2013. The table also discloses the exercise price and the expiration date. With the exception of Mr. Vock, no other named executive officer had any outstanding equity awards at December 31, 2013.

Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Jeffrey A. Vock	800	1,400	$14.00	2/18/2019

Pension Benefits / Non-qualified Defined Contribution and Other Non-qualified Deferred Compensation

The Company maintains a Profit Sharing/401(k) Plan, which is a combination of 401(k) deferrals by the employees, matching by the Company and “profit sharing” contributions by the Company, to give employees the opportunity to save for retirement on a tax-deferred basis. Total 401(k) deferrals in any taxable year may not exceed the dollar limit that is set by law. In 2013 this amount was $17,500 and $23,000 for those over the age of 50. Each year the Company may contribute matching profit sharing contributions for its employees. In 2013, the Company did not make contributions to any of the named executive officer’s individual Profit Sharing/401(k) Plan.

Potential Payments Upon Change In Control

The Bank is a party to change-in-control letter agreements with Messrs. Barton, Vock and Wedeen. The letter agreements provide for enumerated benefits to be provided by the Bank to the executive officers upon the occurrence of certain events within 18 months after a change of control of the Company or the Bank.

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

On December 15, 2008, the Bank amended Mr. Barton’s change-in-control agreements and on February 25, 2009 the Bank amended Mr. Vock’s change-in-control agreement to comply with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”) and the regulations and guidance issued with respect to Section 409A of the Code.

Director Compensation

The following table provides information with respect to the compensation of our directors other than advisory directors and those who serve as named executive officers during the fiscal year ended December 31, 2013. No director listed in the table below was granted any restricted stock or option awards in fiscal year 2013.

	Fees Earned Paid in Cash ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)(1)	All Other Compensation ($)(2)	Total ($)
William Behrmann (2)	—	4,159	—	4,159
Penny Belke	10,425	7,037	—	17,462
H. David Clayton (2)	1,475	6,488	—	7,963
Raymond Dieter	—	20,450	—	20,450
Donald H. Fischer (2)	—	—	—	—
Robert Haeger (2)	2,975	49	—	2,975
Mary Beth Moran	12,750	698	—	12,750
Joseph Morrissey (2)	2,975	1,430	—	4,405
John Mulherin	14,825	2,772	—	17,597
Donald H. Wilson (5)	8,150	—	—	8,150
Daniel Strauss (3)	6,700	—	—	6,700
Chris Hurst (4)	9,100	—	—	9,100
Philip Timyan (6)	9,100	—	—	9,100

(1)	The amount in this column represents the aggregate increase in the present value of each director's accumulated benefit under the Director's Retirement Plan. Also, included in this column are the earnings and fees deferred by the Director under the Company's voluntary deferred compensation plan.
(2)	Mr. Fischer retired from the board of directors effective January 8, 2013 and received no fees in 2013. Messrs. Behrmann, Clayton, Haeger and Morrissey retired from the board of directors effective February 21, 2013.
(3)	Mr. Strauss was appointed to the board of directors effective March 25, 2013.
(4)	Mr. Hurst was appointed to the board of directors effective April 8, 2013.
(5)	Mr. Wilson was appointed to the board of directors effective April 15, 2013.
(6)	Mr. Timyan was appointed to the board of directors effective September 19, 2013.

Board Fees. Directors of the Company were paid an annual retainer of $1,800 for 2013 and a fee of $800 for each Board meeting attended in 2013. For 2014, directors of the Company will be paid an annual retainer of $2,000 and a fee of $1,100 for each Board meeting attended in 2014.

Directors Retirement Plan. The directors of the Bank also participate in the Directors Retirement Plan. Under the plan, during the term of a director’s service, the Bank accrues an amount equal to the director’s annual retainer fee. If a director retires prior to age 75, accrued benefits are prorated based on years of service. If a director retires after age 75 (or after 13 years of service) 100% of the accrued benefits are paid out in 120 equal monthly installments, or, at the retired director’s election, in a lump sum discounted at 6%. In the event of a director’s death, the Bank shall pay the benefit to the beneficiary in the form elected by the Participant. In the event of a director’s disability that prevents further service, the accrued benefits are paid out in 120 equal monthly installments. On November 21, 2013, the Board of Directors of the Bank approved the discontinuance of the Bank’s future sponsorship of the Directors Retirement Plan with respect to all plan participants effective as of November 21, 2013. As a result, the Bank no longer credits further accruals of benefits under the plan effective as of November 30, 2013, although vesting of previously-credited amounts will continue.

Deferred Compensation Plan. The Bank maintains a voluntary deferred compensation plan in which directors may defer receipt of any part or all of their respective directors fees, including retainer and committee fees. The deferred fees are credited to an account for the director, which is also credited with an amount determined by multiplying the balance of the account by a rate of interest adjusted annually. The interest amount is credited on December 31st of each year. The directors had the option of receiving their benefits in 1) 120 equal monthly installment payments, 2) 60 equal monthly installment payments, or 3) a lump sum following the end of the director’s term due to resignation, removal, or failure to be re-elected.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table indicates, as of March 28, 2014, the number of shares of voting securities beneficially owned by each greater than five percent holder of the Company’s outstanding voting securities.

Each share of Series C Preferred Stock is convertible immediately, at the sole discretion of the holder, initially into 100 shares of Company common stock, provided, however, that a holder may not convert shares of the Series C Preferred Stock to the extent that such conversion would result in the holder or its affiliates beneficially owning more than 9.9% or 4.9%, as applicable, of the Company’s outstanding common stock. If, pursuant to the Securities Purchase Agreement, the holder acquired either (i) solely shares of Series C Preferred Stock, or a combination of Series C Preferred Stock and common stock, in each case, that, together with Company voting securities acquired by its affiliates, constituted more than 4.9% of the Company’s voting securities, or (ii) shares of both Series C Preferred Stock and Series D Preferred Stock, then the 9.9% conversion blocker will be applicable to such investor and its transferees. If, pursuant to the Securities Purchase Agreement, the holder acquired either (i) solely Series C Preferred Stock, or a combination of Series C Preferred Stock and common stock, in each case, that, together with Company voting securities acquired by its affiliates, constituted 4.9% or less of the Company’s voting securities, or (ii) both Series C Preferred Stock and Series E Preferred Stock, then the 4.9% conversion blocker will be applicable to such investor and its transferees. Accordingly, the number of shares of common stock and percentage common stock reflected in the following table includes those shares of common stock issuable upon the conversion of shares of Series C Preferred Stock. Shares of Series D Preferred Stock and Series E Preferred Stock are convertible into shares of Series C Preferred Stock on a one-for-one basis, provided, however, that no such conversion results in any person, together with its affiliates, holding more than a 9.9% or 4.9% voting ownership interest, respectively, in the Company.

For more information on the conversion rights of the Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, see the footnotes applicable to each beneficial owner.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned Giving Effect to Preferred Stock Conversion Blockers		Percent of Common Stock Beneficially Owned Giving Effect to Preferred Stock Conversion Blockers (1)	Additional Shares of Common Stock Excluded from Beneficial Ownership Due to Preferred Stock Conversion Blockers	Total Shares of Common Stock Owned Absent Preferred Stock Conversion Blockers
SBAV LP SBAV GP LLC Clinton Magnolia Master Fund, Ltd. George Hall Clinton Group, Inc. 601 Lexington Avenue, 51st Floor New York, New York 10022	1,150,035	(2)	9.9%	6,296,665	7,446,700

Wellington Management Company, LLP Wellington Hedge Management, LLC 280 Congress Street Boston, Massachusetts 02210	1,150,035 (3)		9.9%	1,810,765	2,960,800

Fullerton Capital Partners LP 100 Drakes Landing Road, Suite 300 Greenbrae, California 94904	1,184,702 (4)		9.9%	1,314,598	2,499,300

Philip J. Timyan 4324 Central Avenue Western Springs, Illinois 60558	1,184,702 (5)		9.9%	315,298	1,500,000

Otter Creek Partners I Otter Creek International Ltd Otter Creek Management, Inc. 222 Lakeview Avenue West Palm Beach, Florida 33401	920,000 (6)		8.53%	—	920,000

Beth and Ken Karmin Family Trust 1555 Capri Drive Pacific Palisades, California 90272	558,708 (7)		5.18%	—	558,708

___________________________________

(1)	Based on 10,781,988 shares of common stock outstanding as of March 28, 2014, plus all shares of common stock issuable to the shareholder upon the conversion of shares of Series C Preferred Stock currently held by the shareholder, to the extent that such conversion is not prohibited by the blocker provisions applicable to the Series C Preferred Stock. For purposes of this calculation, it is assumed that no other shareholders have converted any shares of Series C Preferred Stock.
(2)	Includes 315,500 shares of common stock and 834,535 shares of common stock issuable upon the conversion of shares of Series C Preferred Stock. Excludes (i) 1,096,365 shares of common stock issuable upon the conversion of shares of Series C Preferred Stock held by SBAV LP, a Delaware limited partnership (“SBAV”) and Clinton Magnolia Master Fund, Ltd., a Cayman Islands exempted company (“Magnolia”), and (ii) 5,200,300 shares of common stock issuable upon the conversion of shares of Series D Preferred Stock held by SBAV because of the Series C Preferred Stock and Series D Preferred Stock conversion blockers. Without the Series C Preferred Stock and Series D Preferred Stock conversion blockers, the shareholders would be deemed to beneficially own 7,446,700 shares of common stock. SBAV GP LLC, a Delaware limited liability company (“SBAV GP”), as the general partner of SBAV and Clinton Group, Inc., a Delaware corporation (“CGI”), by virtue of being the investment manager of SBAV and Magnolia, have the power to vote or direct the voting and to dispose or direct the disposition of, all of the Shares beneficially owned by SBAV and Magnolia. George Hall, as the sole managing member of SBAV GP and President of CGI, is deemed to have shared voting power and shared dispositive power with respect to all Shares as to which SBAV, SBAV GP and CGI have voting power or dispositive power. Accordingly, SBAV, SBAV GP, Magnolia, CGI and Mr. Hall are deemed to have shared voting and shared dispositive power with respect to all of the Company’s securities beneficially owned by SBAV. SBAV GP, Magnolia, CGI and Mr. Hall disclaim beneficial ownership of any and all such securities in excess of their actual pecuniary interest therein.
(3)	Includes 315,500 shares of common stock and 834,535 shares of common stock issuable upon the conversion of shares of Series C Preferred Stock. Excludes (i) 1,096,365 shares of common stock issuable upon the conversion of shares of Series C Preferred Stock and (ii) 714,400 shares of common stock issuable upon the conversion of shares of Series D Preferred Stock because of the Series C Preferred Stock and Series D Preferred Stock conversion blockers. Without the Series C Preferred Stock and Series D Preferred Stock conversion blockers, the shareholders would be deemed to beneficially own 2,960,800 shares of common stock.
(4)	Includes 1,184,702 shares of common stock issuable upon the conversion of shares of Series C Preferred Stock. Excludes (i) 686,598 shares of common stock issuable upon the conversion of shares of Series C Preferred Stock and (ii) 628,000 shares of common stock issuable upon the conversion of shares of Series D Preferred Stock because of the Series C Preferred Stock and Series D Preferred Stock conversion blockers. Without the Series C Preferred Stock and Series D Preferred Stock conversion blockers, the shareholder would be deemed to beneficially own 2,499,300 shares of common stock.
(5)	Includes 1,184,702 shares of common stock issuable upon the conversion of shares of Series C Preferred Stock. Excludes 315,298 shares of common stock issuable upon the conversion of shares of Series C Preferred Stock because of the Series C Preferred Stock conversion blocker. Without the Series C Preferred Stock conversion blocker, the shareholder would be deemed to beneficially own 1,500,000 shares of common stock.
(6)	Based on a Schedule 13G filed with the SEC on February 28, 2013. Includes 920,000 shares of common stock.
(7)	Includes 558,708 shares of common stock.

Security Ownership of Management

The following table indicates, as of March 28 2014, the number of shares of common stock beneficially owned by each director of the Company, the named executive officers of the Company, and all directors and executive officers of the Company as a group.

Name of Beneficial Owner	Number of Shares (1)		Percent of Common Stock Outstanding (2)
Penny A. Belke, DDS	166,299		1.54%
Raymond A. Dieter, Jr., MD	102,312	(3)	0.95
Douglas D. Howe	200,000		1.85
Christopher M. Hurst	20,000		0.18
Mary Beth Moran	61,202		0.57
John M. Mulherin	20,496	(4)	0.19
Daniel Strauss	—		—
Donald H. Wilson	500,000	(5)	4.47
Philip J. Timyan	1,184,702	(6)	9.90
Christopher P. Barton	169,242		1.57
Jeffrey A. Vock	50,600	(7)	0.47
Eric J. Wedeen	252,200	(8)	2.29
All Directors and Executive Officers as a Group (12 Persons)	2,727,053		21.52%

_______________________________________

(1)	Includes shares issuable pursuant to stock options currently exercisable within 60 days of March 25, 2014, as follows: Mr. Vock - 600 shares and Mr. Wedeen - 2,200 shares.
(2)	Based on 10,781,988 shares of common stock outstanding as of March 28, 2014 for all directors and executive officers except for Messrs. Wilson, Timyan, Vock, Wedeen. For each of Messrs. Wilson, Timyan, Vock and Wedeen, based on 10,781,988 shares of common stock outstanding as of March 28, 2014, plus all shares of common stock issuable to the individual upon the conversion of shares of Series C Preferred Stock currently held by the individual, to the extent that such conversion is not prohibited by the blocker provisions applicable to the Series C Preferred Stock. For purposes of this calculation, it is assumed that no other shareholders have converted any shares of Series C Preferred Stock.
(3)	Includes 2,776 shares held in a trust of which Dr. Dieter is trustee.
(4)	Includes 4,112 shares held in joint tenancy of which Mr. Mulherin has shared investment and voting power and 1,208 shares held by Mr. Mulherin’s spouse in an IRA.
(5)	Includes 100,000 shares of common stock and 400,000 shares of common stock issuable upon conversion of shares of Series C Preferred Stock.
(6)	Includes 1,184,702 shares of common stock issuable upon the conversion of shares of Series C Preferred Stock. Excludes 428,055 shares of common stock issuable upon the conversion of shares of Series C Preferred Stock because of the Series C Preferred Stock conversion blocker. Without the Series C Preferred Stock conversion blocker, the shareholder would be deemed to beneficially own 1,500,000 shares of common stock.
(7)	Includes 50,000 shares of common stock issuable upon the conversion of shares of Series C Preferred Stock.
(8)	Includes 250,000 shares of common stock issuable upon the conversion of shares of Series C Preferred Stock.

Changes In Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Equity Compensation Plan Information as of December 31, 2013

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans*
	A	B	C
Equity compensation plans approved by security holders	23,580	$18.95	2,993,295
Equity compensation plans not approved by security holders	-	N/A
Total	23,580		2,993,295
*Excluding securities reflected in column A.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Loans and Extensions of Credit. The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by the Bank to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured financial institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. The Bank is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public. Notwithstanding this rule, federal regulations permit the Bank to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee, although the Bank does not currently have such a program in place. Aside from lending relationships, the Company and the Bank, in the ordinary course of business, also periodically transact business with entities in which the Company’s directors have a material interest.

The Board of Directors periodically reviews, no less frequently than quarterly, a summary of the Company’s transactions with directors and executive officers of the Company and with firms that employ directors, as well as any other related person transactions, for the purpose of determining whether the transactions are fair, reasonable and within Company policy and should be ratified and approved. Also, in accordance with banking regulations and its policy, the Board of Directors reviews all loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his or her related interests, exceed the greater of $25,000 or 5% of the Company’s capital and surplus (up to a maximum of $500,000) and such loan must be approved in advance by a majority of the disinterested members of the Board of Directors. Additionally, pursuant to the Company’s Code of Business Conduct and Ethics, all executive officers and directors of the Company must disclose any existing or potential conflicts of interest to the President and Chief Executive Officer of the Company. Such potential conflicts of interest include, but are not limited to, the following: (1) owning a material financial interest in a competitor of the Company or an entity that does business or seeks to do business with the Company; (2) being employed by, performing services for, serving as an officer of, or serving on the Board of Directors of any such entity; (3) making an investment that could compromise an individual’s ability to perform his or her duties to the Company; and (4) having an immediate family member who engages in any of the activities identified above.

The aggregate outstanding balance of loans by the Bank to directors, executive officers and their related parties was $1.0 million at December 31, 2013. All loans made by the Bank to related persons have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Bank.

Other Transactions. Since January 1, 2011, there have been no transactions and there are no currently proposed transactions in which we were or are to be a participant and the amount involved exceeds $120,000, and in which any of our executive officers or directors had or will have a direct or indirect material interest.

Director Independence

The Board of Directors has determined that all directors are independent under the listing requirements of the Nasdaq Stock Market and applicable federal law, except for Donald H. Wilson, whom we have employed as President and Chief Executive Officer since August 15, 2013.

Although our common stock is quoted on the OTCQB and is not presently listed on the Nasdaq Stock Market or listed on a national securities exchange, and as such is not subject to the corporate governance requirements of Nasdaq, the New York Stock Exchange or otherwise, we firmly believe that sound corporate governance is in our best interest and that of our stockholders. To that end, the Board of Directors has adopted the definition of director independence that is set forth in Nasdaq’s listing standards. In determining the independence of its directors, the Board of Directors considered loans that the Bank directly or indirectly made to Directors [Belke, Moran and Mulherin]. All loans made by the Bank to related persons have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Bank.

John M. Mulherin is of-counsel with Mulherin, Rehfeldt & Varchetto, a professional corporation engaged in the practice of law, and has provided regular legal counsel to the Company and the Bank in the ordinary course of business. Fees paid to Mulherin, Rehfeldt & Varchetto in 2013 totaled $19,600. We believe that the fees paid to Mulherin, Rehfeldt & Varchetto were based on normal terms and conditions as would apply to unaffiliated clients of those firms.

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2013 and December 31, 2012 by BKD LLP:

	2013	2012

Audit Fees(1)	$121,500	$87,000
Tax Fees(2)	8,700	8,280
All Other Fees	8,500	19,425
Total Fees	$138,700	$114,705

_________________________________________________

(1)	Includes fees for professional services rendered for audits of the Company’s consolidated financial statements and internal control over financial reporting, reviews of condensed consolidated financial statements included in the Company’s Forms 10-Q, and assistance with regulatory filings. All of the fees were pre-approved by the Audit Committee in accordance with the Committee’s pre-approval policy.
(2)	Includes fees primarily related to tax return preparation and review and tax planning and advice.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012.

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2013 and 2012.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013 and 2012.

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012.

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

COMMUNITY FINANCIAL SHARES, INC.
Registrant
By	/s/ Donald H. Wilson
President and Chief Executive
Officer
Date	March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2014 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Donald H. Wilson	Director, President and Chief Executive Officer
Donald H. Wilson	(Principal Executive Officer)

/s/ Eric J. Wedeen	Vice President and Chief Financial Officer
Eric J. Wedeen	(Principal Accounting and Financial Officer)

/s/ Penny A. Belke	Director
Penny A. Belke

/s/ Raymond A. Dieter, Jr.	Director
Raymond A. Dieter, Jr.

/s/ Mary Beth Moran	Director
Mary Beth Moran

/s/ John M. Mulherin	Director
John M. Mulherin

/s/ Daniel Strauss	Director
Daniel Strauss

/s/ Philip Timyan	Director
Philip Timyan

/s/ Christopher M. Hurst	Director
Christopher M. Hurst

EXHIBIT INDEX

3.1	Articles of Incorporation of Community Financial Shares, Inc. (Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2013)
3.2	Bylaws of Community Financial Shares, Inc. (Incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2013)
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report for the Quarter Ended June 30, 2013)
4.2	Community Bank–Wheaton/Glen Ellyn Non-Qualified Stock Option Plan, as amended effective November 29, 2006 (Incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K for the year ended December 31, 2006)
4.3	Certificate of Designations establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Community Financial Shares, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 20, 2009)
4.4	Form of Stock Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Community Financial Shares, Inc. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 20, 2009)
4.5	Certificate of Designations establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series B, of Community Financial Shares, Inc. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 20, 2009)
4.6	Form of Stock Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B, of Community Financial Shares, Inc. (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 20, 2009)
4.7	Articles Supplementary establishing Series C Convertible Noncumulative Perpetual Preferred Stock of Community Financial Shares, Inc. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2013)
4.8	Form of Stock Certificate for Series C Convertible Noncumulative Perpetual Preferred Stock of Community Financial Shares, Inc. (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report for the Quarter Ended June 30, 2013)
4.9	Articles Supplementary establishing Series D Convertible Noncumulative Perpetual Preferred Stock of Community Financial Shares, Inc. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2013)
4.10	Form of Stock Certificate for Series D Convertible Noncumulative Perpetual Preferred Stock of Community Financial Shares, Inc. (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report for the Quarter Ended June 30, 2013)
4.11	Articles Supplementary establishing Series E Convertible Noncumulative Perpetual Preferred Stock of Community Financial Shares, Inc. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2013)

4.12	Form of Stock Certificate for Series E Convertible Noncumulative Perpetual Preferred Stock of Community Financial Shares, Inc. (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report for the Quarter Ended June 30, 2013)
4.13	Guarantee Agreement for Community Financial Shares, Inc. dated as of June 21, 2007. (Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on June 21, 2007)
4.14	Indenture dated as of June 21, 2007 between Community Financial Shares, Inc. as Issuer and Wilmington Trust Company as Trustee for Floating Rate Junior Subordinated Deferrable Interest Debentures due June 21, 2037. (Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on June 21, 2007)
4.15	Amended and Restated Declaration of Trust for Community Financial Shares Statutory Trust II dated as of June 21, 2007. (Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on June 21, 2007)
10.1	Securities Purchase Agreement, dated as of November 13, 2012, between Community Financial Shares, Inc. and the purchasers identified therein (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 14, 2012)
10.2	Registration Rights Agreement, dated as of November 13, 2012, between Community Financial Shares, Inc. and the purchasers identified therein (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 14, 2012)
10.3	Form of Amended Community Bank Directors Retirement Plan Agreement*
10.4	Form of Amended Community Bank Directors Deferred Compensation Agreement*
10.5	Change in Control Agreement between Community Bank – Wheaton/Glen Ellyn and Eric J. Wedeen (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2008)*
10.6	Change in Control Agreement between Community Bank – Wheaton/Glen Ellyn and Christopher P. Barton (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 2011)*
10.7	Change in Control Agreement between Community Bank – Wheaton/Glen Ellyn and Jeffrey A. Vock (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2011)*
10.8	Community Financial Shares, Inc. 2013 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Consent Solicitation Materials on Schedule 14A filed on December 9, 2013)*
10.9	Form of Subscription Agreement between Community Financial Shares, Inc. and Certain Accredited Investors (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2013)
10.10	Separation Agreement and General Release of All Claims, dated as of December 4, 2013, by and between Community Bank – Wheaton/Glen Ellyn (Filed herewith)
21.0	Subsidiaries of Registrant

23.0	Consent of BKD LLP (Filed herewith)
31.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
101.1	The following materials for year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

