Form 10-Q
period 2014-03-31
COMMUNITY FINANCIAL SHARES INC
filed 2014-05-14
CIK 1123735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2014
Common Stock, $0.01 par value per share	10,781,988 shares

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Cash and due from banks	$4,604	$4,485
Interest-bearing deposits	26,867	25,068
Cash and cash equivalents	31,471	29,553

Interest-bearing time deposits	447	945
Securities available for sale	93,347	95,829
Loans held for sale	924	804
Loans, less allowance for loan losses of $2,707 and $2,500 at March 31, 2014 and December 31, 2013, respectively	195,740	193,451
Foreclosed assets, net	2,094	2,269
Federal Home Loan Bank stock	926	926
Premises and equipment, net	14,803	14,862
Cash value of life insurance	6,698	6,644
Interest receivable and other assets	3,341	3,688

Total assets	$349,791	$348,971

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$315,783	$315,709
Federal Home Loan Bank advances	4,500	4,500
Subordinated debentures	3,609	3,609
Interest payable and other liabilities	3,560	3,526
Total liabilities	327,452	327,344

Commitments and contingent liabilities

Shareholders' equity
Common stock - $0.01 par value, 75,000,000 shares authorized; 10,781,988 shares issued and outstanding	-	-
Preferred stock - $1.00 par value, $100 liquidation preference 1,000,000 shares authorized; 191,246 shares issued and outstanding	191	191
Paid-in capital	30,389	30,386
Accumulated deficit	(6,898)	(7,133)
Accumulated other comprehensive loss	(1,343)	(1,817)
Total shareholders' equity	22,339	21,627

Total liabilities and shareholders' equity	$349,791	$348,971

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2014 and 2013

(In thousands, except share and per share data)

(Unaudited)

	Three Months
	Ended March 31,
	2014	2013
Interest and dividend income
Interest and fees on loans	$2,548	$2,604
Securities:
Taxable	332	236
Exempt from federal income tax	90	41
Other interest income	16	42
Total interest and dividend income	2,986	2,923
Interest expense
Deposits	311	401
Federal Home Loan Bank advances and other borrowed funds	27	39
Subordinated debentures	17	17
Total interest expense	355	457
Net interest income	2,631	2,466
Provision for loan losses	136	1,030
Net interest income after provision for loan losses	2,495	1,436
Non-interest income
Service charges on deposit accounts	83	86
Gain on sale of loans	112	483
Gain on sale of securities	-	7
Loss on sale of foreclosed assets	(21)	(320)
Other non-interest income	230	229
Total non-interest income	404	485
Non-interest expense
Salaries and employee benefits	1,450	1,596
Net occupancy and equipment expense	356	327
Data processing expense	245	330
Advertising and promotions	38	54
Professional fees	198	318
FDIC insurance premiums	135	206
Write-down on other real estate owned	-	842
Other real estate owned expenses	48	163
Other operating expenses	194	349
Total non-interest expense	2,664	4,185
Income (Loss) before income taxes	235	(2,264)
Income taxes	-	45
Net income (loss)	$235	$(2,309)
Earnings (loss) per share
Basic	$0.01	$(0.41)
Diluted	$0.01	$(0.41)
Average shares outstanding basic	10,781,988	5,576,671
Average shares outstanding diluted	10,782,043	5,576,671
Dividends per share	$0.00	$0.00

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three Months Ended March 31, 2014 and 2013

(In thousands, except share and per share data)

(Unaudited)

	Three Months
	Ended March 31,
	2014	2013

Net income (loss)	$235	$(2,309)
Other comprehensive income/(loss):
Unrealized holding gains/(losses) arising during the period:
Unrealized net gains/(losses)	774	(109)
Related income tax benefit/(expense)	(300)	42
Net unrealized gains/(losses)	474	(67)
Less: reclassification adjustment for net gains realized during the period
Realized net gains	-	7
Related income tax expense	-	(3)
Net realized gains	-	4
Other comprehensive income/(loss)	474	(71)
Comprehensive income/(loss)	$709	$(2,380)

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Three Months Ended March 31, 2014 and 2013

(In thousands, except share and per share data)

(Unaudited)

	Number				Accumulated
	of				Other	Total
	Common	Preferred	Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Stock	Capital	Deficit	Income (loss)	Equity

Balance at January 1, 2014	10,781,988	$191	$30,386	$(7,133)	$(1,817)	$21,627
Net income	-	-	-	235	-	235
Other comprehensive income	-	-	-	-	474	474
Amortization of stock option expense	-	-	3	-	-	3
Balance at March 31, 2014	10,781,988	$191	$30,389	$(6,898)	$(1,343)	$22,339

Balance at January 1, 2013	5,560,567	$197	$26,270	$(4,346)	$231	$22,352
Net loss	-	-	-	(2,309)	-	(2,309)
Other comprehensive loss	-	-	-	-	(71)	(71)
Net proceeds of rights offering	483,121	-	483	-	-	483
Amortization of stock option expense	-	-	3	-	-	3
Balance at March 31, 2013	6,043,688	$197	$26,756	$(6,655)	$160	$20,458

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2014 and 2013

(In thousands)

(Unaudited)

	Three Months
	Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$235	$(2,309)
Adjustments to reconcile net loss to net cash from (used in) operating activities
Amortization on securities, net	235	102
Depreciation	150	155
Provision for loan losses	136	1,030
Gain on sale of securities	-	(7)
Write-down on other real estate owned	-	842
Loss on sale of foreclosed assets	21	320
Gain on sale of loans	(112)	(483)
Originations of loans for sale	(4,113)	(15,548)
Proceeds from sales of loans	4,105	21,245
Compensation cost of stock options	3	3
Change in cash value of life insurance	(54)	(57)
Change in interest receivable and other assets	34	(927)
Change in interest payable and other liabilities	34	188
Net cash from operating activities	674	4,554
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing time deposits	498	(249)
Purchases of securities available for sale	(451)	(36,762)
Proceeds from maturities and calls of securities available for sale	3,472	3,391
Proceeds from sales of securities available for sale	-	8,003
Proceeds from sale of other real estate owned	167	1,620
Net change in loans	(2,425)	(3,634)
Property and equipment expenditures, net	(91)	(11)
Net cash used in (provided by) investing activities	1,170	(27,642)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in:
Non-interest bearing and interest-bearing demand deposits and savings	3,023	4,964
Certificates and other time deposits	(2,948)	536
Proceeds of capital raises	-	483
Repayments of borrowings	-	(4,500)
Net cash from financing activities	75	1,483

Change in cash and cash equivalents	1,919	(21,605)
Cash and cash equivalents at beginning of period	29,552	71,021
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,471	$49,416

Supplemental disclosures
Interest paid	$343	$641
Income taxes paid	-	-
Transfers from loans to foreclosed assets	-	916

See Notes to Condensed Consolidated Financial Statements

 COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

March 31, 2014 and 2013

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are consistent with those used in the preparation of annual consolidated financial statements. The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management of Community Financial Shares, Inc. (the “Company”), for a fair statement of results for the interim periods presented. Results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial period and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the U.S. Securities and Exchange Commission on March 28, 2014. The condensed consolidated balance sheet of the Company as of December 31, 2013 has been derived from the audited consolidated balance sheet as of that date.

NOTE 2 – EARNINGS (LOSS) PER SHARE

The following is an analysis of the Company’s basic and diluted earnings (loss) per common share, reflecting the application of the two-class method as of March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Net income (loss) available for distribution	$235	$(2,309)
Dividends and undistributed loss allocated to participating securities	(150)	-
Income (loss) attributable to common shareholders	$85	$(2,309)

Average common shares outstanding for basic earnings per share	10,781,988	5,576,671
Effect of dilutive convertible preferred stock	-	-
Effect of dilutive stock options	55	-
Average common and common-equivalent shares for dilutive earnings per share	10,782,043	5,576,671

Basic	$0.01	$(0.41)
Diluted	$0.01	$(0.41)

The Company’s preferred stockholders are entitled to participate in all common stock dividends on an as-converted basis, and no dividends may be paid on shares of the Company’s common stock unless an identical dividend is payable to preferred stockholders on an as-converted basis.

There were 23,580 and 30,180 anti-dilutive shares at March 31, 2014 and 2013, respectively.

NOTE 3 – CAPITAL ADEQUACY AND REGULATORY AND SUPERVISORY MATTERS

At the dates indicated, the capital ratios of Community Bank-Wheaton/Glen Ellyn (the “Bank”), the wholly owned subsidiary of the Company, were as follows:

	March 31, 2014		December 31, 2013
	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$26,497	12.0%	$25,990	11.9%
Tier I capital (to risk-weighted assets)	23,790	10.8%	23,490	10.8%
Tier I capital (to average assets)	23,790	7.0%	23,490	6.8%

At March 31, 2014, regulatory approval is required for all dividend declarations by both the Bank and the Company.

On January 10, 2014, the Bank received notification from the Federal Deposit Insurance Corporation (the “FDIC”) and the Division of Banking of the Illinois Department of Financial and Professional Regulation (the “IDFPR”) that the Consent Order (the “Order”) issued to the Bank by the FDIC and IDFPR on January 21, 2011 was terminated effective January 10, 2014. The material terms and conditions of the Order were previously disclosed in the Company’s Current Report on Form 8-K filed on January 26, 2011. In connection with the termination of the Order, the Bank agreed to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets. At March 31, 2014, these capital ratios were 7.0% and 12.0%, respectively.

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

NOTE 4 - SECURITIES AVAILABLE FOR SALE

The fair value of securities available for sale at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. government agency debt securities	$11,278	$-	$(1,195)
State and political subdivisions	16,279	123	(253)
U.S. government agency mortgage-backed securities	58,017	176	(991)
Preferred stock	45	41	-
SBA securities	7,728	1	(94)
	$93,347	$341	$(2,533)

	December 31, 2013
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. government agency debt securities	$11,059	$-	$(1,414)
State and political subdivisions	16,367	50	(419)
U.S. government agency mortgage-backed securities	60,065	124	(1,235)
Preferred stock	35	31	-
SBA securities	8,303	1	(104)
	$95,829	$206	$(3,172)

Securities classified as U. S. government agency debt securities include notes issued by government-sponsored enterprises such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank. The SBA securities are pools of loans guaranteed by the Small Business Administration.

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agency debt securities	$6,849	$(642)	$4,429	$(553)	$11,278	$(1,195)
State and political subdivisions	7,915	(241)	284	(12)	8,199	(253)
U.S. government agency mortgage-backed securities	38,203	(900)	3,996	(91)	42,199	(991)
SBA securities	5,501	(62)	1,752	(32)	7,253	(94)

Total temporarily impaired securities	$58,468	$(1,845)	$10,461	$(688)	$68,929	$(2,533)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency debt securities	$6,694	$(797)	$4,365	$(617)	$11,059	$(1,414)
State and political subdivisions	10,027	(419)	-	-	10,027	(419)
U.S. government agency mortgage-backed securities	48,023	(1,234)	16	(1)	48,039	(1,235)
SBA securities	7,987	(104)	-	-	7,987	(104)

Total temporarily impaired securities	$72,731	$(2,554)	$4,381	$(618)	$77,112	$(3,172)

Unrealized gains and losses within the investment portfolio are determined to be temporary. The Company performed an evaluation of its investments for other than temporary impairment and there was no impairment identified during the three months ended March 31, 2014. The entire portfolio is classified as available for sale, however, management has no specific intent to sell any securities, and it is more likely than not that the Company will not have to sell any security before recovery of its amortized cost basis.

The fair values of securities available for sale at March 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$1,504	$1,505
Due after one year through five years	2,216	2,186
Due after five years through ten years	8,983	8,817
Due after ten years	16,180	15,049

U.S. government agency mortgage-backed securities	58,832	58,017
SBA securities	7,820	7,728
Preferred stock	4	45
	$95,539	$93,347

Securities with a carrying value of approximately $12.7 million at March 31, 2014 were pledged to secure public deposits and Federal Home Loan Bank advances as well as for other purposes as required or permitted by law.

Sales activities for securities for the three months ended March 31, 2014 are shown in the following table:

	Three Months Ended
	March 31,
	2014	2013
Sales proceeds	$-	$8,003
Gross gains on sales	-	7

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

The Company has a geographic concentration of loan and deposit customers within the Chicago metropolitan area. Most of the Company’s loans are secured by specific items of collateral including commercial and residential real estate and other business and consumer assets. Commercial loans are expected to be repaid from cash flow from operations of businesses.

Loans consisted of the following at March 31, 2014 and December 31, 2013, respectively:

	March 31,	December 31,
	2014	2013
Real estate
Commercial	$101,485	$97,813
Construction	999	1,856
Residential	24,463	26,240
Home equity	48,399	47,050
Total real estate loans	175,346	172,959
Commercial	21,650	21,379
Consumer	1,208	1,384
Total loans	198,204	195,722
Deferred loan costs, net	243	229
Allowance for loan losses	(2,707)	(2,500)
Loans, net	$195,740	$193,451

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

The Bank has entered into transactions, including the making of direct and indirect loans, with certain directors and their affiliates (related parties). Such transactions were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons not related to the Company or the Bank. Further, in management’s opinion, these loans did not involve more than normal risk of collectibility or present other unfavorable features.

The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2014	$1,006
New loans including renewals	-
Payments including renewals	(91)
Balances, March 31, 2014	$915

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Total

Balance at beginning of period	$483	$1,336	$44	$41	$266	$330	$2,500
Provision for loan losses	(16)	90	(31)	(23)	(13)	129	136
Charge-offs	-	-	-	(2)	-	-	(2)
Recoveries	66	6	-	-	1	-	73
Balance at end of period	$533	$1,432	$13	$16	$254	$459	$2,707

Ending balance: individually evaluated for impairment	$-	$28	$-	$-	$-	$110	$138
Ending balance: collectively evaluated for impairment	$533	$1,404	$13	$16	$255	$348	$2,569

Total Loans:
Ending balance	$21,650	$101,485	$999	$1,208	$24,463	$48,399	$198,204
Ending balance: individually evaluated for impairment	$-	$437	$-	$-	$-	$655	$1,092
Ending balance: collectively evaluated for impairment	$21,650	$101,048	$999	$1,208	$24,463	$47,744	$197,112

	Three Months Ended March 31, 2013
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Total

Balance at beginning of period	$621	$1,386	$53	$21	$305	$646	$3,032
Provision for loan losses	(44)	288	(5)	2	501	288	1,030
Charge-offs	-	(122)	-	(2)	-	(242)	(366)
Recoveries	-	8	-	2	2	-	12
Balance at end of period	$577	$1,560	$48	$23	$808	$692	$3,708

Ending balance: individually evaluated for impairment	$-	$399	$-	$-	$611	$414	$1,424
Ending balance: collectively evaluated for impairment	$577	$1,161	$48	$23	$197	$278	$2,284

Total Loans:
Ending balance	$24,890	$97,014	$3,233	$1,299	$24,022	$49,140	$199,598
Ending balance: individually evaluated for impairment	$1,788	$3,586	$-	$-	$3,013	$1,389	$9,776
Ending balance: collectively evaluated for impairment	$23,102	$93,428	$3,233	$1,299	$21,009	$47,751	$189,822

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2013:

	December 31, 2013
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Total

Balance at beginning of period	$621	$1,386	$53	$21	$305	$646	$3,032
Provision for loan losses	129	221	(9)	34	773	279	1,427
Charge-offs	(267)	(357)	-	(15)	(835)	(600)	(2,074)
Recoveries	-	86	-	1	23	5	115
Balance at end of period	$483	$1,336	$44	$41	$266	$330	$2,500

Ending balance: individually evaluated for impairment	$-	$126	$-	$-	$-	$46	$72
Ending balance: collectively evaluated for impairment	$483	$1,310	$44	$41	$266	$284	$2,428
Total Loans:
Ending balance	$21,379	$97,813	$1,856	$1,384	$26,240	$47,050	$195,722
Ending balance: individually evaluated for impairment	$1,566	$437	$-	$-	$398	$505	$2,906
Ending balance: collectively evaluated for impairment	$19,813	$97,376	$1,856	$1,384	$25,842	$46,545	$192,816

The following table summarizes the Company’s nonaccrual loans by class at March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
Real estate loans:
Commercial	$437	$437
Home equity	655	505
Total	$1,092	$942

The following tables present information regarding impaired loans as of March 31, 2014:

				Three Months Ended March 31,
				2014		2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-	$1,823	$19
Commercial real estate	-	-	-	-	-	1,898	9
Residential	-	-		-	-	1,065	5
HELOC	100	100	-	100	-	166	-
Subtotal	100	100	-	100	-	4,952	33
With an allowance recorded:
Commercial real estate	437	812	28	812	-	1,848	-
Residential	-	-	-	-	-	2,009	-
HELOC	555	555	110	555	-	1,226	-
Subtotal	992	1,367	138	1,367	-	5,083	-
Total Impaired Loans	$1,092	$1,467	$138	$1,467	$-	$10,035	$33

The following table presents information regarding impaired loans as of December 31, 2013:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$1,566	$1,566	$-	$1,549	$62
Residential	398	398	-	402	21
HELOC	166	166	-	165	-
Subtotal	2,130	2,130	-	2,116	83
With an allowance recorded:
Commercial real estate	437	812	26	834	-
HELOC	339	396	46	396	-
Subtotal	776	1,208	72	1,230	-
Total Impaired Loans	$2,906	$3,338	$72	$3,346	$83

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

The following tables summarize the credit quality of the Company at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial	$21,583	$—	$67	$—	$—	$21,650
Real estate loans:
Construction	999	—	—	—	—	999
Commercial real estate	98,344	2,243	898	—	—	101,485
Residential	24,463	—	—	—	—	24,463
Home equity	47,715	29	655	—	—	48,399
Consumer	1,208	—	—	—	—	1,208
Total	$194,312	$2,272	$1,620	$—	$—	$198,204

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial	$19,536	$209	$1,634	$—	$—	$21,379
Real estate loans:
Construction	1,856	—	—	—	—	1,856
Commercial real estate	93,679	3,235	899	—	—	97,813
Residential mortgage	24,763	1,477	—	—	—	26,240
Home equity	46,515	29	506	—	—	47,050
Consumer	1,384	—	—	—	—	1,384
Total	$187,733	$4,950	$3,039	$—	$—	$195,722

The following tables summarize past due aging of the Company’s loan portfolio at March 31, 2014 and December 31, 2013:

	March 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing

Commercial	$—	$225	$—	$225	$21,425	$21,650	$—
Real estate loans:
Construction	—	—	—	—	999	999	—
Commercial real estate	2,510	38	437	2,985	98,500	101,485	—
Residential	532	—	9	541	23,922	24,463	9
Home equity	569	200	555	1,324	47,075	48,399	—
Consumer	—	—	—	—	1,208	1,208	—
Total	$3,611	$463	$1,001	$5,075	$193,129	$198,204	$9

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing

Commercial	$100	$—	$—	$100	$21,279	$21,379	$—
Real estate loans:
Construction	—	—	—	—	1,856	1,856	—
Commercial real estate	—	569	169	737	97,076	97,813	168
Residential mortgage	687	1,342	11	2,040	24,200	26,240	11
Home equity	445	328	555	1,328	45,722	47,050	50
Consumer	—	1	1	2	1,382	1,384	1
Total	$1,232	$2,240	$735	$4,207	$191,515	$195,722	$230

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

There were no loans restructured as TDRs during the three months ended March 31, 2014 and 2013.

The following table sets forth the Company’s TDRs that had payment defaults during the three months ended March 31, 2014 and 2013. A default occurs when a TDR is 90 days or more past due, transferred to non-accrual status, or transferred to other real estate owned within twelve months of restructuring.

	Three months ended March 31, 2014		Three months ended March 31, 2013
		Default		Default
	Count	Balance	Count	Balance
Real estate loans:
Commercial	-	-	2	$2,713
Residential	-	-	3	1,936
Total	-	$-	5	$4,649

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

Available-for-sale Securities

If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 1 security includes preferred stock. Level 2 securities include certain collateralized mortgage and debt obligations, municipal securities, U.S. government agencies and SBA securities. Third party vendors compile prices from various sources and may apply techniques such as matrix pricing to determine the value of identical or similar investment securities (Level 2). Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather on the investment securities’ relationship to other benchmark quoted investment securities. The following tables are as of March 31, 2014 and December 31, 2013, respectively:

		At March 31, 2014
		Fair Value Measurements Using
	Fair
Available-for-sale securities:	Value	Level 1	Level 2	Level 3
U.S. government agency debt securities	$11,278	$-	$11,278	$-
State and political subdivisions	16,279	-	16,279	-
U.S. government agency mortgage-backed securities	58,017	-	58,017	-
Preferred stock	45	45	-	-
SBA securities	7,728	-	7,728	-
Total available-for-sale securities	$93,347	$45	$93,302	$-

		At December 31, 2013
		Fair Value Measurements Using
	Fair
Available-for-sale securities:	Value	Level 1	Level 2	Level 3
U.S. government agency debt securities	$11,059	$-	$11,059	$-
State and political subdivisions	16,367	-	16,367	-
U.S. government agency mortgage-backed securities	60,065	-	60,065	-
Preferred stock	35	35	-	-
SBA securities	8,303	-	8,303	-
Total available-for-sale securities	$95,829	$35	$95,794	$-

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying March 31, 2014 and December 31, 2013 balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

		At March 31, 2014
		Fair Value Measurements Using
	Fair
	Value	Level 1	Level 2	Level 3

Impaired loans (collateral dependent)	$1,091	-	-	$1,091
Other real estate owned	2,094	-	-	2,094

		At December 31, 2013
		Fair Value Measurements Using
	Fair
	Value	Level 1	Level 2	Level 3

Impaired loans (collateral dependent)	$2,906	-	-	$2,906
Other real estate owned	2,269	-	-	2,269

The following table presents quantitative information about unobservable inputs in recurring and nonrecurring Level 3 fair value measurements:

	As of March 31, 2014
	Fair	Valuation	Unobservable
	Value	Technique	Inputs	Range
Impaired loans (collateral dependent)	$1,091	Market comparable properties	Marketability discount	5% - 30%

Other real estate owned	$2,094	Fair value appraisals

	As of December 31, 2013
	Fair	Valuation	Unobservable
	Value	Technique	Inputs	Range
Impaired loans (collateral dependent)	$2,906	Market comparable properties	Marketability discount	5% - 30.7%

Other real estate owned	$2,269	Fair value appraisals

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2014:

		At March 31, 2014
		Fair Value Measurements Using
	Carrying
	Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$31,471	$31,471	$-	$-
Interest-bearing time deposits	447	447	-	-
Securities available for sale	93,347	45	93,302	-
Loans held for sale	924	-	924	-
Loans receivable, net	195,740	-	-	196,711
Federal Home Loan Bank stock	926	-	926	-
Interest receivable	887	-	887	-

Financial liabilities
Deposits	315,783	-	302,481	-
Federal Home Loan Bank advances	4,500	-	4,556	-
Subordinated debentures	3,609	-	-	1,267
Interest payable	181	-	181	-

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2013:

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

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

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

The amendments in this Update are effective for fiscal years beginning after December 15, 2013. Early adoption is permitted. The Company adopted the methodologies prescribed by this ASU and it did not have a material effect on its financial position or results of operations.

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

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission, including in the Section entitled “Risk Factors” in this form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the U.S. Securities and Exchange Commission on March 28, 2014.

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

Regulatory Matters

As previously disclosed, on January 10, 2014, the Bank received notification from the Federal Deposit Insurance Corporation (the “FDIC”) and the Division of Banking of the Illinois Department of Financial and Professional Regulation (the “IDFPR”) that the Consent Order (the “Order”) issued to the Bank by the FDIC and IDFPR on January 21, 2011 was terminated effective January 10, 2014. The material terms and conditions of the Order were previously disclosed in the Company’s Current Report on Form 8-K filed on January 26, 2011. In connection with the termination of the Order, the Bank agreed to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets. At March 31, 2014 our Tier 1 and total capital ratios were 7.0% and 12.0%, respectively, compared to 6.8% and 11.9%, at December 31, 2013 and 6.8% and 11.4% at September 30, 2013, 6.7% and 11.4% at June 30, 2013, 6.8% and 11.8% at March 31, 2013 and 7.7% and 12.6% at December 31, 2012, respectively.

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

Total assets at March 31, 2014 were $349.8 million, which represented an increase of $800,000, or 0.2%, compared to $349.0 million at December 31, 2013. The increase in total assets was primarily due to an increase in cash and cash equivalents and loans. Cash and cash equivalents increased $1.9 million, or 6.5%, to $31.5 million at March 31, 2014 from $29.6 million at December 31, 2013. Loans increased $2.2 million, or 1.2%, to $195.7 million at March 31, 2014 from $193.5 million at December 31, 2013 primarily as a result of the net effect of a $3.7 million increase in commercial real estate loans, a $1.3 million increase in home equity lines of credit, a $1.8 million decrease in residential real estate loans and a $900,000 decrease in construction loans. The increase in cash and cash equivalents and loans was partially offset by a decrease in investment securities. Investment securities decreased $2.5 million, or 2.6%, to $93.3 million at March 31, 2014 from $95.8 million at December 31, 2013 primarily as a result of the net effect of a $2.0 million decrease in mortgage-backed securities and a $575,000 decrease in SBA securities. In addition, foreclosed assets decreased $175,000 to $2.1 million as of March 31, 2014 from $2.3 million as of December 31, 2013. Included in foreclosed assets at March 31, 2014 are nine one-to-four family residences and two parcels of land.

Total liabilities at March 31, 2014 were $327.5 million, which represented a slight increase of $108,000, compared to $327.3 million at December 31, 2013. Borrowed money, consisting solely of Federal Home Loan Bank advances, remained unchanged at $4.5 million at both March 31, 2014 and December 31, 2013. Deposits increased $74,000 to $315.8 million at March 31, 2014 from $315.7 million at December 31, 2013. This slight increase in deposits primarily consisted of increases in money market accounts of $1.3 million, or 3.1%, to $43.7 million at March 31, 2014 from $42.4 million at December 31, 2013 and regular savings accounts of $1.0 million, or 1.3%, to $75.4 million at March 31, 2014 from $74.4 million at December 31, 2013. These increases were partially offset by a decrease in certificates of deposits of $2.9 million, or 8.9%, to $83.8 million at March 31, 2014 from $86.7 million at December 31, 2013. The percentage of regular savings accounts to total deposits increased to 23.9% at March 31, 2014 from 23.6% at December 31, 2013 and the percentage of certificates of deposit to total deposits decreased to 26.5% at March 31, 2014 from 27.5% at December 31, 2013.

Stockholders’ equity increased $712,000, or 3.3%, to $22.3 million at March 31, 2014 from $21.6 million at December 31, 2013. The increase in stockholders’ equity was due to the Company’s $235,000 net income for the three months ended March 31, 2014 and the increase in the Company’s accumulated other comprehensive income of $474,000 to a loss of $1.3 million for the three months ended March 31, 2014 due to changes in the fair value of the Company’s available-for-sale investment portfolio.

Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013

General. The Company’s net income for the three months ended March 31, 2014 totaled $235,000 compared to a net loss of $2.3 million for the three months ended March 31, 2013. This represents basic and diluted earnings per share of $0.01 for the three months ended March 31, 2014 compared to a basic and diluted loss per share of $0.41 for the three months ended March 31, 2013. The improvement in operating results of the Company for the three months ended March 31, 2014 is primarily the result of the combined effect of an $894,000 decrease in provision for loan losses, a $165,000 increase in net interest income, a $1.5 million decrease in noninterest expense and an $81,000 decrease in noninterest income.

Net interest income. The following table summarizes interest and dividend income and interest expense for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$2,548	$2,604	$(56)	(2.15)%
Securities:
Taxable	332	236	96	40.68
Exempt from federal tax	90	41	49	119.51
Other interest income	16	42	(26)	(61.91)
Total interest and dividend income	2,986	2,923	63	2.16

Interest expense:
Deposits	311	401	(90)	(22.44)
Federal Home Loan Bank advances and other borrowings	27	39	(12)	(30.77)
Subordinated debentures	17	17	-	-
Total interest expense	355	457	(102)	(22.32)
Net interest income	$2,631	$2,466	$165	6.69

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheets and reflects the yield on average earning assets and cost of average interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing interest income or expense by the average balance of assets or liabilities. The average balance sheet amounts for loans include balances for non-accrual loans. The yields and costs include fees that are considered adjustments to yields.

The following table summarizes average balances and annualized average yields or costs for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014			2013
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
Interest-earning assets:
Taxable securities	$80,344	$332	1.68%	$55,525	$241	1.76%
Tax-exempt securities (1)	15,379	136	3.59	4,048	63	6.32
Loan receivables (2)	197,445	2,548	5.23	199,076	2,604	5.31
Interest-bearing deposits,
FHLB stock and other	24,513	16	0.24	57,000	37	0.26
Total interest-earning assets	317,681	3,032	3.87	315,649	2,945	3.78

Interest-bearing liabilities:
NOW accounts	72,741	32	0.18	75,367	50	0.27
Regular savings	74,435	48	0.26	66,683	55	0.33
Money market accounts	42,650	30	0.29	44,085	50	0.46
Certificates of deposit	85,817	201	0.95	94,617	246	1.06
FHLB advances and other	5,229	27	2.08	7,244	39	2.16
Subordinated debentures	3,609	17	1.89	3,609	17	1.95
Total interest-bearing liabilities	$284,481	355	0.51	$291,605	457	0.64

Net interest income/interest rate spread (3)		$2,677	3.36%		$2,488	3.14%
Less: Taxable equivalent adjustment		46			22
Net interest income as reported		$2,631			$2,466
Net interest margin (4)			3.36%			3.17%
Tax equivalent effect			0.06%			0.03%
Net interest margin on a fully tax equivalent basis			3.42%			3.20%

(1) Tax-exempt investment income is presented on a fully taxable equivalent basis assuming a 35% tax rate.

(2) Includes fees that are considered adjustments to yield and the average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.

(3) Interest rate spread represents the difference between the average yield on interest earning assets and average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(4) Net interest margin represents net interest income as a percentage of average interest earning assets.

Interest Income. Interest income increased $63,000 to $3.0 million for the three months ended March 31, 2014. The average yield on interest-earning assets increased 9 basis points to 3.87% for the three months ended March 31, 2014 from 3.78% for the comparable prior year period. In addition, interest-earning assets increased $2.1 million to $317.7 million for the three months ended March 31, 2014 from $315.6 million for the comparable prior year period.

Interest and fees on loans decreased $56,000, or 2.2%, to $2.5 million for the three months ended March 31, 2014, compared to $2.6 million for the comparable prior year period. This decrease resulted from a decrease in the average balance of loans of $1.6 million to $197.4 million for the three months ended March 31, 2014 from $199.1 million for the comparable prior year period. In addition, the average loan yield decreased 8 basis points to 5.23% for the three months ended March 31, 2014 compared to 5.31% for the three months ended March 31, 2013. Interest on taxable securities increased $96,000 for the three months ended March 31, 2014 compared to the comparable prior year period. This increase is primarily due to an increase in the average balance of taxable securities of $24.8 million to $80.3 million for the three months ended March 31, 2014 from $55.5 million for the comparable prior year period. Partially offsetting this increase was a decrease in the average yield on taxable securities of 8 basis points to 1.68% for the three months ended March 31, 2014 from 1.76% for the comparable prior year period.

Interest Expense. Interest expense decreased by $102,000, or 22.3%, to $355,000 for the three months ended March 31, 2014, from $457,000 for the three months ended March 31, 2013. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities of 13 basis points to 0.51% for the three months ended March 31, 2014 from 0.64% for the comparable prior year period, which is primarily due to a decrease in overall market rates. In addition, the average balance of interest bearing liabilities decreased $7.1 million to $284.5 million for the three months ended March 31, 2014 from $291.6 million for the comparable prior year period. Interest expense resulting from Federal Home Loan Bank advances, subordinated debentures and other borrowings decreased $12,000 during the three months ended March 31, 2014. The average balance on these borrowings decreased $2.1 million to $8.8 million for the three months ended March 31, 2014 from $10.9 million for the comparable prior year period. In addition, there was a decrease in the average cost of these borrowings of 9 basis points to 2.00% for the three months ended March 31, 2014 from 2.09% for the comparable period in 2013.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses increased $165,000, or 6.7%, to $2.6 million for the three months ended March 31, 2014 compared to $2.5 million for the comparable period in 2013. The Company’s net interest margin expressed as a percentage of average interest-earning assets increased to 3.36% for the three months ended March 31, 2014 as compared to 3.17% for the three months ended March 31, 2013. The average yield on interest-earning assets increased 9 basis points to 3.87% for the three months ended March 31, 2014 from 3.78% for the comparable period ended March 31, 2013. The average balance of interest earning assets increased $2.1 million to $317.7 million for the three months ended March 31, 2014 from $315.6 million for the three months ended March 31, 2013. The yield on taxable securities decreased 8 basis points to 1.68% for the three months ended March 31, 2014 from 1.76% for the comparable prior year period. The yield on average loans decreased 8 basis points to 5.23% for the three months ended March 31, 2014 from 5.31% for the three months ended March 31, 2013. In addition, there was a 13 basis point decrease in the cost of average interest-bearing liabilities to 0.51% for the three months ended March 31, 2014 as compared to 0.64% for the comparable 2013 period.

Provision for Loan Losses. The Bank’s provision for loan losses decreased to $136,000 for the three months ended March 31, 2014 from $1.0 million for the comparable period in 2013. The $894,000 decrease in the provision was the result of management’s quarterly analysis of the allowance for loan losses. At March 31, 2014, December 31, 2013 and March 31, 2013, nonperforming loans totaled $1.1 million, $942,000 and $6.7 million, respectively. At March 31, 2014, the ratio of the allowance for loan losses to nonperforming loans was 287.9% compared to 213.3% at December 31, 2013 and 55.4% at March 31, 2013. The ratio of the allowance to total loans was 1.36%, 1.28% and 1.85%, at March 31, 2014, December 31, 2013 and March 31, 2013, respectively. The decrease from March 31, 2013 to March 31, 2014 is primarily due to reserves established in prior periods on loans which were charged off in 2013.

Nonperforming loans increased $150,000, or 15.9%, to $1.1 million at March 31, 2014 from $942,000 at December 31, 2013. The largest component of nonperforming loans is home equity lines of credit, which increased $150,000, or 29.7%, to $655,000, or 60.0% of total nonperforming loans, at March 31, 2014, from $505,000, or 53.6% of total nonperforming loans at December 31, 2013. Nonperforming commercial real estate loans remained unchanged at $437,000 at March 31, 2014 and December 31, 2013. Charge-offs, net of recoveries, totaled ($72,000) for the three months ended March 31, 2014 compared to $354,000 for the three months ended March 31, 2013. Nonperforming loans are loans that are ninety days past due and placed on nonaccrual status. Management continues to take aggressive actions in identifying and disposing of problem credits.

The amounts of the provision and allowance for loan losses are influenced by a number of factors, including current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. Should the local economic climate continue to deteriorate, borrowers may experience increased difficulties paying off loans and the level of non-performing loans, charge-offs, and delinquencies could continue to rise, which would require us to further increase the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions. Management believes that, based on information available at March 31, 2014, the Bank’s allowance for loan losses was adequate to cover probable incurred losses inherent in its loan portfolio at that time. However, no assurances can be given that the Bank’s level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance will not be necessary if economic or other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance. In addition, the FDIC and IDFPR, as an integral part of their examination processes, periodically reviews the Bank’s allowance for loan losses and may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management.

Noninterest Income

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$83	$86	$(3)	(3.49)%
Gain on sale of loans	112	483	(371)	(76.81)
Loss on sale of foreclosed assets	(21)	(320)	299	93.44
Gain on sale of securities	-	7	(7)	100.00
Other non-interest income	230	229	1	0.44
Total non-interest income	$404	$485	$(81)	(16.70)

Noninterest income totaled $404,000 and $485,000 for the three months ended March 31, 2014 and 2013, respectively. Gain on sale of loans decreased $371,000 to $112,000 for the three months ended March 31, 2014 from $483,000 for the comparable prior year period. Loss on sale of foreclosed assets increased $299,000 to a loss of $21,000 for the three months ended March 31, 2014 as compared to the prior year period.

Noninterest Expense

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$1,450	$1,596	$(146)	(9.15)%
Net occupancy and equipment expense	356	327	29	8.87
Data processing expense	245	330	(85)	(25.76)
Advertising and promotions	38	54	(16)	(29.63)
Professional fees	198	318	(120)	(37.74)
FDIC insurance premiums	135	206	(71)	(34.47)
Write-down on other real estate owned	-	842	(842)	(100.00)
Other real estate owned expenses	48	163	(115)	(70.55)
Other operating expenses	194	349	(155)	(44.41)
Total non-interest expenses	$2,664	$4,185	$(1,521)	(36.34)

Noninterest expense decreased by $1.5 million to $2.7 million for the three months ended March 31, 2014 from $4.2 million for the comparable prior year period. Salaries and employee benefits expenses decreased by $146,000, or 9.2%, to $1.5 million for the three months ended March 31, 2014. This decrease is primarily due to a lower level of full-time equivalents as the Bank gained efficiencies as the result of a core processing conversion. Professional fees decreased $120,000, or 37.7%, to $198,000 for the three months ended March 31, 2014 from $318,000 for the comparable prior year period. This decrease is primarily due to lower attorney’s fees related to resolving problem credits. FDIC insurance premiums decreased by $71,000, or 34.5%, to $135,000 for the three months ended March 31, 2014 compared to $206,000 for the prior year period. Other real estate owned expenses decreased to $48,000 for the three months ended March 31, 2014 compared to $163,000 for the comparable prior year period. In addition, write-downs on foreclosed assets decreased to zero for the three months ended March 31, 2014 from $842,000 for the comparable prior year period. Data processing expenses decreased $85,000, or 25.7%, to $245,000 for the three months ended March 31, 2014 from $330,000 for the three months ended March 31, 2013. This decrease is primarily due to the savings from the recent core processing conversion the Bank completed. Advertising expenses decreased $16,000 to $38,000 for the three months ended March 31, 2014 compared to the prior year period. Offsetting these decreases was an increase of $29,000 in occupancy expense primarily related to snow removal costs for the three months ended March 31, 2014. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to its market.

Income Tax Expense. The Company recorded income tax expense of zero for the three months ended March 31, 2014. As of March 31, 2014 the Company’s deferred tax assets related to net operating losses are fully reserved. Under generally accepted accounting principles, income tax benefits and the related tax assets may only be allowed to be recognized if they will more likely than not be fully utilized. In each future accounting period, the Company’s management will consider both positive and negative evidence when considering the ability of the Company to utilize its net deferred tax asset. Any subsequent reduction in the valuation allowance would lower the amount of income tax expense recognized in the Company’s consolidated statements of operations in future periods. However, if operating losses continue into the future, there can be no guarantee that additional valuation allowances will be necessary. Income tax expense totaled $45,000 for the three months ended March 31, 2013.

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2013, which was filed with the U.S. Securities and Exchange Commission on March 28, 2014. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company’s primary source of funds is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is generally restricted under applicable law to net profits in the current year plus those for the previous two years. At March 31, 2014, the Company had liquid assets of $3.5 million.

Contractual Obligations

The following table discloses contractual obligations of the Company as of March 31, 2014:

	Payments Due By Year
						2019
(Dollars in Thousands)	2014	2015	2016	2017	2018	and after	Total

Federal Home Loan Bank advances	$2,500	$2,000	$-	$-	$-	$-	$4,500
Subordinated debentures	-	-	-	-	-	3,609	3,609
Data Processing (1), (2)	495	660	660	660	660	1,980	4,785
Total	$2,995	$2,660	$2,660	$660	$660	$5,589	$12,894

(1)	Estimated contract amount based on transaction volume. Actual expense was $750,000 and $737,000 in 2013 and 2012, respectively.
(2)	A new contract was signed and is effective until October 14, 2020.

Off-balance-sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see Note 15 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 28, 2014. We currently have no plans to engage in hedging activities in the future. For the year ended December 31, 2013 and for the three months ended March 31, 2014, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

For a discussion of the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity. Based on, among other factors, such reviews, management believes that there have been no material changes in the market risk of the Company’s asset and liability position since December 31, 2013.

ITEM 4: CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.          LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.     RISK FACTORS

There are no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2013.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

 None

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.        OTHER INFORMATION

None

ITEM 6.        EXHIBITS

4.1	Form of Common Stock Certificate of Community Financial Shares, Inc. (1)
4.2	Form of Stock Certificate for Series C Convertible Noncumulative Perpetual Preferred Stock of Community Financial Shares, Inc. (1)
4.3	Form of Stock Certificate for Series D Convertible Noncumulative Perpetual Preferred Stock of Community Financial Shares, Inc. (1)
4.4	Form of Stock Certificate for Series E Convertible Noncumulative Perpetual Preferred Stock of Community Financial Shares, Inc. (1)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

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
Dated: May 14, 2014
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Eric J. Wedeen
Eric J. Wedeen
Dated: May 14, 2014
Chief Financial Officer
(Principal Financial Officer)

