Form 10-Q
period 2014-06-30
COMMUNITY FINANCIAL SHARES INC
filed 2014-08-14
CIK 1123735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                             No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2014
Common Stock, $0.01 par value per share	10,781,988 shares

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Cash and due from banks	$4,871	$4,485
Interest-bearing deposits	17,245	25,068
Cash and cash equivalents	22,116	29,553

Interest-bearing time deposits	198	945
Securities available for sale	103,489	95,829
Loans held for sale	1,047	804
Loans, less allowance for loan losses of $2,734 and $2,500 at June 30, 2014 and December 31, 2013, respectively	190,435	193,451
Foreclosed assets, net	2,458	2,269
Federal Home Loan Bank stock	1,119	926
Premises and equipment, net	14,714	14,862
Cash value of life insurance	6,751	6,644
Interest receivable and other assets	2,721	3,688

Total assets	$345,048	$348,971

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$310,072	$315,709
Federal Home Loan Bank advances	4,500	4,500
Subordinated debentures	3,609	3,609
Interest payable and other liabilities	3,458	3,526
Total liabilities	321,639	327,344

Commitments and contingent liabilities

Shareholders' equity
Common stock - $0.01 par value, 75,000,000 shares authorized; 10,781,988 shares issued and outstanding	-	-
Preferred stock - $1.00 par value, $100 liquidation preference 1,000,000 shares authorized; 191,246 shares issued and outstanding	191	191
Paid-in capital	30,391	30,386
Accumulated deficit	(6,456)	(7,133)
Accumulated other comprehensive loss	(717)	(1,817)
Total shareholders' equity	23,409	21,627

Total liabilities and shareholders' equity	$345,048	$348,971

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2014 and 2013

(In thousands, except share and per share data)

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Interest and dividend income
Interest and fees on loans	$2,553	$2,671	$5,101	$5,275
Securities:
Taxable	344	278	676	513
Exempt from federal income tax	99	73	189	115
Other interest income	17	36	33	79
Total interest and dividend income	3,013	3,058	5,999	5,982
Interest expense
Deposits	302	367	613	769
Federal Home Loan Bank advances and other borrowed funds	27	26	53	64
Subordinated debentures	17	17	34	35
Total interest expense	346	410	700	868
Net interest income	2,667	2,648	5,299	5,114
Provision for loan losses	50	270	186	1,300
Net interest income after provision for loan losses	2,617	2,378	5,113	3,814
Non-interest income
Service charges on deposit accounts	99	85	182	171
Gain on sale of loans	144	289	256	771
Gain on sale of securities	-	48	-	55
Loss on sale of foreclosed assets	-	(18)	(21)	(338)
Other non-interest income	269	253	498	482
Total non-interest income	512	657	915	1,141
Non-interest expense
Salaries and employee benefits	1,407	1,520	2,857	3,116
Net occupancy and equipment expense	311	328	667	655
Data processing expense	254	338	499	669
Advertising and promotions	38	36	75	90
Professional fees	218	397	417	714
FDIC insurance premiums	137	206	272	412
Write-down on other real estate owned	90	23	90	865
Other real estate owned expenses	41	158	90	320
Other operating expenses	191	408	384	757
Total non-interest expense	2,687	3,414	5,351	7,598
Income (Loss) before income taxes	442	(379)	677	(2,643)
Income taxes	-	101	-	146
Net income (loss)	$442	$(480)	$677	$(2,789)
Earnings (loss) per share
Basic	$0.01	$(0.08)	$0.02	$(0.48)
Diluted	$0.01	$(0.08)	$0.02	$(0.48)

Average shares outstanding basic	10,781,988	6,116,215	10,781,988	5,847,934
Average shares outstanding diluted	10,782,039	6,116,215	10,782,041	5,847,934
Dividends per share	$0.00	$0.00	$0.00	$0.00

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three and Six Months Ended June 30, 2014 and 2013

(In thousands, except share and per share data)

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

Net income (loss)	$442	$(480)	$677	$(2,789)
Other comprehensive income/(loss):
Unrealized holding gains/(losses) arising during the period:
Unrealized net gains/(losses)	1,022	(1,995)	1,796	(2,104)
Related income tax benefit/(expense)	(397)	774	(696)	816
Net unrealized gains/(losses)	625	(1,221)	1,100	(1,288)
Less: reclassification adjustment for net gains realized during the period
Realized net gains	-	48	-	55
Related income tax expense	-	(17)	-	(20)
Net realized gains	-	31	-	35
Other comprehensive income/(loss)	625	(1,252)	1,100	(1,323)
Comprehensive income/(loss)	$1,067	$(1,732)	$1,776	$(4,112)

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Six Months Ended June 30, 2014 and 2013

(In thousands, except share and per share data)

(Unaudited)

	Number				Accumulated
	of				Other	Total
	Common	Preferred	Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Stock	Capital	Deficit	Income (loss)	Equity

Balance at January 1, 2014	10,781,988	$191	$30,386	$(7,133)	$(1,817)	$21,627
Net income	-	-	-	677	-	677
Other comprehensive income	-	-	-	-	1,100	1,100
Amortization of stock option expense	-	-	5	-	-	5
Balance at June 30, 2014	10,781,988	$191	$30,391	$(6,456)	$(717)	$23,409

Balance at January 1, 2013	5,560,567	$197	$26,270	$(4,346)	$231	$22,352
Net loss	-	-	-	(2,789)	-	(2,789)
Other comprehensive loss	-	-	-	-	(1,323)	(1,323)
Net proceeds of rights offering	483,121	-	483	-	-	483
Preferred stock conversion to common	200,000	(2)	2	-	-	-
Amortization of stock option expense	-	-	6	-	-	6
Balance at June 30, 2013	6,243,688	$195	$26,761	$(7,135)	$(1,092)	$18,729

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2014 and 2013

(In thousands)

(Unaudited)

	Six Months
	Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$677	$(2,789)
Adjustments to reconcile net loss to net cash from (used in) operating activities
Amortization on securities, net	472	273
Depreciation	304	310
Provision for loan losses	186	1,300
Gain on sale of securities	-	(55)
Write-down on other real estate owned	90	865
Loss on sale of foreclosed assets	21	338
Gain on sale of loans	(256)	(771)
Originations of loans for sale	(9,981)	(29,805)
Proceeds from sales of loans	9,995	34,029
Compensation cost of stock options	5	6
Change in cash value of life insurance	(108)	(115)
Change in interest receivable and other assets	(196)	(939)
Change in interest payable and other liabilities	(70)	(283)
Net cash from operating activities	1,139	2,364
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing time deposits	747	-
Purchases of securities available for sale	(13,537)	(57,868)
Proceeds from maturities and calls of securities available for sale	6,931	7,192
Proceeds from sales of securities available for sale	271	8,063
Proceeds from sale of other real estate owned	167	3,057
Net change in loans	2,831	(3,810)
Purchase of Federal Home Loan Bank stock	(193)	-
Property and equipment expenditures, net	(156)	(40)
Net cash provided by investing activities	(2,939)	(43,406)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in:
Non-interest bearing and interest-bearing demand deposits and savings	364	9,303
Certificates and other time deposits	(6,001)	534
Proceeds of capital raises	-	483
Repayments of borrowings	-	(4,500)
Net cash from (used in) financing activities	(5,637)	5,820

Change in cash and cash equivalents	(7,437)	(35,222)
Cash and cash equivalents at beginning of period	29,553	71,021
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,116	$35,799

Supplemental disclosures
Interest paid	$678	$868
Income taxes paid	-	-
Transfers from loans to foreclosed assets	-	1,941

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

June 30, 2014 and 2013

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are consistent with those used in the preparation of annual consolidated financial statements. The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management of Community Financial Shares, Inc. (the “Company”), for a fair statement of results for the interim periods presented. Results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period.

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

NOTE 2 – EARNINGS (LOSS) PER SHARE

The following is an analysis of the Company’s basic and diluted earnings (loss) per common share, reflecting the application of the two-class method for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013

Net income (loss) available for distribution	$442	$(480)
Dividends and undistributed earnings allocated to participating securities	(283)	-
Income (loss) attributable to common shareholders	$159	$(480)

Average common shares outstanding for basic earnings per share	10,781,988	6,116,215
Effect of dilutive convertible preferred stock	-	-
Effect of dilutive stock options	51	-
Average common and common-equivalent shares for dilutive earnings per share	10,782,039	6,116,215

Basic	$0.01	$(0.08)
Diluted	$0.01	$(0.08)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Net income (loss) available for distribution	$677	$(2,789)
Dividends and undistributed earnings allocated to participating securities	(433)	-
Income (loss) attributable to common shareholders	$244	$(2,789)

Average common shares outstanding for basic earnings per share	10,781,988	5,847,934
Effect of dilutive convertible preferred stock	-	-
Effect of dilutive stock options	53	-
Average common and common-equivalent shares for dilutive earnings per share	10,782,041	5,847,934

Basic	$0.02	$(0.48)
Diluted	$0.02	$(0.48)

The Company’s preferred stockholders are entitled to participate in all common stock dividends on an as-converted basis, and no dividends may be paid on shares of the Company’s common stock unless an identical dividend is payable to preferred stockholders on an as-converted basis.

There were 22,180 and 25,280 anti-dilutive shares at June 30, 2014 and 2013, respectively.

NOTE 3 – CAPITAL ADEQUACY AND REGULATORY AND SUPERVISORY MATTERS

At the dates indicated, the capital ratios of Community Bank-Wheaton/Glen Ellyn (the “Bank”), the wholly owned subsidiary of the Company, were as follows:

	June 30, 2014		December 31, 2013
	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$27,032	12.5%	$25,990	11.9%
Tier I capital (to risk-weighted assets)	24,326	11.2%	23,490	10.8%
Tier I capital (to average assets)	24,326	7.2%	23,490	6.8%

At June 30, 2014, regulatory approval is required for all dividend declarations by both the Bank and the Company.

On January 10, 2014, the Bank received notification from the Federal Deposit Insurance Corporation (the “FDIC”) and the Division of Banking of the Illinois Department of Financial and Professional Regulation (the “IDFPR”) that the Consent Order (the “Order”) issued to the Bank by the FDIC and IDFPR on January 21, 2011 was terminated effective January 10, 2014. The material terms and conditions of the Order were previously disclosed in the Company’s Current Report on Form 8-K filed on January 26, 2011. In connection with the termination of the Order, the Bank agreed to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets. At June 30, 2014, these capital ratios were 7.2% and 12.5%, respectively.

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

NOTE 4 - SECURITIES AVAILABLE FOR SALE

The fair value of securities available for sale at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. government agency debt securities	$11,698	$-	$(775)
State and political subdivisions	19,766	196	(127)
U.S. government agency mortgage-backed securities	63,739	263	(696)
Preferred stock	47	43	-
SBA securities	8,239	3	(76)
	$103,489	$505	$(1,674)

	December 31, 2013
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. government agency debt securities	$11,059	$-	$(1,414)
State and political subdivisions	16,367	50	(419)
U.S. government agency mortgage-backed securities	60,065	124	(1,235)
Preferred stock	35	31	-
SBA securities	8,303	1	(104)
	$95,829	$206	$(3,172)

Securities classified as U. S. government agency debt securities include notes issued by government-sponsored enterprises such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank. The SBA securities are pools of loans guaranteed by the Small Business Administration.

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2014 and December 31, 2013:

	June 30, 2014
	Less than 12 Months		12 Months or More
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Unrealized Losses
U.S. government agency debt securities	$-	$-	$11,698	$(775)	$11,698	$(775)
State and political subdivisions	2,910	(23)	6,237	(104)	9,147	(127)
U.S. government agency mortgage-backed securities	10,312	(137)	27,606	(559)	37,918	(696)
SBA securities	3,153	(24)	4,134	(52)	7,287	(76)
Total temporarily impaired securities	$16,375	$(184)	$49,675	$(1,490)	$66,050	$(1,674)

	December 31, 2013
	Less than 12 Months		12 Months or More
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Unrealized Losses
U.S. Government agency debt securities	$6,694	$(797)	$4,365	$(617)	$11,059	$(1,414)
State and political subdivisions	10,027	(419)	-	-	10,027	(419)
U.S. government agency mortgage-backed securities	48,023	(1,234)	16	(1)	48,039	(1,235)
SBA securities	7,987	(104)	-	-	7,987	(104)
Total temporarily impaired securities	$72,731	$(2,554)	$4,381	$(618)	$77,112	$(3,172)

Unrealized gains and losses within the investment portfolio are determined to be temporary. The Company performed an evaluation of its investments for other than temporary impairment and there was no impairment identified during the six months ended June 30, 2014. The entire portfolio is classified as available for sale, however, management has no specific intent to sell any securities, and it is more likely than not that the Company will not have to sell any security before recovery of its amortized cost basis.

The fair values of securities available for sale at June 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$1,707	$1,708
Due after one year through five years	2,627	2,604
Due after five years through ten years	11,367	11,344
Due after ten years	16,469	15,808

U.S. government agency mortgage-backed securities	64,172	63,739
SBA securities	8,312	8,239
Preferred stock	4	47
	$104,658	$103,489

Securities with a carrying value of approximately $13.0 million at June 30, 2014 were pledged to secure public deposits and Federal Home Loan Bank advances as well as for other purposes as required or permitted by law.

Sales activities for securities for the three and six months ended June 30, 2014 are shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Sales proceeds	$-	$59	$271	$8,063
Gross gains on sales	-	48	-	55

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

Loans consisted of the following at June 30, 2014 and December 31, 2013, respectively:

	June 30,	December 31,
	2014	2013
Real estate
Commercial	$96,813	$97,813
Construction	898	1,856
Residential	24,562	26,240
Home equity	48,333	47,050
Total real estate loans	170,606	172,959
Commercial	21,075	21,379
Consumer	1,225	1,384
Total loans	192,906	195,722
Deferred loan costs, net	263	229
Allowance for loan losses	(2,734)	(2,500)
Loans, net	$190,435	$193,451

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

The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2014	$1,006
New loans including renewals	-
Payments including renewals	(201)
Balances, June 30, 2014	$805

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Total

Balance at beginning of period	$533	$1,432	$13	$16	$254	$459	$2,707
Provision for loan losses	(23)	(13)	(2)	-	15	73	50
Charge-offs	-	(425)	-	-	-	-	(425)
Recoveries	-	398	-	-	4	-	402
Balance at end of period	$510	$1,392	$11	$16	$273	$532	$2,734

	Six Months Ended June 30, 2014
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Total

Balance at beginning of period	$483	$1,336	$44	$41	$266	$330	$2,500

Provision for loan losses	(40)	84	(33)	(23)	(4)	202	186
Charge-offs	-	(425)	-	(2)	-	-	(427)
Recoveries	67	397	-	-	11	-	475
Balance at end of period	$510	$1,392	$11	$16	$273	$532	$2,734

Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$118	$118
Ending balance: collectively evaluated for impairment	$510	$1,392	$11	$16	$273	$414	$2,616

Total Loans:
Ending balance	$21,075	$96,813	$898	$1,225	$24,562	$48,333	$192,906
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$653	$653
Ending balance: collectively evaluated for impairment	$21,075	$96,813	$898	$1,225	$24,562	$47,680	$192,253

	Three Months Ended June 30, 2013
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Total

Balance at beginning of period	$577	$1,560	$48	$23	$808	$692	$3,708

Provision for loan losses	63	122	15	8	15	47	270
Charge-offs	(186)	(235)	-	(12)	(661)	(462)	(1,556)
Recoveries	-	6	-	-	6	-	12
Balance at end of period	$454	$1,453	$63	$19	$168	$277	$2,434

	Six Months Ended June 30, 2013
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Total

Balance at beginning of period	$621	$1,386	$53	$21	$305	$646	$3,032
Provision for loan losses	19	412	10	11	690	158	1,300
Charge-offs	(186)	(357)	-	(14)	(835)	(530)	(1,922)
Recoveries	-	12	-	1	8	3	24
Balance at end of period	$454	$1,453	$63	$19	$168	$277	$2,434

Ending balance: individually evaluated for impairment	$-	$223	$-	$-	$-	$18	$241
Ending balance: collectively evaluated for impairment	$454	$1,230	$63	$19	$168	$259	$2,193

Total Loans:
Ending balance	$21,934	$101,200	$3,801	$1,335	$22,041	$46,888	$197,199
Ending balance: individually evaluated for impairment	$1,603	$2,250	$-	$-	$402	$505	$4,760
Ending balance: collectively evaluated for impairment	$20,331	$98,950	$3,801	$1,335	$21,639	$46,383	$192,439

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2013:

	December 31, 2013
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Total

Balance at beginning of period	$621	$1,386	$53	$21	$305	$646	$3,032
Provision for loan losses	129	221	(9)	34	773	279	1,427
Charge-offs	(267)	(357)	-	(15)	(835)	(600)	(2,074)
Recoveries	-	86	-	1	23	5	115
Balance at end of period	$483	$1,336	$44	$41	$266	$330	$2,500

Ending balance: individually evaluated for impairment	$-	$126	$-	$-	$-	$46	$72
Ending balance: collectively evaluated for impairment	$483	$1,310	$44	$41	$266	$284	$2,428
Total Loans:
Ending balance	$21,379	$97,813	$1,856	$1,384	$26,240	$47,050	$195,722
Ending balance: individually evaluated for impairment	$1,566	$437	$-	$-	$398	$505	$2,906
Ending balance: collectively evaluated for impairment	$19,813	$97,376	$1,856	$1,384	$25,842	$46,545	$192,816

The following table summarizes the Company’s nonaccrual loans by class at June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
Real estate loans:
Commercial	$-	$437
Home equity	653	505
Total	$653	$942

The following tables present information regarding impaired loans as of June 30, 2014:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
With no related allowance recorded:
HELOC	$100	$100	$-
Subtotal	100	100	-
With an allowance recorded:
HELOC	553	553	118
Subtotal	553	553	118
Total Impaired Loans	$653	$653	$118

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
Commercial	$-	$-	$247	$3	$-	$-	$1,724	$23
Commercial real estate	-	-	1,789	8	-	-	1,843	17
Residential	-	-	403	5	-	-	403	9
HELOC	100	-	165	-	100	-	165	-
Subtotal	100	-	2,604	16	100	-	4,135	49
With an allowance recorded:
Commercial real estate	544	-	462	-	677	-	446	-
Residential	-	-	-	-	-	-	-	-
HELOC	555	-	342	-	555	-	344	-
Subtotal	1,099	-	804	-	1,232	-	790	-
Total Impaired Loans	$1,199	$-	$3,408	$16	$1,332	$-	$4,925	$49

The following table presents information regarding impaired loans as of December 31, 2013:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$1,566	$1,566	$-	$1,549	$62
Residential	398	398	-	402	21
HELOC	166	166	-	165	-
Subtotal	2,130	2,130	-	2,116	83
With an allowance recorded:
Commercial real estate	437	812	26	834	-
HELOC	339	396	46	396	-
Subtotal	776	1,208	72	1,230	-
Total Impaired Loans	$2,906	$3,338	$72	$3,346	$83

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

The following tables summarize the credit quality of the Company at June 30, 2014 and December 31, 2013:

	June 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial	$21,009	$—	$66	$—	$—	$21,075
Real estate loans:
Construction	898	—	—	—	—	898
Commercial real estate	94,128	2,227	458	—	—	96,813
Residential	24,562	—	—	—	—	24,562
Home equity	47,651	28	654	—	—	48,333
Consumer	1,225	—	—	—	—	1,225
Total	$189,473	$2,255	$1,178	$—	$—	$192,906

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial	$19,536	$209	$1,634	$—	$—	$21,379
Real estate loans:
Construction	1,856	—	—	—	—	1,856
Commercial real estate	93,679	3,235	899	—	—	97,813
Residential mortgage	24,763	1,477	—	—	—	26,240
Home equity	46,515	29	506	—	—	47,050
Consumer	1,384	—	—	—	—	1,384
Total	$187,733	$4,950	$3,039	$—	$—	$195,722

The following tables summarize past due aging of the Company’s loan portfolio at June 30, 2014 and December 31, 2013:

	June 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing

Commercial	$50	$221	$—	$271	$20,804	$21,075	$—
Real estate loans:
Construction	—	—	—	—	898	898	—
Commercial real estate	788	1,067	212	2,067	94,746	96,813	212
Residential	531	—	—	531	24,031	24,562	—
Home equity	590	—	763	1,353	46,980	48,333	109
Consumer	1	—	—	1	1,224	1,225	—
Total	$1,960	$1,288	$975	$4,223	$188,683	$192,906	$321

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing

Commercial	$100	$—	$—	$100	$21,279	$21,379	$—
Real estate loans:
Construction	—	—	—	—	1,856	1,856	—
Commercial real estate	—	569	169	737	97,076	97,813	168
Residential mortgage	687	1,342	11	2,040	24,200	26,240	11
Home equity	445	328	555	1,328	45,722	47,050	50
Consumer	—	1	1	2	1,382	1,384	1
Total	$1,232	$2,240	$735	$4,207	$191,515	$195,722	$230

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

There were no loans restructured as TDRs during the three and six months ended June 30, 2014 or June 30, 2013.

The following table sets forth the Company’s TDRs that had payment defaults during the six months ended June 30, 2014 and 2013. A default occurs when a TDR is 90 days or more past due, transferred to non-accrual status, or transferred to other real estate owned within twelve months of restructuring.

	Six months ended June 30, 2014		Six months ended June 30, 2013
		Default		Default
	Count	Balance	Count	Balance
Real estate loans:
Residential	-	-	2	742
Total	-	$-	2	$742

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

Available-for-sale Securities

If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 1 securities include preferred stock. Level 2 securities include certain collateralized mortgage and debt obligations, municipal securities, U.S. government agencies and SBA securities. Third party vendors compile prices from various sources and may apply techniques such as matrix pricing to determine the value of identical or similar investment securities (Level 2). Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather on the investment securities’ relationship to other benchmark quoted investment securities. The following tables are as of June 30, 2014 and December 31, 2013, respectively:

		At June 30, 2014
	Fair	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agency debt securities	$11,698	$-	$11,698	$-
State and political subdivisions	19,766	-	19,766	-
U.S. government agency mortgage-backed securities	63,739	-	63,739	-
Preferred stock	47	47	-	-
SBA securities	8,239	-	8,239	-
Total available-for-sale securities	$103,489	$47	$103,442	$-

		At December 31, 2013
	Fair	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government agency debt securities	$11,059	$-	$11,059	$-
State and political subdivisions	16,367	-	16,367	-
U.S. government agency mortgage-backed securities	60,065	-	60,065	-
Preferred stock	35	35	-	-
SBA securities	8,303	-	8,303	-
Total available-for-sale securities	$95,829	$35	$95,794	$-

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying June 30, 2014 and December 31, 2013 balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

		At June 30, 2014
	Fair	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3

Impaired loans (collateral dependent)	$653	-	-	$653
Other real estate owned	2,458	-	-	2,458

		At December 31, 2013
	Fair	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3

Impaired loans (collateral dependent)	$2,906	-	-	$2,906
Other real estate owned	2,269	-	-	2,269

The following table presents quantitative information about unobservable inputs in recurring and nonrecurring Level 3 fair value measurements:

	As of June 30, 2014
	Fair	Valuation	Unobservable
	Value	Technique	Inputs	Range
Impaired loans (collateral dependent)	$653	Market comparable properties	Marketability discount	5% - 30%

Other real estate owned	$2,458	Fair value appraisals

	As of December 31, 2013
	Fair	Valuation	Unobservable
	Value	Technique	Inputs	Range
Impaired loans (collateral dependent)	$2,906	Market comparable properties	Marketability discount	5% - 30.7%

Other real estate owned	$2,269	Fair value appraisals

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2014:

		At June 30, 2014
	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$22,116	$22,116	$-	$-
Interest-bearing time deposits	198	198	-	-
Securities available for sale	103,489	47	103,442	-
Loans held for sale	1,047	-	1,047	-
Loans receivable, net	190,435	-	-	191,276
Federal Home Loan Bank stock	1,119	-	1,119	-
Interest receivable	912	-	912	-

Financial liabilities
Deposits	310,072	-	295,772	-
Federal Home Loan Bank advances	4,500	-	4,539	-
Subordinated debentures	3,609	-	-	1,275
Interest payable	192	-	192	-

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

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update No. 2014-08- Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity – In April 2014, FASB issued ASU 2014-08. This update seeks to better define the groups of assets which qualify for discontinued operations, in order to ease the burden and cost for prepares and stakeholders. This issue changed “the criteria for reporting discontinued operations” and related reporting requirements, including the provision for disclosures about the “disposal of and individually significant component of an entity that does not qualify for discontinued operations presentation.”

The amendments in this Update are effective for fiscal years beginning after December 15, 2014. Early adoption is permitted only for disposals or classifications as held for sale. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Accounting Standards Update No. 2014-09- Revenue from Contracts with Customers – In May 2014, FASB, in joint cooperation with IASB, issued ASU 2014-09. The topic of Revenue Recognition had become broad, with several other regulatory agencies issuing standards which lacked cohesion. The new guidance establishes a “common framework” and “reduces the number of requirements to which an entity must consider in recognizing revenue” and yet provides improved disclosures to assist stakeholders reviewing financial statements.

The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Accounting Standards Update No. 2014-11- Transfers and Servicing – In June 2014, FASB, issued ASU 2014-11. This update addresses the concerns of stakeholders’ by changing the accounting practices surrounding repurchase agreements. The new guidance changes the “accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements.”

The amendments in this Update are effective for annual reporting periods beginning after December 15, 2015. Early adoption is prohibited. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Accounting Standards Update No. 2014-12- Compensation – Stock Compensation – In June 2014, FASB, issued ASU 2014-12. This update defines the accounting treatment for share-based payments and “resolves the diverse accounting treatment of those awards in practice.” The new requirement mandates that “a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.” Compensation cost will now be recognized in the period in which it becomes likely that the performance target will be met.

The amendments in this Update are effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

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

Regulatory Matters

As previously disclosed, on January 10, 2014, the Bank received notification from the Federal Deposit Insurance Corporation (the “FDIC”) and the Division of Banking of the Illinois Department of Financial and Professional Regulation (the “IDFPR”) that the Consent Order (the “Order”) issued to the Bank by the FDIC and IDFPR on January 21, 2011 was terminated effective January 10, 2014. The material terms and conditions of the Order were previously disclosed in the Company’s Current Report on Form 8-K filed on January 26, 2011. In connection with the termination of the Order, the Bank agreed to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets. At June 30, 2014 our Tier 1 and total capital ratios were 7.2% and 12.5%, respectively, compared to 7.0% and 12.0% at March 31, 2014, 6.8% and 11.9%, at December 31, 2013, 6.8% and 11.4% at September 30, 2013, 6.7% and 11.4% at June 30, 2013, 6.8% and 11.8% at March 31, 2013 and 7.7% and 12.6% at December 31, 2012, respectively.

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

Total assets at June 30, 2014 were $345.0 million, which represented a decrease of $4.0 million, or 1.1%, compared to $349.0 million at December 31, 2013. The decrease in total assets was primarily due to a decrease in cash and cash equivalents and loans. Cash and cash equivalents decreased $7.5 million, or 25.2%, to $22.1 million at June 30, 2014 from $29.6 million at December 31, 2013. Loans decreased $3.1 million, or 1.6%, to $190.4 million at June 30, 2014 from $193.5 million at December 31, 2013 primarily as a result of the net effect of a $1.0 million decrease in commercial real estate loans, a $1.7 million decrease in residential real estate loans, a $1.0 million decrease in construction loans and a $1.3 million increase in home equity lines of credit. The decrease in cash and cash equivalents and loans was partially offset by an increase in investment securities. Investment securities increased $7.7 million, or 8.0%, to $103.5 million at June 30, 2014 from $95.8 million at December 31, 2013 primarily as a result of the net effect of a $3.4 million increase in municipal securities and a $3.7 million increase in mortgage-backed securities. In addition, foreclosed assets increased $189,000 to $2.5 million as of June 30, 2014 from $2.3 million as of December 31, 2013. Included in foreclosed assets at June 30, 2014 are nine one-to-four family residences, two parcels of land and one commercial real estate property.

Total liabilities at June 30, 2014 were $321.6 million, which represented a decrease of $5.7 million, compared to $327.3 million at December 31, 2013. Borrowed money, consisting solely of Federal Home Loan Bank advances, remained unchanged at $4.5 million at both June 30, 2014 and December 31, 2013. Deposits decreased $5.6 million to $310.1 million at June 30, 2014 from $315.7 million at December 31, 2013. This decrease in deposits primarily consisted of decreases in certificates of deposits of $6.0 million, or 6.9%, to $80.7 million at June 30, 2014 from $86.7 million at December 31, 2013 and interest-bearing demand deposit accounts of $2.2 million, or 3.1%, to $70.3 million at June 30, 2014 from $72.5 million at December 31, 2013. These decreases were partially offset by an increase in money market accounts of $3.6 million, or 8.4%, to $46.0 million at June 30, 2014 from $42.4 million at December 31, 2013. The percentage of regular savings accounts to total deposits totaled 23.5% at June 30, 2014 and the percentage of certificates of deposit to total deposits decreased to 26.0% at June 30, 2014 from 27.5% at December 31, 2013.

Stockholders’ equity increased $1.8 million, or 8.2%, to $23.4 million at June 30, 2014 from $21.6 million at December 31, 2013. The increase in stockholders’ equity was due to the Company’s $677,000 net income for the six months ended June 30, 2014 and the increase in the Company’s accumulated other comprehensive income of $1.1 million to a loss of $717,000 for the six months ended June 30, 2014 due to changes in the fair value of the Company’s available-for-sale investment portfolio.

Comparison of Operating Results for the Three Months Ended June 30, 2014 and 2013

General. The Company’s net income for the three months ended June 30, 2014 totaled $442,000 compared to a net loss of $480,000 for the three months ended June 30, 2013. This represents basic and diluted earnings per share of $0.01 for the three months ended June 30, 2014 compared to a basic and diluted loss per share of $0.08 for the three months ended June 30, 2013. The improvement in operating results for the three months ended June 30, 2014 is primarily the result of the combined effect of a $220,000 decrease in provision for loan losses, a $727,000 decrease in noninterest expense and a $145,000 decrease in noninterest income.

Net interest income. The following table summarizes interest and dividend income and interest expense for the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$2,553	$2,671	$(118)	(4.42)%
Securities:
Taxable	344	278	66	23.74
Exempt from federal tax	99	73	26	35.62
Other interest income	17	36	(19)	(52.78)
Total interest and dividend income	3,013	3,058	(45)	(1.47)

Interest expense:
Deposits	302	367	(65)	(17.71)
Federal Home Loan Bank advances and other borrowings	27	26	1	3.85
Subordinated debentures	17	17	-	-
Total interest expense	346	410	(64)	(15.61)
Net interest income	$2,667	$2,648	$19	0.72

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

The following table summarizes average balances and annualized average yields or costs for the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	2014			2013
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
Interest-earning assets:
Taxable securities	$83,952	$344	1.65%	$71,800	$278	1.58%
Tax-exempt securities (1)	17,365	150	3.46	8,737	111	5.10
Loan receivables (2)	196,576	2,553	5.21	199,648	2,671	5.37
Interest-bearing deposits, FHLB stock and other	22,307	17	0.30	41,131	36	0.30
Total interest-earning assets	$320,200	3,064	3.84	$321,316	3,096	3.87

Interest-bearing liabilities:
NOW accounts	71,424	32	0.18	74,750	35	0.19
Regular savings	74,638	49	0.26	69,289	49	0.28
Money market accounts	43,579	32	0.29	45,357	39	0.35
Certificates of deposit	82,182	189	0.92	94,693	244	1.03
FHLB advances and other	5,227	27	2.07	5,269	26	1.96
Subordinated debentures	3,609	17	1.88	3,609	17	1.93
Total interest-bearing liabilities	$280,659	346	0.49	$292,967	410	0.56

Net interest income/interest rate spread (3)		2,718	3.35%		2,686	3.31%
Less: Taxable equivalent adjustment		51			38
Net interest income as reported		$2,667			$2,648
Net interest margin (4)			3.35%			3.31%
Tax equivalent effect			0.06%			0.05%
Net interest margin on a fully tax equivalent basis			3.41%			3.36%

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

Interest Income. Interest income decreased $45,000 to $3.0 million for the three months ended June 30, 2014. The average tax equivalent yield on interest-earning assets decreased three basis points to 3.84% for the three months ended June 30, 2014 from 3.87% for the comparable prior year period. In addition, interest-earning assets decreased $1.1 million to $320.2 million for the three months ended June 30, 2014 from $321.3 million for the comparable prior year period.

Interest and fees on loans decreased $118,000, or 4.4%, to $2.6 million for the three months ended June 30, 2014, compared to $2.7 million for the comparable prior year period. This decrease resulted from a decrease in the average balance of loans of $3.0 million to $196.6 million for the three months ended June 30, 2014 from $199.6 million for the comparable prior year period. In addition, the average loan yield decreased 16 basis points to 5.21% for the three months ended June 30, 2014 compared to 5.37% for the three months ended June 30, 2013. Interest on taxable securities increased $66,000 for the three months ended June 30, 2014 compared to the comparable prior year period. This increase is primarily due to an increase in the average balance of taxable securities of $12.2 million to $84.0 million for the three months ended June 30, 2014 from $71.8 million for the comparable prior year period. In addition, the average yield on taxable securities increased seven basis points to 1.65% for the three months ended June 30, 2014 from 1.58% for the comparable prior year period.

Interest Expense. Interest expense decreased by $64,000, or 15.6%, to $346,000 for the three months ended June 30, 2014, from $410,000 for the three months ended June 30, 2013. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities of seven basis points to 0.49% for the three months ended June 30, 2014 from 0.56% for the comparable prior year period, which is primarily due to a decrease in overall market rates. In addition, the average balance of interest bearing liabilities decreased $12.3 million to $280.7 million for the three months ended June 30, 2014 from $293.0 million for the comparable prior year period. Interest expense resulting from Federal Home Loan Bank advances, subordinated debentures and other borrowings decreased $1,000 during the three months ended June 30, 2014. The average balance on these borrowings decreased $42,000 to $8.8 million for the three months ended June 30, 2014 from $8.9 million for the comparable prior year period. In addition, there was an increase in the average cost of these borrowings of four basis points to 1.99% for the three months ended June 30, 2014 from 1.95% for the comparable period in 2013.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses increased $19,000, or 0.7%, to $2.7 million for the three months ended June 30, 2014 compared to $2.6 million for the comparable period in 2013. The Company’s net interest margin expressed as a percentage of average interest-earning assets increased to 3.35% for the three months ended June 30, 2014 as compared to 3.31% for the three months ended June 30, 2013. The average tax equivalent yield on interest-earning assets decreased three basis points to 3.84% for the three months ended June 30, 2014 from 3.87% for the comparable period ended June 30, 2013. The average balance of interest earning assets decreased $1.1 million to $320.2 million for the three months ended June 30, 2014 from $321.3 million for the three months ended June 30, 2013. The yield on taxable securities increased seven basis points to 1.65% for the three months ended June 30, 2014 from 1.58% for the comparable prior year period. The yield on average loans decreased 16 basis points to 5.21% for the three months ended June 30, 2014 from 5.37% for the three months ended June 30, 2013. In addition, there was a seven basis point decrease in the cost of average interest-bearing liabilities to 0.49% for the three months ended June 30, 2014 as compared to 0.56% for the comparable 2013 period.

Provision for Loan Losses. The Bank’s provision for loan losses decreased to $50,000 for the three months ended June 30, 2014 from $270,000 for the comparable period in 2013. The $220,000 decrease in the provision was the result of management’s quarterly analysis of the allowance for loan losses. At June 30, 2014, December 31, 2013 and June 30, 2013, nonperforming loans totaled $653,000, $942,000 and $1.9 million, respectively. At June 30, 2014, the ratio of the allowance for loan losses to nonperforming loans was 280.7% compared to 213.3% at December 31, 2013 and 125.1% at June 30, 2013. The ratio of the allowance to total loans was 1.42%, 1.28% and 1.24%, at June 30, 2014, December 31, 2013 and June 30, 2013, respectively.

Nonperforming loans decreased $289,000, or 30.7%, to $653,000 at June 30, 2014 from $942,000 at December 31, 2013. The largest component of nonperforming loans is home equity lines of credit, which increased $148,000, or 29.3%, to $653,000, or 100.0% of total nonperforming loans, at June 30, 2014, from $505,000, or 53.6% of total nonperforming loans at December 31, 2013. Nonperforming commercial real estate loans decreased to zero at June 30, 2014 from $437,000 at December 31, 2013. Charge-offs, net of recoveries, totaled $23,000 for the three months ended June 30, 2014 compared to $1.2 million for the three months ended June 30, 2013. Nonperforming loans are loans that are ninety days past due and placed on nonaccrual status. Management continues to take aggressive actions in identifying and disposing of problem credits.

The amounts of the provision and allowance for loan losses are influenced by a number of factors, including current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. Should the local economic climate continue to deteriorate, borrowers may experience increased difficulties paying off loans and the level of non-performing loans, charge-offs, and delinquencies could continue to rise, which would require us to further increase the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions. Management believes that, based on information available at June 30, 2014, the Bank’s allowance for loan losses was adequate to cover probable incurred losses inherent in its loan portfolio at that time. However, no assurances can be given that the Bank’s level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance will not be necessary if economic or other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance. In addition, the FDIC and IDFPR, as an integral part of their examination processes, periodically reviews the Bank’s allowance for loan losses and may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management.

Noninterest Income

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$99	$85	$14	16.47%
Gain on sale of loans	144	289	(145)	(50.17)
Loss on sale of foreclosed assets	-	(18)	18	100.00
Gain on sale of securities	-	48	(48)	(100.00)
Other non-interest income	269	253	16	6.32
Total non-interest income	$512	$657	$(145)	(22.07)

Noninterest income totaled $512,000 and $657,000 for the three months ended June 30, 2014 and 2013, respectively. Gain on sale of loans decreased $145,000 to $144,000 for the three months ended June 30, 2014 from $289,000 for the comparable prior year period. Loss on sale of foreclosed assets improved $18,000 to zero for the three months ended June 30, 2014 as compared to the prior year period. In addition, gain on sale of securities decreased $48,000 to zero for the three months ended June 30, 2014 as compared to the prior year period.

Noninterest Expense

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$1,407	$1,520	$(113)	(7.43)%
Net occupancy and equipment expense	311	328	(17)	(5.18)
Data processing expense	254	338	(84)	(24.85)
Advertising and promotions	38	36	2	5.56
Professional fees	218	397	(179)	(45.09)
FDIC insurance premiums	137	206	(69)	(33.50)
Write-down on other real estate owned	90	23	67	291.30
Other real estate owned expenses	41	158	(117)	(74.05)
Other operating expenses	191	408	(217)	(53.19)
Total non-interest expenses	$2,687	$3,414	$(727)	(21.30)

Noninterest expense decreased by $727,000 to $2.7 million for the three months ended June 30, 2014 from $3.4 million for the comparable prior year period. Salaries and employee benefits expenses decreased by $113,000, or 7.4%, to $1.4 million for the three months ended June 30, 2014. This decrease is primarily due to a lower level of full-time equivalents as the Bank gained efficiencies as the result of a core processing conversion. Professional fees decreased $179,000, or 45.1%, to $218,000 for the three months ended June 30, 2014 from $397,000 for the comparable prior year period. This decrease is primarily due to lower attorney’s fees related to resolving problem credits. FDIC insurance premiums decreased by $69,000, or 33.5%, to $137,000 for the three months ended June 30, 2014 compared to $206,000 for the prior year period. Other real estate owned expenses decreased to $41,000 for the three months ended June 30, 2014 compared to $158,000 for the comparable prior year period. In addition, write-downs on foreclosed assets increased to $90,000 for the three months ended June 30, 2014 from $23,000 for the comparable prior year period. Data processing expenses decreased $84,000, or 24.9%, to $254,000 for the three months ended June 30, 2014 from $338,000 for the three months ended June 30, 2013. This decrease is primarily due to the savings from the recent core processing conversion the Bank completed. Advertising expenses increased $2,000 to $38,000 for the three months ended June 30, 2014 compared to the prior year period. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to its market.

Income Tax Expense. The Company recorded income tax expense of zero for the three months ended June 30, 2014. As of June 30, 2014 the Company’s deferred tax assets related to net operating losses are fully reserved. Under generally accepted accounting principles, income tax benefits and the related tax assets may only be allowed to be recognized if they will more likely than not be fully utilized. In each future accounting period, the Company’s management will consider both positive and negative evidence when considering the ability of the Company to utilize its net deferred tax asset. Any subsequent reduction in the valuation allowance would lower the amount of income tax expense recognized in the Company’s consolidated statements of operations in future periods. However, if operating losses continue into the future, there can be no guarantee that additional valuation allowances will be necessary. Income tax expense totaled $101,000 for the three months ended June 30, 2013.

Comparison of Operating Results for the Six Months Ended June 30, 2014 and 2013

General. The Company’s net income for the six months ended June 30, 2014 totaled $677,000 compared to a net loss of $2.8 million for the six months ended June 30, 2013. This represents basic and diluted earnings per share of $0.02 for the six months ended June 30, 2014 compared to a basic and diluted loss per share of $0.48 for the six months ended June 30, 2013. The improvement in operating results for the six months ended June 30, 2014 is primarily the result of the combined effect of a $1.1 million decrease in provision for loan losses, a $185,000 increase in net interest income, a $2.2 million decrease in noninterest expense and an $226,000 decrease in noninterest income.

Net interest income. The following table summarizes interest and dividend income and interest expense for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans Securities:	$5,101	$5,275	$(174)	(3.30)%
Taxable	676	513	163	31.77
Exempt from federal tax	189	115	74	64.35
Other interest income	33	79	(46)	(58.23)
Total interest and dividend income	5,999	5,982	17	0.28

Interest expense:
Deposits	613	769	(156)	(20.29)
Federal Home Loan Bank advances and other borrowings	53	64	(11)	(17.19)
Subordinated debentures	34	35	(1)	(2.86)
Total interest expense	700	868	(168)	(19.36)
Net interest income	$5,299	$5,114	$185	3.62

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

The following table summarizes average balances and annualized average yields or costs for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014			2013
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
Interest-earning assets:
Taxable securities	$80,650	$676	1.70%	$64,082	$513	1.65%
Tax-exempt securities (1)	16,377	286	3.52	6,446	174	5.45
Loan receivables (2)	197,008	5,101	5.22	200,470	5,276	5.31
Interest-bearing deposits, FHLB stock and other	23,404	33	0.27	49,282	79	0.28
Total interest-earning assets	$317,439	6,096	3.87	$320,280	6,042	3.80

Interest-bearing liabilities:
NOW accounts	72,079	64	0.18	75,480	85	0.23
Regular savings	74,537	96	0.26	68,377	104	0.31
Money market accounts	43,117	62	0.29	44,974	90	0.40
Certificates of deposit	83,989	390	0.94	95,176	490	1.04
FHLB advances and other	5,228	54	2.07	6,280	64	2.06
Subordinated debentures	3,609	34	1.88	3,609	35	1.94
Total interest-bearing liabilities	$282,559	700	0.50	$293,896	868	0.60

Net interest income/interest rate spread (3)		5,396	3.37%		5,174	3.20%
Less: Taxable equivalent adjustment		97			60
Net interest income as reported		$5,299			$5,114
Net interest margin (4)			3.37%			3.22%
Tax equivalent effect			0.06%			0.04%
Net interest margin on a fully tax equivalent basis			3.43%			3.26%

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

Interest Income. Interest income increased $17,000 to $6.0 million for the six months ended June 30, 2014. The average tax equivalent yield on interest-earning assets increased seven basis points to 3.87% for the six months ended June 30, 2014 from 3.80% for the comparable prior year period. In addition, interest-earning assets decreased $2.9 million to $317.4 million for the six months ended June 30, 2014 from $320.3 million for the comparable prior year period.

Interest and fees on loans decreased $174,000, or 3.3%, to $5.1 million for the six months ended June 30, 2014, compared to $5.3 million for the comparable prior year period. This decrease resulted from a decrease in the average balance of loans of $3.5 million to $197.0 million for the six months ended June 30, 2014 from $200.5 million for the comparable prior year period. In addition, the average loan yield decreased nine basis points to 5.22% for the six months ended June 30, 2014 compared to 5.31% for the six months ended June 30, 2013. Interest on taxable securities increased $163,000 for the six months ended June 30, 2014 compared to the comparable prior year period. This increase is primarily due to an increase in the average balance of taxable securities of $16.6 million to $80.7 million for the six months ended June 30, 2014 from $64.1 million for the comparable prior year period. In addition, the average yield on taxable securities increased five basis points to 1.70% for the six months ended June 30, 2014 from 1.65% for the comparable prior year period.

Interest Expense. Interest expense decreased by $168,000, or 19.4%, to $700,000 for the six months ended June 30, 2014, from $868,000 for the six months ended June 30, 2013. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities of 10 basis points to 0.50% for the six months ended June 30, 2014 from 0.60% for the comparable prior year period, which is primarily due to a decrease in overall market rates. In addition, the average balance of interest bearing liabilities decreased $11.3 million to $282.6 million for the six months ended June 30, 2014 from $293.9 million for the comparable prior year period. Interest expense resulting from Federal Home Loan Bank advances, subordinated debentures and other borrowings decreased $12,000 during the six months ended June 30, 2014. The average balance on these borrowings decreased $1.1 million to $8.8 million for the six months ended June 30, 2014 from $9.9 million for the comparable prior year period. In addition, there was a decrease in the average cost of these borrowings of three basis points to 1.99% for the six months ended June 30, 2014 from 2.02% for the comparable period in 2013.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses increased $185,000, or 3.6%, to $5.3 million for the six months ended June 30, 2014 compared to $5.1 million for the comparable period in 2013. The Company’s net interest margin expressed as a percentage of average interest-earning assets increased to 3.37% for the six months ended June 30, 2014 as compared to 3.22% for the six months ended June 30, 2013. The average tax equivalent yield on interest-earning assets increased seven basis points to 3.87% for the six months ended June 30, 2014 from 3.80% for the comparable period ended June 30, 2013. The average balance of interest earning assets decreased $2.9 million to $317.4 million for the six months ended June 30, 2014 from $320.3 million for the six months ended June 30, 2013. The yield on taxable securities increased five basis points to 1.70% for the six months ended June 30, 2014 from 1.65% for the comparable prior year period. The yield on average loans decreased nine basis points to 5.22% for the six months ended June 30, 2014 from 5.31% for the six months ended June 30, 2013. In addition, there was a 10 basis point decrease in the cost of average interest-bearing liabilities to 0.50% for the six months ended June 30, 2014 as compared to 0.60% for the comparable 2013 period.

Provision for Loan Losses. The Bank’s provision for loan losses decreased to $186,000 for the six months ended June 30, 2014 from $1.3 million for the comparable period in 2013. The $1.1 million decrease in the provision was the result of management’s quarterly analysis of the allowance for loan losses. At June 30, 2014, December 31, 2013 and June 30, 2013, nonperforming loans totaled $653,000, $942,000 and $1.9 million, respectively. At June 30, 2014, the ratio of the allowance for loan losses to nonperforming loans was 280.7% compared to 213.3% at December 31, 2013 and 125.1% at June 30, 2013. The ratio of the allowance to total loans was 1.42%, 1.28% and 1.24%, at June 30, 2014, December 31, 2013 and June 30, 2013, respectively.

Nonperforming loans decreased $289,000, or 30.7%, to $653,000 at June 30, 2014 from $942,000 at December 31, 2013. The largest component of nonperforming loans is home equity lines of credit, which increased $148,000, or 29.3%, to $653,000, or 100.0% of total nonperforming loans, at June 30, 2014, from $505,000, or 53.6% of total nonperforming loans at December 31, 2013. Nonperforming commercial real estate loans decreased to zero at June 30, 2014 from $437,000 at December 31, 2013. Charge-offs, net of recoveries, totaled ($49,000) for the six months ended June 30, 2014 compared to $1.6 million for the six months ended June 30, 2013. Nonperforming loans are loans that are ninety days past due and placed on nonaccrual status. Management continues to take aggressive actions in identifying and disposing of problem credits.

Noninterest Income

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$182	$171	$11	6.43%
Gain on sale of loans	256	771	(515)	(66.80)
Loss on sale of foreclosed assets	(21)	(338)	317	93.79
Gain on sale of securities	-	55	(55)	(100.00)
Other non-interest income	498	482	16	3.32
Total non-interest income	$915	$1,141	$(226)	(19.81)

Noninterest income totaled $915,000 and $1.1 million for the six months ended June 30, 2014 and 2013, respectively. Gain on sale of loans decreased $515,000 to $256,000 for the six months ended June 30, 2014 from $771,000 for the comparable prior year period. Loss on sale of foreclosed assets improved $317,000 to a loss of $21,000 for the six months ended June 30, 2014 as compared to the prior year period.

Noninterest Expense

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$2,857	$3,116	$(259)	(8.31)%
Net occupancy and equipment expense	667	655	12	1.83
Data processing expense	499	669	(170)	(25.41)
Advertising and promotions	75	90	(15)	(16.67)
Professional fees	417	714	(297)	(41.60)
FDIC insurance premiums	272	412	(140)	(33.98)
Write-down on other real estate owned	90	865	(775)	(89.60)
Other real estate owned expenses	90	320	(230)	(71.88)
Other operating expenses	384	757	(373)	(49.27)
Total non-interest expenses	$5,351	$7,598	$(2,247)	(29.57)

Noninterest expense decreased by $2.2 million to $5.4 million for the six months ended June 30, 2014 from $7.6 million for the comparable prior year period. Salaries and employee benefits expenses decreased by $259,000, or 8.3%, to $2.9 million for the six months ended June 30, 2014. This decrease is primarily due to a lower level of full-time equivalents as the Bank gained efficiencies as the result of a core processing conversion. Professional fees decreased $297,000, or 41.6%, to $417,000 for the six months ended June 30, 2014 from $714,000 for the comparable prior year period. This decrease is primarily due to lower attorney’s fees related to resolving problem credits. FDIC insurance premiums decreased by $140,000, or 34.0%, to $272,000 for the six months ended June 30, 2014 compared to $412,000 for the prior year period. Other real estate owned expenses decreased to $90,000 for the six months ended June 30, 2014 compared to $320,000 for the comparable prior year period. In addition, write-downs on foreclosed assets decreased to $90,000 for the six months ended June 30, 2014 from $865,000 for the comparable prior year period. Data processing expenses decreased $170,000, or 25.4%, to $499,000 for the six months ended June 30, 2014 from $669,000 for the six months ended June 30, 2013. This decrease is primarily due to the savings from the recent core processing conversion the Bank completed. Advertising expenses decreased $15,000 to $75,000 for the six months ended June 30, 2014 compared to the prior year period. Offsetting these decreases was an increase of $12,000 in occupancy expense primarily related to snow removal costs for the six months ended June 30, 2014. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to its market.

Income Tax Expense. The Company recorded income tax expense of zero for the six months ended June 30, 2014. As of June 30, 2014 the Company’s deferred tax assets related to net operating losses are fully reserved. Under generally accepted accounting principles, income tax benefits and the related tax assets may only be allowed to be recognized if they will more likely than not be fully utilized. In each future accounting period, the Company’s management will consider both positive and negative evidence when considering the ability of the Company to utilize its net deferred tax asset. Any subsequent reduction in the valuation allowance would lower the amount of income tax expense recognized in the Company’s consolidated statements of operations in future periods. However, if operating losses continue into the future, there can be no guarantee that additional valuation allowances will be necessary. Income tax expense totaled $146,000 for the six months ended June 30, 2013.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company’s primary source of funds is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is generally restricted under applicable law to net profits in the current year plus those for the previous two years. At June 30, 2014, the Company had liquid assets of $3.4 million.

Contractual Obligations

The following table discloses contractual obligations of the Company as of June 30, 2014:

		Payments Due By Year
	2014	2015	2016	2017	2018	2019	Total
(Dollars in Thousands)						and after

Federal Home Loan Bank advances	$2,500	$2,000	$-	$-	$-	$-	$4,500
Subordinated debentures	-	-	-	-	-	3,609	3,609
Data Processing (1), (2)	330	660	660	660	660	1,980	4,950
Total	$2,830	$2,660	$2,660	$660	$660	$5,589	$13,059

(1)	Estimated contract amount based on transaction volume. Actual expense was $750,000 and $737,000 in 2013 and 2012, respectively.
(2)	A new contract was signed and is effective until October 14, 2020.

Off-balance-sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see Note 15 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 28, 2014. We currently have no plans to engage in hedging activities in the future. For the year ended December 31, 2013 and for the six months ended June 30, 2014, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 4: CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the six months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

4.1	Form of Common Stock Certificate of Community Financial Shares, Inc. (1)
4.2	Form of Stock Certificate for Series C Convertible Noncumulative Perpetual Preferred Stock of Community Financial Shares, Inc. (1)
4.3	Form of Stock Certificate for Series D Convertible Noncumulative Perpetual Preferred Stock of Community Financial Shares, Inc. (1)
4.4	Form of Stock Certificate for Series E Convertible Noncumulative Perpetual Preferred Stock of Community Financial Shares, Inc. (1)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

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
Dated: August 14, 2014
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Eric J. Wedeen
Eric J. Wedeen
Dated: August 14, 2014
Chief Financial Officer
(Principal Financial Officer)

