Form 10-Q
period 2014-09-30
COMMUNITY FINANCIAL SHARES INC
filed 2014-11-14
CIK 1123735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2014
Common Stock, $0.01 par value per share	10,781,988 shares

1

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Cash and due from banks	$7,570	$4,485
Interest-bearing deposits	3,512	25,068
Cash and cash equivalents	11,082	29,553

Interest-bearing time deposits	198	945
Securities available for sale	102,606	95,829
Loans held for sale	522	804
Loans, less allowance for loan losses of $2,682 and $2,500
at September 30, 2014 and December 31, 2013, respectively	189,171	193,451
Foreclosed assets, net	2,433	2,269
Federal Home Loan Bank stock	1,119	926
Premises and equipment, net	14,605	14,862
Cash value of life insurance	6,804	6,644
Interest receivable and other assets	6,644	3,688

Total assets	$335,184	$348,971

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$298,495	$315,709
Federal Home Loan Bank advances	2,000	4,500
Subordinated debentures	3,609	3,609
Interest payable and other liabilities	3,206	3,526
Total liabilities	307,310	327,344

Commitments and contingent liabilities	-	-

Shareholders' equity
Common stock - $0.01 par value, 75,000,000 shares authorized;
10,781,988 shares issued and outstanding	-	-
Preferred stock - $1.00 par value, $100 liquidation preference 1,000,000
shares authorized; 191,246 shares issued and outstanding	191	191
Paid-in capital	30,393	30,386
Accumulated deficit	(1,977)	(7,133)
Accumulated other comprehensive loss	(733)	(1,817)
Total shareholders' equity	27,874	21,627

Total liabilities and shareholders' equity	$335,184	$348,971

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2014 and 2013

(In thousands, except share and per share data)

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Interest and dividend income
Interest and fees on loans	$2,470	$2,697	$7,571	$7,972
Securities:
Taxable	343	276	1,019	790
Exempt from federal income tax	107	77	296	191
Other interest income	10	25	43	104
Total interest and dividend income	2,930	3,075	8,929	9,057
Interest expense
Deposits	295	351	908	1,120
Federal Home Loan Bank advances and other
borrowed funds	15	28	68	92
Subordinated debentures	17	18	51	52
Total interest expense	327	397	1,027	1,264
Net interest income	2,603	2,678	7,902	7,793
Provision for loan losses	(75)	120	111	1,420
Net interest income after provision for loan losses	2,678	2,558	7,791	6,373
Non-interest income
Service charges on deposit accounts	95	89	276	260
Gain on sale of loans	133	222	389	993
Gain on sale of securities	-	-	-	55
Gain/(Loss) on sale of foreclosed assets	-	7	(21)	(331)
Other non-interest income	279	231	778	713
Total non-interest income	507	549	1,422	1,690
Non-interest expense
Salaries and employee benefits	1,469	1,468	4,326	4,584
Net occupancy and equipment expense	301	299	969	954
Data processing expense	252	341	751	1,009
Advertising and promotions	45	47	120	137
Professional fees	200	343	616	1,058
FDIC insurance premiums	128	205	400	617
Write-down on other real estate owned	25	386	115	1,251
Other real estate owned expenses	36	187	126	507
Other operating expenses	206	282	591	1,039
Total non-interest expense	2,662	3,558	8,014	11,156
Income (Loss) before income taxes	523	(451)	1,199	(3,093)
Income taxes/(benefit)	(3,956)	-	(3,956)	146
Net income (loss)	$4,479	$(451)	$5,155	$(3,239)
Earnings (loss) per share
Basic	$0.15	$(0.07)	$0.17	$(0.53)
Diluted	$0.15	$(0.07)	$0.17	$(0.53)
Average shares outstanding basic	10,781,988	6,590,610	10,781,988	6,098,213
Average shares outstanding diluted	10,782,014	6,590,610	10,782,032	6,098,213
Dividends per share	$0.00	$0.00	$0.00	$0.00

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three and Nine Months Ended September 30, 2014 and 2013

(In thousands, except share and per share data)

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Net income (loss)	$4,479	$(451)	$5,155	$(3,239)
Other comprehensive income/(loss):
Unrealized holding gains/(losses) arising during the period:
Unrealized net gains/(losses)	(27)	(357)	1,769	(2,461)
Related income tax benefit/(expense)	11	138	(685)	954
Net unrealized gains/(losses)	(16)	(219)	1,084	(1,507)
Less: reclassification adjustment for net gains realized during the period
Realized net gains	-	-	-	55
Related income tax expense	-	-	-	(20)
Net realized gains	-	-	-	35
Other comprehensive income/(loss)	(16)	(219)	1,084	(1,542)
Comprehensive income/(loss)	$4,463	$(670)	$6,239	$(4,781)

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Nine Months Ended September 30, 2014 and 2013

(In thousands, except share and per share data)

(Unaudited)

	Number				Accumulated
	of				Other	Total
	Common	Preferred	Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Stock	Capital	Deficit	Income (loss)	Equity

Balance at January 1, 2014	10,781,988	$191	$30,386	$(7,132)	$(1,817)	$21,628
Net income	-	-	-	5,155	-	5,155
Other comprehensive income	-	-	-	-	1,084	1,084
Amortization of stock option expense	-	-	7	-	-	7
Balance at September 30, 2014	10,781,988	$191	$30,393	$(1,977)	$(733)	$27,874

Balance at January 1, 2013	5,560,567	$197	$26,270	$(4,346)	$231	$22,352
Net loss	-	-	-	(3,239)	-	(3,239)
Other comprehensive loss	-	-	-	-	(1,542)	(1,542)
Net proceeds of rights offering	3,670,221	-	4,090	-	-	4,090
Preferred stock conversion to common	1,551,200	(16)	16	-	-	-
Preferred stock issued	-	10	-	-	-	10
Amortization of stock option expense	-	-	9	-	-	9
Balance at September 30, 2013	10,781,988	$191	$30,385	$(7,585)	$(1,311)	$21,680

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2014 and 2013

(In thousands)

(Unaudited)

	Nine Months
	Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,155	$(3,239)
Adjustments to reconcile net loss to net cash
from (used in) operating activities
Amortization on securities, net	769	505
Depreciation	452	460
Provision for loan losses	111	1,420
Gain on sale of securities	-	(55)
Write-down on other real estate owned	115	1,251
Loss on sale of foreclosed assets	21	331
Gain on sale of loans	(389)	(993)
Originations of loans for sale	(15,474)	(39,696)
Proceeds from sales of loans	16,145	47,438
Compensation cost of stock options	7	9
Change in cash value of life insurance	(160)	(169)
Change in interest receivable and other assets	(4,109)	(323)
Change in interest payable and other liabilities	(320)	(491)
Net cash from operating activities	2,323	6,448
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing time deposits	747	498
Purchases of securities available for sale	(17,759)	(62,550)
Proceeds from maturities and calls of securities available for sale	11,711	11,664
Proceeds from sales of securities available for sale	271	8,063
Proceeds from sale of other real estate owned	167	3,990
Net change in loans	4,170	(5,791)
Purchase of Federal Home Loan Bank stock	(193)	-
Property and equipment expenditures, net	(195)	(699)
Net cash (used in) investing activities	(1,081)	(44,825)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in:
Non-interest bearing and interest-bearing demand
deposits and savings	(7,694)	4,004
Certificates and other time deposits	(9,519)	(2,089)
Proceeds of capital raises	-	4,100
Repayments of borrowings	(2,500)	(4,500)
Net cash from (used in) financing activities	(19,713)	1,515

Change in cash and cash equivalents	(18,471)	(36,862)
Cash and cash equivalents at beginning of period	29,553	71,021
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,082	$34,159

Supplemental disclosures
Interest paid	$996	$1,251
Income taxes paid	-	-
Transfers from loans to foreclosed assets	-	1,594

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

September 30, 2014 and 2013

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are consistent with those used in the preparation of annual consolidated financial statements. The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management of Community Financial Shares, Inc. (the “Company”), for a fair statement of results of operations and cash flows for the interim periods presented. Results of operations and cash flows for the nine months ended September 30, 2014 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending December 31, 2014 or any other period.

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

NOTE 2 – EARNINGS (LOSS) PER SHARE

The following is an analysis of the Company’s basic and diluted earnings (loss) per common share, reflecting the application of the two-class method for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013

Net income (loss) available for distribution	$4,479	$(451)
Dividends and undistributed earnings allocated to participating securities	(2,864)	-
Income (loss) attributable to common shareholders	$1,615	$(451)

Average common shares outstanding for basic earnings per share	10,781,988	6,590,610
Effect of dilutive stock options	26	-
Average common and common-equivalent shares for dilutive earnings per share	10,782,014	6,590,610

Basic	$0.15	$(0.07)
Diluted	$0.15	$(0.07)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Net income (loss) available for distribution	$5,155	$(3,239)
Dividends and undistributed earnings allocated to participating securities	(3,297)	-
Income (loss) attributable to common shareholders	$1,858	$(3,239)

Average common shares outstanding for basic earnings per share	10,781,988	6,098,213
Effect of dilutive stock options	44	-
Average common and common-equivalent shares for dilutive earnings per share	10,782,032	6,098,213

Basic	$0.17	$(0.53)
Diluted	$0.17	$(0.53)

The Company’s preferred stockholders are entitled to participate in all common stock dividends on an as-converted basis, and no dividends may be paid on shares of the Company’s common stock unless an identical dividend is payable to preferred stockholders on an as-converted basis.

There were 21,480 and 24,480 anti-dilutive shares at September 30, 2014 and 2013, respectively.

NOTE 3 – CAPITAL ADEQUACY AND REGULATORY AND SUPERVISORY MATTERS

At the dates indicated, the capital ratios of Community Bank-Wheaton/Glen Ellyn (the “Bank”), the wholly owned subsidiary of the Company, were as follows:

	September 30, 2014		December 31, 2013
	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$27,814	12.9%	$25,990	11.9%
Tier I capital (to risk-weighted assets)	25,132	11.7%	23,490	10.8%
Tier I capital (to average assets)	25,132	7.7%	23,490	6.8%

At September 30, 2014, regulatory approval is required for all dividend declarations by both the Bank and the Company.

On January 10, 2014, the Bank received notification from the Federal Deposit Insurance Corporation (the “FDIC”) and the Division of Banking of the Illinois Department of Financial and Professional Regulation (the “IDFPR”) that the Consent Order (the “Order”) issued to the Bank by the FDIC and IDFPR on January 21, 2011 was terminated effective January 10, 2014. The material terms and conditions of the Order were previously disclosed in the Company’s Current Report on Form 8-K filed on January 26, 2011. In connection with the termination of the Order, the Bank agreed to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets. At September 30, 2014, these capital ratios were 7.7% and 12.9%, respectively.

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

NOTE 4 - SECURITIES AVAILABLE FOR SALE

The fair value of securities available for sale at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. government agency debt securities	$11,792	$-	$(682)
State and political subdivisions	19,110	234	(87)
U.S. government agency mortgage-backed securities	63,312	212	(844)
Preferred stock	40	36	-
SBA securities	8,352	2	(68)
	$102,606	$484	$(1,681)

	December 31, 2013
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. government agency debt securities	$11,059	$-	$(1,414)
State and political subdivisions	16,367	50	(419)
U.S. government agency mortgage-backed securities	60,065	124	(1,235)
Preferred stock	35	31	-
SBA securities	8,303	1	(104)
	$95,829	$206	$(3,172)

Securities classified as U. S. government agency debt securities include notes issued by government-sponsored enterprises such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank. The SBA securities are pools of loans guaranteed by the Small Business Administration.

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2014 and December 31, 2013:

	September 30, 2014
	Less than 12 Months		12 Months or More
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Unrealized Losses
U.S. government agency debt securities	$-	$-	$11,792	$(682)	$11,792	$(682)
State and political subdivisions	3,585	(21)	4,569	(66)	8,154	(87)
U.S. government agency mortgage-backed securities	20,100	(148)	26,415	(696)	46,515	(844)
SBA securities	3,825	(19)	3,974	(49)	7,799	(68)
Total temporarily impaired securities	$27,510	$(188)	$46,750	$(1,493)	$74,260	$(1,681)

	December 31, 2013
	Less than 12 Months		12 Months or More
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Unrealized Losses
U.S. Government agency debt securities	$6,694	$(797)	$4,365	$(617)	$11,059	$(1,414)
State and political subdivisions	10,027	(419)	-	-	10,027	(419)
U.S. government agency mortgage-backed securities	48,023	(1,234)	16	(1)	48,039	(1,235)
SBA securities	7,987	(104)	-	-	7,987	(104)
Total temporarily impaired securities	$72,731	$(2,554)	$4,381	$(618)	$77,112	$(3,172)

Unrealized gains and losses within the investment portfolio are determined to be temporary. The Company performed an evaluation of its investments for other than temporary impairment and there was no impairment identified during the nine months ended September 30, 2014. The entire portfolio is classified as available for sale, however, management has no specific intent to sell any securities, and it is more likely than not that the Company will not have to sell any security before recovery of its amortized cost basis.

The fair values of securities available for sale at September 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$1,506	$1,506
Due after one year through five years	2,617	2,597
Due after five years through ten years	11,541	11,565
Due after ten years	15,773	15,234

U.S. government agency mortgage-backed securities	63,944	63,312
SBA securities	8,418	8,352
Preferred stock	4	40
	$103,803	$102,606

Securities with a carrying value of approximately $8.0 million at September 30, 2014 were pledged to secure public deposits as well as for other purposes as required or permitted by law.

Sales activities for securities for the three and nine months ended September 30, 2014 are shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Sales proceeds	$-	$-	$271	$8,063
Gross gains on sales	-	-	-	55

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

Loans consisted of the following at September 30, 2014 and December 31, 2013, respectively:

	September 30,	December 31,
	2014	2013
Real estate
Commercial	$95,255	$97,813
Construction	1,408	1,856
Residential	27,054	26,240
Home equity	46,447	47,050
Total real estate loans	170,164	172,959
Commercial	20,229	21,379
Consumer	1,198	1,384
Total loans	191,591	195,722
Deferred loan costs, net	262	229
Allowance for loan losses	(2,682)	(2,500)
Loans, net	$189,171	$193,451

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

The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2014	$1,006
New loans including renewals	-
Payments including renewals	(225)
Balances, September 30, 2014	$781

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Total

Balance at beginning of period	$510	$1,392	$11	$16	$273	$532	$2,734
Provision for loan losses	(47)	(102)	10	(1)	53	12	(75)
Charge-offs	-	-	-	-	-	-	-
Recoveries	9	2	-	-	12	-	23
Balance at end of period	$472	$1,292	$21	$15	$338	$544	$2,682

	Nine Months Ended September 30, 2014
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Total

Balance at beginning of period	$483	$1,336	$44	$41	$266	$330	$2,500
Provision for loan losses	(87)	(18)	(23)	(24)	49	214	111
Charge-offs	-	(28)	-	(2)	-	-	(30)
Recoveries	76	2	-	-	23	-	101
Balance at end of period	$472	$1,292	$21	$15	$338	$544	$2,682

Ending balance: individually evaluated for impairment	$-	$6	$-	$-	$38	$144	$188
Ending balance: collectively evaluated for impairment	$472	$1,286	$21	$15	$300	$400	$2,494

Total Loans:
Ending balance	$20,229	$95,255	$1,408	$1,198	$27,054	$46,447	$191,591
Ending balance: individually evaluated for impairment	$-	$1,293	$-	$-	$539	$1,025	$2,857
Ending balance: collectively evaluated for impairment	$20,229	$94,797	$1,408	$1,198	$26,524	$45,935	$190,091

	Three Months Ended September 30, 2013
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Total

Balance at beginning of period	$454	$1,453	$63	$19	$168	$277	$2,434
Provision for loan losses	110	(38)	(28)	6	24	46	120
Charge-offs	(80)	-	-	-	-	(12)	(92)
Recoveries	-	74	-	-	7	1	82
Balance at end of period	$484	$1,489	$35	$25	$199	$312	$2,544

	Nine Months Ended September 30, 2013
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Total

Balance at beginning of period	$621	$1,386	$53	$21	$305	$646	$3,032
Provision for loan losses	129	374	(18)	17	714	204	1,420
Charge-offs	(266)	(357)	-	(14)	(835)	(542)	(2,014)
Recoveries	-	86	-	1	15	4	106
Balance at end of period	$484	$1,489	$35	$25	$199	$312	$2,544

Ending balance: individually evaluated for impairment	$-	$249	$-	$-	$-	$46	$295
Ending balance: collectively evaluated for impairment	$484	$1,240	$35	$25	$199	$266	$2,249

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2013:

	December 31, 2013
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Total

Balance at beginning of period	$621	$1,386	$53	$21	$305	$646	$3,032
Provision for loan losses	129	221	(9)	34	773	279	1,427
Charge-offs	(267)	(357)	-	(15)	(835)	(600)	(2,074)
Recoveries	-	86	-	1	23	5	115
Balance at end of period	$483	$1,336	$44	$41	$266	$330	$2,500

Ending balance: individually evaluated for impairment	$-	$126	$-	$-	$-	$46	$72
Ending balance: collectively evaluated for impairment	$483	$1,310	$44	$41	$266	$284	$2,428
Total Loans:
Ending balance	$21,379	$97,813	$1,856	$1,384	$26,240	$47,050	$195,722
Ending balance: individually evaluated for impairment	$1,566	$437	$-	$-	$398	$505	$2,906
Ending balance: collectively evaluated for impairment	$19,813	$97,376	$1,856	$1,384	$25,842	$46,545	$192,816

The following table summarizes the Company’s nonaccrual loans by class at September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
Real estate loans:
Commercial	$1,293	$437
Residential	539	-
Home equity	1,025	505
Total	$2,857	$942

The following tables present information regarding impaired loans as of September 30, 2014:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
With no related allowance recorded:
Commercial real estate	$835	$835	$-
Residential	9	9	-
HELOC	513	513	-
Subtotal	$1,357	$1,357	$-
With an allowance recorded:
Commercial real estate	$458	$458	$6
Residential	530	530	38
HELOC	572	512	144
Subtotal	1,560	1,500	188
Total Impaired Loans	$2,917	$2,857	$188

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
Commercial	$-	$-	$1,700	$25	$-	$-	$729	$25
Commercial real estate	835	-	445	-	837	30	457	-
Residential	9	-	401	5	10	-	531	14
HELOC	569	-	165	-	591	8	166	-
Subtotal	1,413	-	2,711	30	1,438	38	1,883	39
With an allowance recorded:
Commercial real estate	458	-	918	-	870	12	993	-
Residential	531	-	-	-	532	24	-	-
HELOC	633	20	340	-	650	22	342	-
Subtotal	1,622	20	1,258	-	2,052	58	1,275	-
Total Impaired Loans	$3,035	$20	$3,969	$30	$3,490	$96	$3,158	$39

The following table presents information regarding impaired loans as of December 31, 2013:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$1,566	$1,566	$-	$1,549	$62
Residential	398	398	-	402	21
HELOC	166	166	-	165	-
Subtotal	2,130	2,130	-	2,116	83
With an allowance recorded:
Commercial real estate	437	812	26	834	-
HELOC	339	396	46	396	-
Subtotal	776	1,208	72	1,230	-
Total Impaired Loans	$2,906	$3,338	$72	$3,346	$83

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

The following tables summarize the credit quality of the Company at September 30, 2014 and December 31, 2013:

	September 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial	$20,164	$—	$65	$—	$—	$20,229
Real estate loans:
Construction	1,408	—	—	—	—	1,408
Commercial	91,745	231	3,279	—	—	95,255
Residential	26,516	—	538	—	—	27,054
Home equity	45,394	28	1,025	—	—	46,447
Consumer	1,198	—	—	—	—	1,198
Total	$186,425	$259	$4,907	$—	$—	$191,591

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial	$19,536	$209	$1,634	$—	$—	$21,379
Real estate loans:
Construction	1,856	—	—	—	—	1,856
Commercial	93,679	3,235	899	—	—	97,813
Residential mortgage	24,763	1,477	—	—	—	26,240
Home equity	46,515	29	506	—	—	47,050
Consumer	1,384	—	—	—	—	1,384
Total	$187,733	$4,950	$3,039	$—	$—	$195,722

The following tables summarize past due aging of the Company’s loan portfolio at September 30, 2014 and December 31, 2013:

	September 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing

Commercial	$213	$—	$39	$252	$19,977	$20,229	$39
Real estate loans:
Construction	142	—	—	142	1,266	1,408	—
Commercial	604	271	1,293	2,168	93,087	95,255	—
Residential	121	1,245	539	1,905	25,149	27,054	—
Home equity	544	80	978	1,602	44,845	46,447	—
Consumer	—	—	1	1	1,197	1,198	1
Total	$1,624	$1,596	$2,850	$6,070	$185,521	$191,591	$40

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing

Commercial	$100	$—	$—	$100	$21,279	$21,379	$—
Real estate loans:
Construction	—	—	—	—	1,856	1,856	—
Commercial real estate	—	569	169	738	97,075	97,813	168
Residential mortgage	687	1,342	11	2,040	24,200	26,240	11
Home equity	445	328	555	1,328	45,722	47,050	50
Consumer	—	1	1	2	1,382	1,384	1
Total	$1,232	$2,240	$736	$4,208	$191,514	$195,722	$230

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

There were no loans restructured as TDRs during the three and nine months ended September 30, 2014 or June 30, 2013.

The following table sets forth the Company’s TDRs that had payment defaults during the three and nine months ended September 30, 2014 and 2013. A default occurs when a TDR is 90 days or more past due, transferred to non-accrual status, or transferred to other real estate owned within twelve months of restructuring.

	Three months ended September 30, 2014		Three months ended September 30, 2013
		Default		Default
	Count	Balance	Count	Balance
Real estate loans:
Commercial	-	$-	1	$444
Residential	-	-	1	339
Total	-	$-	2	$783

	Nine months ended September 30, 2014		Nine months ended September 30, 2013
		Default		Default
	Count	Balance	Count	Balance
Real estate loans:
Commercial	-	$-	1	$444
Residential	-	-	1	339
Total	-	$-	2	$783

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

Available-for-sale Securities

If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 1 securities include preferred stock. Level 2 securities include certain collateralized mortgage and debt obligations, municipal securities, U.S. government agencies and SBA securities. Third party vendors compile prices from various sources and may apply techniques such as matrix pricing to determine the value of identical or similar investment securities (Level 2). Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather on the investment securities’ relationship to other benchmark quoted investment securities. The following tables are as of September 30, 2014 and December 31, 2013, respectively:

		At September 30, 2014
		Fair Value Measurements Using
	Fair
Available-for-sale securities:	Value	Level 1	Level 2	Level 3
U.S. government agency debt securities	$11,792	$-	$11,792	$-
State and political subdivisions	19,110	-	19,110	-
U.S. government agency mortgage-backed securities	63,312	-	63,312	-
Preferred stock	40	-	40	-
SBA securities	8,352	-	8,352	-
Total available-for-sale securities	$102,606	$-	$102,606	$-

		At December 31, 2013
		Fair Value Measurements Using
	Fair
Available-for-sale securities:	Value	Level 1	Level 2	Level 3
U.S. government agency debt securities	$11,059	$-	$11,059	$-
State and political subdivisions	16,367	-	16,367	-
U.S. government agency mortgage-backed securities	60,065	-	60,065	-
Preferred stock	35	35	-	-
SBA securities	8,303	-	8,303	-
Total available-for-sale securities	$95,829	$35	$95,794	$-

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying September 30, 2014 and December 31, 2013 balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

		At September 30, 2014
		Fair Value Measurements Using
	Fair
	Value	Level 1	Level 2	Level 3
Impaired loans (collateral dependent)	$2,857	-	-	$2,857
Other real estate owned	2,433	-	-	2,433

		At December 31, 2013
		Fair Value Measurements Using
	Fair
	Value	Level 1	Level 2	Level 3
Impaired loans (collateral dependent)	$2,906	-	-	$2,906
Other real estate owned	2,269	-	-	2,269

The following table presents quantitative information about unobservable inputs in recurring and nonrecurring Level 3 fair value measurements:

	As of September 30, 2014
	Fair	Valuation	Unobservable
	Value	Technique	Inputs	Range
Impaired loans (collateral dependent)	$2,857	Market comparable properties	Marketability discount	5% - 30%

Other real estate owned	$2,433	Fair value appraisals

	As of December 31, 2013
	Fair	Valuation	Unobservable
	Value	Technique	Inputs	Range
Impaired loans (collateral dependent)	$2,906	Market comparable properties	Marketability discount	5% - 30.7%

Other real estate owned	$2,269	Fair value appraisals

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2014:

		At September 30, 2014
		Fair Value Measurements Using
	Carrying
	Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$11,082	$11,082	$-	$-
Interest-bearing time deposits	198	198	-	-
Securities available for sale	102,606	40	102,566	-
Loans held for sale	522	-	522	-
Loans receivable, net	189,171	-	-	189,474
Federal Home Loan Bank stock	1,119	-	1,119	-
Interest receivable	960	-	960	-
Financial liabilities
Deposits	298,495	-	284,792	-
Federal Home Loan Bank advances	2,000	-	2,031	-
Subordinated debentures	3,609	-	-	1,284
Interest payable	200	-	200	-

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

•	The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, an escalation in problem assets and foreclosures, a deterioration in the credit quality and value of the Company’s assets, especially real estate, which, in turn would likely reduce our customers’ borrowing power and the value of assets and collateral associated with our existing loans;

•	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters;

•	The failure of assumptions underlying the establishment of our allowance for loan losses, that may prove to be materially incorrect or may not be borne out by subsequent events;

•	The success and timing of our business strategies and our ability to effectively carry out our business plan and capital restoration plan;

•	An inability to meet our liquidity needs or the capital directives issued by our regulators;

•	The effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the Securities and Exchange Commission, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters;

•	The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations;

•	The risks of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;

•	Our ability to effectively manage market risk, credit risk and operational risk;

•	The ability of the Company to compete with other financial institutions as effectively as the Company currently intends due to increases in competitive pressures in the financial services sector;

•	The inability of the Company to obtain new customers and to retain existing customers;

•	The timely development and acceptance of products and services including services, products and services offered through alternative delivery channels such as the Internet;

•	Technological changes implemented by the Company and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers;

•	The ability of the Company to develop and maintain secure and reliable electronic systems;

•	The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner;

•	Business combinations and the integration of acquired businesses which may be more difficult or expensive than expected;

•	The costs, effects and outcomes of existing or future litigation; and

•	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

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

Regulatory Matters

As previously disclosed, on January 10, 2014, the Bank received notification from the Federal Deposit Insurance Corporation (the “FDIC”) and the Division of Banking of the Illinois Department of Financial and Professional Regulation (the “IDFPR”) that the Consent Order (the “Order”) issued to the Bank by the FDIC and IDFPR on January 21, 2011 was terminated effective January 10, 2014. The material terms and conditions of the Order were previously disclosed in the Company’s Current Report on Form 8-K filed on January 26, 2011. In connection with the termination of the Order, the Bank agreed to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets. At September 30, 2014 our Tier 1 and total capital ratios were 7.7% and 12.9%, respectively, compared to 7.2% and 12.5% at June 30, 2014, 7.0% and 12.0% at March 31, 2014, 6.8% and 11.9% at December 31, 2013, 6.8% and 11.4% at September 30, 2013, 6.7% and 11.4% at June 30, 2013, 6.8% and 11.8% at March 31, 2013 and 7.7% and 12.6% at December 31, 2012, respectively.

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

Total assets at September 30, 2014 were $335.2 million, which represented a decrease of $13.8 million, or 4.0%, compared to $349.0 million at December 31, 2013. The decrease in total assets was primarily due to a decrease in cash and cash equivalents and loans. Cash and cash equivalents decreased $18.5 million, or 62.5%, to $11.1 million at September 30, 2014 from $29.6 million at December 31, 2013. Loans decreased $4.3 million, or 2.2%, to $189.2 million at September 30, 2014 from $193.5 million at December 31, 2013 primarily as a result of the net effect of a $2.6 million decrease in commercial real estate loans, a $603,000 decrease in home equity lines of credit, a $1.2 million decrease in commercial loans and an $814,000 increase in residential real estate loans. The decrease in cash and cash equivalents and loans was partially offset by an increase in investment securities. Investment securities increased $6.8 million, or 7.1%, to $102.6 million at September 30, 2014 from $95.8 million at December 31, 2013 primarily as a result of a $2.7 million increase in municipal securities and a $3.2 million increase in mortgage-backed securities. In addition, foreclosed assets increased $164,000 to $2.4 million as of September 30, 2014 from $2.3 million as of December 31, 2013. Included in foreclosed assets at September 30, 2014 are nine one-to-four family residences, two parcels of land and one commercial real estate property.

Total liabilities at September 30, 2014 were $307.3 million, which represented a decrease of $20.0 million, compared to $327.3 million at December 31, 2013. Federal Home Loan Bank advances decreased $2.5 million to $2.0 million at September 30, 2014 from $4.5 million at December 31, 2013. Deposits decreased $17.2 million to $298.5 million at September 30, 2014 from $315.7 million at December 31, 2013. This decrease in deposits primarily consisted of decreases in certificates of deposits of $9.5 million, or 11.0%, to $77.2 million at September 30, 2014 from $86.7 million at December 31, 2013 and interest-bearing demand deposit accounts of $6.7 million, or 9.3%, to $65.8 million at September 30, 2014 from $72.5 million at December 31, 2013. These decreases were partially offset by an increase in money market accounts of $3.5 million, or 8.1%, to $45.9 million at September 30, 2014 from $42.4 million at December 31, 2013. The percentage of regular savings accounts to total deposits totaled 23.7% at September 30, 2014 and the percentage of certificates of deposit to total deposits decreased to 25.9% at September 30, 2014 from 27.5% at December 31, 2013.

Stockholders’ equity increased $6.3 million, or 28.9%, to $27.9 million at September 30, 2014 from $21.6 million at December 31, 2013. The increase in stockholders’ equity was due to the Company’s $5.2 million net income for the nine months ended September 30, 2014 and the increase in the Company’s accumulated other comprehensive income of $1.1 million to a loss of $733,000 for the nine months ended September 30, 2014 due to changes in the fair value of the Company’s available-for-sale investment portfolio.

Deferred Tax Assets. The Company’s $5.2 million net income for the nine months ended September 30, 2014 was primarily due to the reversal of the valuation allowance on a portion of the Company’s net deferred tax assets. The Company experienced loan loss provisions totaling $8.3 million, $6.2 million, $1.5 million and $1.4 million for the fiscal years ended December 31, 2010, 2011, 2012 and 2013, respectively. A significant portion of these losses were related to participation loans in construction and development projects which the Company is no longer involved. The Company recorded income tax expense totaling $4.7 million in 2011 as it established a valuation allowance on substantially all of its net deferred tax assets. In 2012 and 2013, management determined that the realization of the deferred tax asset was not likely and maintained a valuation allowance on substantially all of its net deferred tax assets. In an effort to increase its capital levels, the Company entered into a series of capital raising transactions in 2012 and 2013. These capital transactions raised net proceeds of $25.8 million and allowed the Company to make significant progress in resolving problem credits and reducing expenses associated with credit-related issues.

The determination of being able to realize the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future taxable income, available tax planning strategies and assessments of the current and future economic and business conditions. Management considered both positive and negative evidence regarding the Company’s ability to ultimately realize the deferred tax assets, which is largely dependent upon the ability to derive benefits based upon future taxable income. Tax planning strategies available to the Company include investing in taxable instruments rather than tax-exempt securities. In 2014, management reevaluated the income forecasts and other tax strategies and determined that there was support for a change in the valuation allowance against its deferred tax assets. Management concluded in the third quarter of 2014 that, after a comprehensive review of both positive and negative considerations, it was now more likely than not that a portion of the deferred tax assets could be realized. The current five year projection utilized in this analysis includes no net loan growth for 2014 with positive net growth for the forward looking years. In addition, the Company has continued to surpass budgetary projections on a monthly basis for the nine months ended September 30, 2014. As a result of this review a portion of the valuation allowance against deferred tax assets was reversed.

The positive evidence considered included the following: 1) the current quarter reflects the fourth consecutive quarter of pre-tax earnings; 2) nonperforming assets have been reduced from $23.1 million at December 31, 2011 to $5.3 million as of September 30, 2014; and 3) the termination of the Order on January 10, 2014. The current trend of pre-tax earnings has not been driven by one-time extraordinary items but by core banking activities. The reduction in nonperforming assets has had a positive effect due to the reduction in legal fees, loan provision expense and other credit related expenses. The improvement in the Bank’s risk profile led to the removal of the Order which also led to a $23,000 monthly reduction in the premiums on FDIC insurance and the lifting of growth restrictions imposed on the Bank, which is an important consideration in the projections used in the analysis. The Bank gained efficiencies and monthly cost savings of approximately $30,000 per month as we converted our core processor in the fourth quarter of 2013. The efficiencies afforded by the new system, along with a general focus on efficiency and accountability, has allowed us to reduce headcount through attrition. Negative evidence included the decrease in the Company’s loan portfolio which was driven by the Order which has now been lifted and reduced noninterest income, primarily from decreased mortgage banking revenue. In future accounting periods, the Company’s management will reevaluate whether the current conditions in addition to the positive and negative evidence support a change in the valuation allowance against the Company’s deferred tax assets. Any such reduction in the estimated valuation allowance would lower the amount of income tax expense recognized by the Company in future periods.

Comparison of Operating Results for the Three Months Ended September 30, 2014 and 2013

General. The Company’s net income for the three months ended September 30, 2014 totaled $4.5 million compared to a net loss of $451,000 for the three months ended September 30, 2013. This represents basic and diluted earnings per share of $0.15 for the three months ended September 30, 2014 compared to a basic and diluted loss per share of $0.07 for the three months ended September 30, 2013. The improvement in operating results for the three months ended September 30, 2014 is primarily due to the reversal of the valuation allowance on the Company’s deferred tax assets as discussed above, and the combined effect of a $195,000 decrease in provision for loan losses, an $896,000 decrease in noninterest expense and a $42,000 decrease in noninterest income.

Net interest income. The following table summarizes interest and dividend income and interest expense for the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$2,470	$2,697	$(227)	(8.42%)
Securities:
Taxable	343	276	67	24.28
Exempt from federal tax	107	77	30	38.96
Other interest income	10	25	(15)	(60.00)
Total interest and dividend income	2,930	3,075	(145)	(4.72)

Interest expense:
Deposits	295	351	(56)	(15.95)
Federal Home Loan Bank advances and
other borrowings	15	28	(13)	(46.43)
Subordinated debentures	17	18	(1)	(5.56)
Total interest expense	327	397	(70)	(17.63)
Net interest income	$2,603	$2,678	$(75)	(2.80)

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheets and reflects the taxable equivalent yield on average earning assets and cost of average interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing interest income or expense by the average balance of assets or liabilities. The average balance sheet amounts for loans include balances for non-accrual loans. The yields and costs include fees that are considered adjustments to yields.

The following table summarizes average balances and annualized tax equivalent average yields or costs for the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	2014			2013
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Taxable securities	$86,765	$343	1.57%	$74,910	$276	1.46%
Tax-exempt securities (1)	18,573	160	3.42	12,365	116	3.72
Loan receivables (2)	190,505	2,470	5.14	197,392	2,697	5.42
Interest-bearing deposits,
FHLB stock and other	11,586	10	0.32	32,273	25	0.31
Total interest-earning assets	$307,429	2,983	3.85	$316,940	3,114	3.90
Interest-bearing liabilities:
NOW accounts	68,770	31	0.18	72,301	33	0.18
Regular savings	72,004	48	0.26	72,018	46	0.26
Money market accounts	46,152	34	0.30	44,739	35	0.31
Certificates of deposit	78,955	182	0.91	92,861	237	1.01
FHLB advances and other	2,724	15	2.12	5,271	28	2.09
Subordinated debentures	3,609	17	1.88	3,609	18	1.92
Total interest-bearing liabilities	$272,214	327	0.48	$290,799	397	0.54

Net interest income/interest rate spread (3)		2,656	3.37%		2,717	3.36%
Less: Taxable equivalent adjustment		53			39
Net interest income as reported		$2,603			$2,678
Net interest margin (4)			3.36%			3.35%
Tax equivalent effect			0.07%			0.05%
Net interest margin on a fully tax equivalent basis			3.43%			3.40%

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

Interest Income. Interest income decreased $145,000 to $2.9 million for the three months ended September 30, 2014. The average tax equivalent yield on interest-earning assets decreased five basis points to 3.85% for the three months ended September 30, 2014 from 3.90% for the comparable prior year period. In addition, interest-earning assets decreased $9.5 million to $307.4 million for the three months ended September 30, 2014 from $316.9 million for the comparable prior year period.

Interest and fees on loans decreased $227,000, or 8.4%, to $2.5 million for the three months ended September 30, 2014, compared to $2.7 million for the comparable prior year period. This decrease resulted from a decrease in the average balance of loans of $6.9 million to $190.5 million for the three months ended September 30, 2014 from $197.4 million for the comparable prior year period. In addition, the average loan yield decreased 28 basis points to 5.14% for the three months ended September 30, 2014 compared to 5.42% for the three months ended September 30, 2013. Interest on taxable securities increased $67,000 for the three months ended September 30, 2014 compared to the comparable prior year period. This increase is primarily due to an increase in the average balance of taxable securities of $11.9 million to $86.8 million for the three months ended September 30, 2014 from $74.9 million for the comparable prior year period. In addition, the average yield on taxable securities increased 11 basis points to 1.57% for the three months ended September 30, 2014 from 1.46% for the comparable prior year period.

Interest Expense. Interest expense decreased by $70,000, or 17.6%, to $327,000 for the three months ended September 30, 2014, from $397,000 for the three months ended September 30, 2013. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities of six basis points to 0.48% for the three months ended September 30, 2014 from 0.54% for the comparable prior year period, which is primarily due to a decrease in overall market rates. In addition, the average balance of interest bearing liabilities decreased $18.6 million to $272.2 million for the three months ended September 30, 2014 from $290.8 million for the comparable prior year period. Interest expense resulting from Federal Home Loan Bank advances, subordinated debentures and other borrowings decreased $14,000 during the three months ended September 30, 2014. The average balance on these borrowings decreased $2.5 million to $6.3 million for the three months ended September 30, 2014 from $8.9 million for the comparable prior year period. In addition, there was a decrease in the average cost of these borrowings of four basis points to 1.98% for the three months ended September 30, 2014 from 2.02% for the comparable period in 2013.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses decreased $75,000, or 2.8%, to $2.6 million for the three months ended September 30, 2014 compared to $2.7 million for the comparable period in 2013. The Company’s net interest margin expressed as a percentage of average interest-earning assets increased to 3.36% for the three months ended September 30, 2014 as compared to 3.35% for the three months ended September 30, 2013. The average tax equivalent yield on interest-earning assets decreased five basis points to 3.85% for the three months ended September 30, 2014 from 3.90% for the comparable period ended September 30, 2013. The average balance of interest earning assets decreased $9.5 million to $307.4 million for the three months ended September 30, 2014 from $316.9 million for the three months ended September 30, 2013. The yield on taxable securities increased 11 basis points to 1.57% for the three months ended September 30, 2014 from 1.46% for the comparable prior year period. The yield on average loans decreased 28 basis points to 5.14% for the three months ended September 30, 2014 from 5.42% for the three months ended September 30, 2013. In addition, there was a six basis point decrease in the cost of average interest-bearing liabilities to 0.48% for the three months ended September 30, 2014 as compared to 0.54% for the comparable 2013 period.

Provision for Loan Losses. The Bank’s provision for loan losses decreased $195,000 to a credit of $75,000 for the three months ended September 30, 2014 from $120,000 for the comparable period in 2013. The $195,000 decrease in the provision was the result of management’s quarterly analysis of the allowance for loan losses. At September 30, 2014, December 31, 2013 and September 30, 2013, nonperforming loans totaled $2.9 million, $942,000 and $1.9 million, respectively. At September 30, 2014, the ratio of the allowance for loan losses to nonperforming loans was 93.9% compared to 213.3% at December 31, 2013 and 126.9% at September 30, 2013. The ratio of the allowance to total loans was 1.40%, 1.28% and 1.28%, at September 30, 2014, December 31, 2013 and September 30, 2013, respectively.

Nonperforming loans increased $1.9 million, or 203.3%, to $2.9 million at September 30, 2014 from $942,000 at December 31, 2013. The largest component of nonperforming loans is commercial real estate loans, which increased to $1.3 million, or 45.3% of total nonperforming loans, at September 30, 2014, from $437,000 at December 31, 2013. Nonperforming residential real estate loans increased to $539,000 at September 30, 2014 from zero at December 31, 2013 and nonperforming home equity lines of credit increased to $1.0 million at September 30, 2014 from $505,000 at December 31, 2013. Charge-offs, net of recoveries, totaled ($23,000) for the three months ended September 30, 2014 compared to $10,000 for the three months ended September 30, 2013. Nonperforming loans are loans that are ninety days past due and placed on nonaccrual status. Management continues to take aggressive actions in identifying and disposing of problem credits.

The amounts of the provision and allowance for loan losses are influenced by a number of factors, including current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. Should the local economic climate continue to deteriorate, borrowers may experience increased difficulties paying off loans and the level of non-performing loans, charge-offs, and delinquencies could continue to rise, which would require us to further increase the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions. Management believes that, based on information available at September 30, 2014, the Bank’s allowance for loan losses was adequate to cover probable incurred losses inherent in its loan portfolio at that time. However, no assurances can be given that the Bank’s level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance will not be necessary if economic or other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance. In addition, the FDIC and IDFPR, as an integral part of their examination processes, periodically review the Bank’s allowance for loan losses and may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management.

Noninterest Income

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$95	$89	$6	6.74%
Gain on sale of loans	133	222	(89)	(40.09)
Gain on sale of foreclosed assets	-	7	(7)	100.00
Other non-interest income	279	231	48	20.78
Total non-interest income	$507	$549	$(42)	(7.65)

Noninterest income totaled $507,000 and $549,000 for the three months ended September 30, 2014 and 2013, respectively. Gain on sale of loans decreased $89,000 to $133,000 for the three months ended September 30, 2014 from $222,000 for the comparable prior year period. Gain on sale of foreclosed assets decreased $7,000 to zero for the three months ended September 30, 2014 as compared to the prior year period. Other non-interest income increased $48,000 to $279,000 for the three months ended September 30, 2014 from $231,000 for the comparable prior year period primarily due to increased interchange income related to debit card usage.

Noninterest Expense

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
		(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$1,469	$1,468	$1	0.07%
Net occupancy and equipment expense	301	299	2	0.67
Data processing expense	252	341	(89)	(26.10)
Advertising and promotions	45	47	(2)	(4.26)
Professional fees	200	343	(143)	(41.69)
FDIC insurance premiums	128	205	(77)	(37.56)
Write-down on other real estate owned	25	386	(361)	(93.52)
Other real estate owned expenses	36	187	(151)	(80.75)
Other operating expenses	206	282	(76)	(26.95)
Total non-interest expenses	$2,662	$3,558	$(896)	(25.18)

Noninterest expense decreased by $896,000 to $2.7 million for the three months ended September 30, 2014 from $3.6 million for the comparable prior year period. Professional fees decreased $143,000, or 41.7%, to $200,000 for the three months ended September 30, 2014 from $343,000 for the comparable prior year period. This decrease is primarily due to lower attorney’s fees related to resolving problem credits. FDIC insurance premiums decreased $77,000, or 37.6%, to $128,000 for the three months ended September 30, 2014 compared to $205,000 for the prior year period. Other real estate owned expenses decreased to $36,000 for the three months ended September 30, 2014 compared to $187,000 for the comparable prior year period. In addition, write-downs on foreclosed assets decreased to $25,000 for the three months ended September 30, 2014 from $386,000 for the comparable prior year period. This decrease is due to lower expenses related to OREO valuation adjustments. Data processing expenses decreased $89,000, or 26.1%, to $252,000 for the three months ended September 30, 2014 from $341,000 for the three months ended September 30, 2013. This decrease is primarily due to the savings from the core processing conversion the Bank completed in the fourth quarter of 2013. Advertising expenses decreased $2,000 to $45,000 for the three months ended September 30, 2014 compared to the prior year period. Other operating expenses decreased $76,000 to $206,000 for the three months ended September 30, 2014 from $282,000 for the comparable prior year period primarily due to decreased directors and officers insurance premiums and mortgage division related expenses. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to its market

Income Tax Expense. The Company recorded a tax benefit of $4.0 million on $523,000 in pre-tax income for the three months ended September 30, 2014. This tax benefit was due to the reversal of the valuation allowance on a portion of the Company’s net deferred tax assets, made possible by the Company’s return to profitability. The valuation allowance against the Company’s deferred tax assets was established as of December 31, 2011. The determination of being able to realize the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future taxable income and tax planning strategies. Management considered both positive and negative evidence regarding the Company’s ability to realize the deferred tax assets, which is largely dependent upon the ability to derive benefits based upon future taxable income. As of September 30, 2014, management determined that the realization of a portion of the deferred tax asset was more likely than not as required by accounting principles and reversed that amount which was fully supported by the analysis. Income tax expense totaled zero for the three months ended September 30, 2013.

Comparison of Operating Results for the Nine Months Ended September 30, 2014 and 2013

General. The Company’s net income for the nine months ended September 30, 2014 totaled $5.2 million compared to a net loss of $3.2 million for the nine months ended September 30, 2013. This represents basic and diluted earnings per share of $0.17 for the nine months ended September 30, 2014 compared to a basic and diluted loss per share of $0.53 for the nine months ended September 30, 2013. The improvement in operating results for the nine months ended September 30, 2014 is primarily the result of the $4.0 million reversal of the valuation allowance on the Company’s deferred tax assets discussed earlier and the combined effect of a $1.3 million decrease in provision for loan losses, a $109,000 increase in net interest income, a $3.1 million decrease in noninterest expense and an $268,000 decrease in noninterest income.

Net interest income. The following table summarizes interest and dividend income and interest expense for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$7,571	$7,972	$(401)	(5.03%)
Securities:
Taxable	1,019	790	229	28.99
Exempt from federal tax	296	191	105	54.97
Other interest income	43	104	(61)	(58.65)
Total interest and dividend income	8,929	9,057	(128)	(1.41)

Interest expense:
Deposits	908	1,120	(212)	(18.93)
Federal Home Loan Bank advances and
other borrowings	68	92	(24)	(26.09)
Subordinated debentures	51	52	(1)	(1.92)
Total interest expense	1,027	1,264	(237)	(18.75)
Net interest income	$7,902	$7,793	$109	1.40

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

The following table summarizes average balances and annualized average yields or costs for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014			2013
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
Interest-earning assets:
Taxable securities	$82,710	$1,019	1.65%	$68,158	$790	1.55%
Tax-exempt securities (1)	17,118	446	3.48	8,414	290	4.61
Loan receivables (2)	194,817	7,571	5.20	198,699	7,972	5.36
Interest-bearing deposits,
FHLB stock and other	19,421	43	0.29	42,739	104	0.33
Total interest-earning assets	$314,066	9,079	3.86	$318,010	9,156	3.85

Interest-bearing liabilities:
NOW accounts	70,964	95	0.18	74,128	118	0.21
Regular savings	73,683	144	0.26	69,350	151	0.29
Money market accounts	44,140	97	0.29	44,729	124	0.37
Certificates of deposit	82,293	572	0.93	94,051	727	1.03
FHLB advances and other	4,384	68	2.08	5,921	92	2.08
Subordinated debentures	3,609	51	1.88	3,609	52	1.93
Total interest-bearing liabilities	$279,073	1,027	0.49	$291,788	1,264	0.58

Net interest income/interest rate spread (3)		8,052	3.37%		7,892	3.27%
Less: Taxable equivalent adjustment		150			99
Net interest income as reported		$7,902			$7,793
Net interest margin (4)			3.36%			3.28%
Tax equivalent effect			0.06%			0.04%
Net interest margin on a fully tax equivalent basis			3.43%			3.32%

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

Interest Income. Interest income decreased $128,000 to $8.9 million for the nine months ended September 30, 2014. The average tax equivalent yield on interest-earning assets increased one basis point to 3.86% for the nine months ended September 30, 2014 from 3.85% for the comparable prior year period. In addition, interest-earning assets decreased $3.9 million to $314.1 million for the nine months ended September 30, 2014 from $318.0 million for the comparable prior year period.

Interest and fees on loans decreased $401,000, or 5.0%, to $7.6 million for the nine months ended September 30, 2014, compared to $8.0 million for the comparable prior year period. This decrease resulted from a decrease in the average balance of loans of $3.9 million to $194.8 million for the nine months ended September 30, 2014 from $198.7 million for the comparable prior year period. In addition, the average loan yield decreased 16 basis points to 5.20% for the nine months ended September 30, 2014 compared to 5.36% for the nine months ended September 30, 2013. Interest on taxable securities increased $229,000 for the nine months ended September 30, 2014 compared to the comparable prior year period. This increase is primarily due to an increase in the average balance of taxable securities of $14.6 million to $82.7 million for the nine months ended September 30, 2014 from $68.2 million for the comparable prior year period. In addition, the average yield on taxable securities increased 10 basis points to 1.65% for the nine months ended September 30, 2014 from 1.55% for the comparable prior year period.

Interest Expense. Interest expense decreased $237,000, or 18.8%, to $1.0 million for the nine months ended September 30, 2014, from $1.3 million for the nine months ended September 30, 2013. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities of nine basis points to 0.49% for the nine months ended September 30, 2014 from 0.58% for the comparable prior year period, which is primarily due to a decrease in overall market rates. In addition, the average balance of interest bearing liabilities decreased $12.7 million to $279.1 million for the nine months ended September 30, 2014 from $291.2 million for the comparable prior year period. Interest expense resulting from Federal Home Loan Bank advances, subordinated debentures and other borrowings decreased $25,000 during the nine months ended September 30, 2014. The average balance on these borrowings decreased $1.5 million to $8.0 million for the nine months ended September 30, 2014 from $9.5 million for the comparable prior year period. In addition, there was a decrease in the average cost of these borrowings of three basis points to 1.99% for the nine months ended September 30, 2014 from 2.02% for the comparable period in 2013.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses increased $109,000, or 1.4%, to $7.9 million for the nine months ended September 30, 2014 compared to $7.8 million for the comparable period in 2013. The Company’s net interest margin expressed as a percentage of average interest-earning assets increased to 3.36% for the nine months ended September 30, 2014 as compared to 3.28% for the nine months ended September 30, 2013. The average tax equivalent yield on interest-earning assets increased one basis point to 3.86% for the nine months ended September 30, 2014 from 3.85% for the comparable period ended September 30, 2013. The average balance of interest earning assets decreased $3.9 million to $314.1 million for the nine months ended September 30, 2014 from $318.0 million for the nine months ended September 30, 2013. The yield on taxable securities increased 10 basis points to 1.65% for the nine months ended September 30, 2014 from 1.55% for the comparable prior year period. The yield on average loans decreased 16 basis points to 5.20% for the nine months ended September 30, 2014 from 5.36% for the nine months ended September 30, 2013. In addition, there was a nine basis point decrease in the cost of average interest-bearing liabilities to 0.49% for the nine months ended September 30, 2014 as compared to 0.58% for the comparable 2013 period.

Provision for Loan Losses. The Bank’s provision for loan losses decreased to $111,000 for the nine months ended September 30, 2014 from $1.4 million for the comparable period in 2013. The $1.3 million decrease in the provision was the result of management’s quarterly analysis of the allowance for loan losses. Charge-offs, net of recoveries, totaled ($71,000) for the nine months ended September 30, 2014 compared to $1.9 million for the nine months ended September 30, 2013. Nonperforming loans are loans that are ninety days past due and placed on nonaccrual status. Management continues to take aggressive actions in identifying and disposing of problem credits.

Noninterest Income

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$276	$260	$16	6.15%
Gain on sale of loans	389	993	(604)	(60.83)
Loss on sale of foreclosed assets	(21)	(331)	310	93.66
Gain on sale of securities	-	55	(55)	(100.00)
Other non-interest income	778	713	65	9.12
Total non-interest income	$1,422	$1,690	$(268)	(15.86)

Noninterest income totaled $1.4 million and $1.7 million for the nine months ended September 30, 2014 and 2013, respectively. Gain on sale of loans decreased $604,000 to $389,000 for the nine months ended September 30, 2014 from $993,000 for the comparable prior year period. Loss on sale of foreclosed assets improved $310,000 to a loss of $21,000 for the nine months ended September 30, 2014 as compared to the prior year period. Other non-interest income increased $65,000 to $778,000 for the nine months ended September 30, 2014 from $713,000 for the comparable prior year period primarily due to increased interchange income related to debit card usage.

Noninterest Expense

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
		(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$4,326	$4,584	$(258)	(5.63%)
Net occupancy and equipment expense	969	954	15	1.57
Data processing expense	751	1,009	(258)	(25.57)
Advertising and promotions	120	137	(17)	(12.41)
Professional fees	616	1,058	(442)	(41.78)
FDIC insurance premiums	400	617	(217)	(35.17)
Write-down on other real estate owned	115	1,251	(1,136)	(90.81)
Other real estate owned expenses	126	507	(381)	(75.15)
Other operating expenses	591	1,039	(448)	(43.12)
Total non-interest expenses	$8,014	$11,156	$(3,142)	(28.16)

Noninterest expense decreased by $3.2 million to $8.0 million for the nine months ended September 30, 2014 from $11.2 million for the comparable prior year period. Salaries and employee benefits expenses decreased by $258,000, or 5.6%, to $4.3 million for the nine months ended September 30, 2014. This decrease is primarily due to a lower level of full-time equivalents as the Bank gained efficiencies as the result of a core processing conversion and lower commissions paid on mortgage loans sales. Professional fees decreased $442,000, or 41.8%, to $616,000 for the nine months ended September 30, 2014 from $1.1 million for the comparable prior year period. This decrease is primarily due to lower attorney’s fees related to resolving problem credits. FDIC insurance premiums decreased by $217,000, or 35.2%, to $400,000 for the nine months ended September 30, 2014 compared to $617,000 for the prior year period. Other real estate owned expenses decreased to $126,000 for the nine months ended September 30, 2014 compared to $507,000 for the comparable prior year period. In addition, write-downs on foreclosed assets decreased to $115,000 for the nine months ended September 30, 2014 from $1.3 million for the comparable prior year period. This decrease is due to lower expenses related to OREO valuation adjustments. Data processing expenses decreased $258,000, or 25.6%, to $751,000 for the nine months ended September 30, 2014 from $1.0 million for the nine months ended September 30, 2013. This decrease is primarily due to the savings from the core processing conversion the Bank completed in the fourth quarter of 2013. Advertising expenses decreased $17,000 to $120,000 for the nine months ended September 30, 2014 compared to the prior year period. Offsetting these decreases was an increase of $15,000 in occupancy expense primarily related to snow removal costs for the nine months ended September 30, 2014. Other operating expenses decreased $448,000 to $591,000 for the nine months ended September 30, 2014 from $1.0 million for the comparable prior year period primarily due to decreased directors and officers insurance premiums, mortgage division related expenses and lower corporate franchise taxes. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to its market.

Income Tax Expense. The Company recorded a tax benefit of $4.0 million on $1.2 million pre-tax income for the nine months ended September 30, 2014. This tax benefit was due to the reversal of the valuation allowance on a portion of the Company’s net deferred tax assets, made possible by the Company’s return to profitability. The determination of being able to realize the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future taxable income and tax planning strategies. Management considered both positive and negative evidence regarding the Company’s ability to realize the deferred tax assets, which is largely dependent upon the ability to derive benefits based upon future taxable income. As of September 30, 2014, management determined that the realization of a portion of the deferred tax asset was more likely than not as required by accounting principles and reversed that amount which was fully supported by the analysis. Income tax expense totaled $146,000 for the nine months ended September 30, 2013.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company’s primary source of funds is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is generally restricted under applicable law to net profits in the current year plus those for the previous two years. At September 30, 2014, the Company had liquid assets of $3.2 million.

Contractual Obligations

The following table discloses contractual obligations of the Company as of September 30, 2014:

	Payments Due By Year
(Dollars in Thousands)	2014	2015	2016	2017	2018	and after	Total
Federal Home Loan Bank
advances	$-	$2,000	$-	$-	$-	$-	$2,000
Subordinated debentures	-	-	-	-	-	3,609	3,609
Data Processing (1), (2)	165	660	660	660	660	1,980	4,785
Total	$165	$2,660	$660	$660	$660	$5,589	$10,394

(1)	Estimated contract amount based on transaction volume. Actual expense was $750,000 and $737,000 in 2013 and 2012, respectively.
(2)	A new contract was signed and is effective until October 14, 2020.

Off-balance-sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see Note 15 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 28, 2014. We currently have no plans to engage in hedging activities in the future. For the year ended December 31, 2013 and for the nine months ended September 30, 2014, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 4: CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the nine months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation of Community Financial Shares, Inc. (1)
3.2	Bylaws of Community Financial Shares, Inc. (1)
4.1	Form of Common Stock Certificate of Community Financial Shares, Inc. (2)
4.2	Form of Stock Certificate for Series C Convertible Noncumulative Perpetual Preferred Stock of Community Financial Shares, Inc. (2)
4.3	Form of Stock Certificate for Series D Convertible Noncumulative Perpetual Preferred Stock of Community Financial Shares, Inc. (2)
4.4	Form of Stock Certificate for Series E Convertible Noncumulative Perpetual Preferred Stock of Community Financial Shares, Inc. (2)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

______________

(1) Incorporated by reference to the appendices to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2013.

(2) Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL SHARES, INC.
(Registrant)

/s/ Donald H. Wilson
Donald H. Wilson
Dated: November 14, 2014
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Eric J. Wedeen
Eric J. Wedeen
Dated: November 14, 2014
Chief Financial Officer
(Principal Financial Officer)

