Form 10-K
period 2014-12-31
COMMUNITY FINANCIAL SHARES INC
filed 2015-03-13
CIK 1123735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $9,411,000 based upon the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 2, 2015
Common Stock, $0.01 par value per share	10,781,988 shares

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

•	The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, an escalation in problem assets and foreclosures, a deterioration in the credit quality and value of the Company’s assets, especially real estate, which, in turn would likely reduce our customers’ borrowing power and the value of assets and collateral associated with our existing loans;

•	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters;

•	The failure of assumptions underlying the establishment of our allowance for loan losses, that may prove to be materially incorrect or may not be borne out by subsequent events;

•	The success and timing of our business strategies and our ability to effectively carry out our business plan;

•	An inability to meet our liquidity needs;

•	The effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the Securities and Exchange Commission, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters;

•	The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations;

•	The risks of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;

•	The effect of changes to our regulatory ratings or capital levels under the regulatory framework for prompt corrective action or the imposition of additional enforcement action by regulatory authorities upon the Company or its wholly owned subsidiary as a result of our inability to comply with applicable laws, regulations, regulatory orders and agreements;

•	Our ability to utilize our net deferred tax assets in future periods;

•	Our ability to effectively manage market risk, credit risk and operational risk;

•	The ability of the Company to compete with other financial institutions as effectively as the Company currently intends due to increases in competitive pressures in the financial services sector;

•	The inability of the Company to obtain new customers and to retain existing customers;

•	The timely development and acceptance of products and services including services, products and services offered through alternative delivery channels such as the Internet;

•	Technological changes implemented by the Company and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers;

•	The ability of the Company to develop and maintain secure and reliable electronic systems;

•	The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner;

•	Business combinations which may be more difficult or expensive than expected;

•	The costs, effects and outcomes of existing or future litigation;

•	The ability of the Company to manage the risks associated with the foregoing as well as anticipated;

•	Disruption of current plans and operations caused by the announcement and pendency of the proposed Merger;

•	The potential impact of the announcement and pendency of the proposed Merger on relationships with third parties, including customers, employees and competitors, and the Company’s ability to hire and retain key personnel;

•	Failure to satisfy closing conditions to the proposed Mergers;

•	Unanticipated difficulties or expenditures relating to the Merger; and

•	Legal proceedings that may be instituted against the Company and others following announcement of the proposed Merger.

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

PART I

Item 1. Business

General

Community Financial Shares, Inc. (the “Company”) is a registered bank holding company. The operations of the Company and its banking subsidiary, Community Bank-Wheaton/Glen Ellyn (the “Bank”), consist primarily of those financial activities common to the commercial banking industry and are explained more fully below under the heading “—Lending Activities,” Unless the context otherwise requires, the term “Company” as used herein includes the Company and the Bank on a consolidated basis. All of the operating income of the Company is attributable to the Bank,.

The Company was incorporated in the State of Delaware in July 2000 as part of an internal reorganization whereby the stockholders of the Bank exchanged all of their Bank stock for all of the issued and outstanding stock of the Company. The reorganization was completed in December 2000. As a result of the reorganization, the former stockholders of the Bank acquired 100% of the Company’s stock and the Company acquired (and still holds) 100% of the Bank’s stock. The former Bank stockholders received two shares of the Company’s common stock for each share of Bank common stock exchanged in the reorganization. On June 25, 2013 the Company changed its state of incorporation from Delaware to Maryland. The reincorporation, which was effected to eliminate the Company’s significant annual Delaware franchise tax expense, was approved by the stockholders of the Company at the annual meeting of stockholders held on June 13, 2013. The Company was formed for the purpose of providing financial flexibility as a holding company for the Bank. At the present time, the Company has no specific plans of engaging in any activities other than operating the Bank as a subsidiary.

The Bank was established as a state chartered federally insured commercial bank on March 1, 1994 and opened for business on November 21, 1994 at its main office on Roosevelt Road in Glen Ellyn. The Bank opened a second location in downtown Wheaton on November 21, 1998. A third location was opened in northwest Wheaton on March 24, 2005. A fourth full service branch was opened on November 21, 2007 in north Wheaton. The Bank provides banking services common to the industry, including but not limited to, demand, savings and time deposits, loans, mortgage loan origination for investors, cash management, electronic banking services, Internet banking services (including online bill payment), Community Investment Center services, and debit cards. The Bank serves a diverse customer base including individuals, businesses, governmental units, and institutional customers located primarily in Wheaton and Glen Ellyn and surrounding communities in DuPage County, Illinois. The Bank has banking offices in Glen Ellyn, and Wheaton, Illinois.

Market Area

The Company is located in the village of Glen Ellyn in DuPage County in Illinois. Glen Ellyn is a suburb of Chicago and is located approximately 23 miles directly west of the city. The combined population of Wheaton and Glen Ellyn is approximately 84,000 while the county of DuPage currently has approximately 920,000 residents. The median household income within the Bank’s market area is above $78,000, which is higher than the area average. The economic base of both communities is comprised primarily of professionals and service related industry. There are no dominant employers in the area. However, the DuPage County offices as well as the College of DuPage, both of whom are nearby, are likely the largest. The local economy remains stable however, real estate values have been negatively impacted which is reflected in the local real estate market.

Regulatory Matters

As previously disclosed, on January 10, 2014, the Bank received notification from the Federal Deposit Insurance Corporation (the “FDIC”) and the Division of Banking of the Illinois Department of Financial and Professional Regulation (the “IDFPR”) that the Consent Order (the “Order”) issued to the Bank by the FDIC and IDFPR on January 21, 2011 was terminated effective January 10, 2014. The material terms and conditions of the Order were previously disclosed in the Company’s Current Report on Form 8-K filed on January 26, 2011. In connection with the termination of the Order, the Bank agreed to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets. At December 31, 2014 our Tier 1 and total capital ratios were 7.7% and 13.4%, respectively, compared to 7.7% and 12.9% at September 30, 2014, 7.2% and 12.5% at June 30, 2014, 7.0% and 12.0% at March 31, 2014 and 6.8% and 11.9% at December 31, 2013, respectively.

The Merger Agreement

On March 2, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Wintrust Financial Corporation (“Wintrust”), an Illinois corporation, and Wintrust Merger Sub LLC (“Merger Co.”), an Illinois limited liability company and wholly owned subsidiary of Wintrust. The Merger Agreement provides for, subject to the satisfaction or waiver of certain conditions, the acquisition of the Company by Wintrust for aggregate consideration intended to total $42,375,000, subject to certain adjustments as set forth in the Merger Agreement, as described further below. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into Merger Co. (the “Merger”), with Merger Co. as the surviving corporation in the Merger. The Merger Agreement also provides that, following the approval of certain amendments to the Company’s articles of incorporation by the Company’s stockholders, each outstanding share of the Company’s Series C preferred stock, Series D preferred stock and Series E preferred stock (collectively, the “Company Preferred Stock”) will automatically convert into shares of Company common stock immediately prior to the effective time of the Merger (the “Effective Time”), without any action on the part of the holder (the “Preferred Stock Conversion”). The Merger Agreement also contemplates that, prior to the closing date of the Merger, each option granted by the Company to purchase Company common stock that is outstanding and unexercised as of the date of the Merger Agreement will be terminated, cancelled and redeemed by the Company, and holders of such options will not be entitled to receive the merger consideration.

At the Effective Time, shares of Company common stock outstanding (including shares of Company Preferred Stock which will have been converted into Company common stock in connection with the Preferred Stock Conversion and excluding shares held by the Company and its subsidiary bank and dissenting shares) will be converted into the right to receive the merger consideration, which is intended to be paid approximately 50% in cash and approximately 50% in shares of Wintrust common stock. The total number of shares of Wintrust common stock to be issued to Company stockholders will be calculated by dividing $21,187,500 by the average, calculated for the ten trading day period ending on the second trading day preceding the closing date of the Merger, of the volume-weighted average price of Wintrust’s common stock for each trading day during such period (the “Wintrust Common Stock Price”); provided, however, that if the Wintrust Common Stock Price is less than $42.50, then the number of Wintrust common shares to be issued to Company stockholders will be 498,530, and if the Wintrust Common Stock Price is greater than $52.50, then the number of Wintrust common shares to be issued to Company stockholders shall be 403,572, subject in each case to adjustment as set forth in the Merger Agreement. If the Company fails to achieve a specified adjusted net worth, calculated as set forth in the Merger Agreement, as of the closing, then the aggregate consideration to be paid to Company stockholders shall be reduced dollar-for-dollar by an amount equal to the amount of such shortfall, as set forth in the Merger Agreement.

The completion of the Merger is subject to certain closing conditions, including, among others, (i) the receipt of required regulatory approvals and expiration of required regulatory waiting periods; (ii) receipt of requisite approvals by the Company’s stockholders of the Merger and other transactions contemplated in the Merger Agreement, including the Preferred Stock Conversion; (iii) the absence of dissenting stockholders representing greater than 5% of the shares of outstanding common stock of the Company (including shares of Company Preferred Stock which will have been converted into Company common stock in connection with the Preferred Stock Conversion); (iv) the absence of certain litigation or orders; and (v) the filing by the Company with appropriate tax authorities of certain amendments to the Company’s consolidated federal and state income tax returns.

The Merger Agreement provides certain termination rights for both Wintrust and the Company and further provides that a termination fee of either $900,000 or $1,750,000, plus documented out-of-pocket expenses and costs not to exceed $325,000, will be payable by the Company upon termination of the Merger Agreement under certain circumstances. The Merger Agreement also provides that a termination fee of $900,000, plus documented out-of-pocket expenses and costs not to exceed $325,000, will be payable by Wintrust upon termination of the Merger Agreement under certain circumstances.

Other Recent Developments

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

As a result of the deterioration in economic conditions and the local real estate market, the Company experienced net losses of $4.6 million, $11.0 million, $2.5 million, $2.8 million and net income of $5.4 million for the fiscal years ended December 31, 2010, 2011, 2012, 2013, and 2014 respectively. During this time, the book value of the Company’s common stock, on a fully converted basis, decreased from $14.26 per share at December 31, 2010 to $0.96 per share at December 31, 2014. The Company also experienced loan loss provisions totaling $8.3 million, $6.2 million and $1.5 million for the fiscal years ended December 31, 2010, 2011 and 2012, respectively, and experienced a loan loss provision of $1.4 million for the year ended December 31, 2013.  Total nonperforming assets have decreased from $23.3 million at December 31, 2010 to $4.6 million at December 31, 2014.

December 2012 Private Placement Offering

As previously disclosed, in an effort to satisfy the increased capital requirements set forth in the Order, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”), dated as of November 13, 2012, with certain accredited investors and members of the Company’s Board of Directors and executive management team pursuant to which, on December 21, 2012, the Company issued an aggregate of 4,315,300 shares of common stock at $1.00 per share, 133,411 shares of Series C convertible noncumulative perpetual preferred stock (the “Series C Preferred Stock”) at $100.00 per share, 56,708 shares of Series D convertible noncumulative perpetual preferred stock (the “Series D Preferred Stock”) at $100.00 per share and 6,728 shares of Series E convertible noncumulative perpetual preferred stock (the “Series E Preferred Stock”) at $100.00 per share in a private placement offering, for gross proceeds of $24.0 million. The 133,411 shares of Series C Preferred Stock, the 56,708 shares of Series D Preferred Stock and the 6,728 shares of Series E Preferred Stock are convertible into 13,341,100, 5,670,800 and 672,800 shares of Company common stock, respectively. The effective price per share paid by investors was $1.00 per common share after taking into account the anti-dilution provisions of the Securities Purchase Agreement.

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

Under the Securities Purchase Agreement, certain investors were permitted to purchase additional shares of Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, as applicable, in a subsequent second closing to the extent their ownership interests in the Company were diluted by the issuance of shares in the rights offering. On July 17, 2013, the Company consummated the second closing, pursuant to which it issued to certain investors an aggregate of 1,192 shares of Series C Preferred Stock at $100.00 per share and 1,385 shares of Series D Preferred Stock at $100.00 per share for gross proceeds of $257,700. The 1,192 shares of Series C Preferred Stock and the 1,385 shares of Series D Preferred Stock that were issued in connection with the second closing are convertible into 119,200 and 138,500 shares of Company common stock, respectively. The second closing resulted in $257,700 in gross proceeds, or $226,850 in net proceeds after deducting offering expenses of $30,850. The Company used the net proceeds from the second closing to enhance the capital position of the Company.

Rights Offering. As previously disclosed, and in accordance with the provisions of the Securities Purchase Agreement, on March 28, 2013, the Company sold 483,121 shares of common stock at a price of $1.00 per share in a nontransferable rights offering for gross proceeds of $483,121, or $424,800 in net proceeds after deducting offering expenses of $58,300. The Company used the net proceeds from the rights offering to enhance the capital position of the Company. Including the second closing and rights offering, gross proceeds of the private placement offering totaled $24.7 million, or $22.1 million in net proceeds after deducting aggregate offering expenses of $2.6 million.

Board Representation. The Securities Purchase Agreement provided that the size of the Board of Directors of the Company may not exceed nine members and that, subject to any required regulatory approvals, the Company would (i) appoint Donald H. Wilson as the Chairman of the Company’s and the Bank’s Board of Directors and (ii) appoint three individuals approved by three different nominating investors as members of the Company’s and the Bank’s Board of Directors and to certain committees thereof. Each of the nominating investors has the right to be represented on the Board of Directors of the Company and the Bank by one director of its choice for as long as it maintains at least a 2.5% ownership interest in the Company. Upon the receipt of all required regulatory approvals, Mr. Wilson was appointed as Chairman of the Board and Daniel Strauss, Christopher Hurst and Philip Timyan were appointed as directors of the Company and the Bank in accordance with the terms of the Securities Purchase Agreement. In anticipation of these appointments, and pursuant to the restriction in the Securities Purchase Agreement that the size of the Board of Directors may not exceed nine members, Donald H. Fischer retired as Chairman of the Board of Directors in January 2013 and William F. Behrmann, H. David Clayton, Joseph S. Morrissey and Robert F. Haeger resigned from the Board of Directors in February 2013.

On December 4, 2013, the Bank and the Company entered into a entered into a Separation Agreement and General Release of All Claims with Scott W. Hamer, the former President and Chief Executive Officer of the Company and the Bank. Pursuant to the terms of the agreement, Mr. Hamer agreed to resign as a director of the Company and the Bank effective December 4, 2013.

Use of Proceeds. The proceeds of the December 2012 private placement were used to (i) redeem the Company’s $6.9 million of preferred stock previously issued to the U.S. Department of Treasury pursuant to the TARP Capital Purchase Program, (ii) repay the Company’s indebtedness to a third party lender, (iii) enhance the capital of the Bank, as required by the terms of the Order previously issued by FDIC and IDFPR, and (iv) support the future operational growth of the Company. On November 13, 2012, the Company entered into a securities purchase agreement with the U.S. Department of Treasury (the “TARP Securities Purchase Agreement”) pursuant to which, subject to the completion of the December 2012 private placement offering and the receipt of Federal Reserve Board approval, the Company agreed to repurchase the shares of preferred stock it previously issued pursuant to the Department of Treasury under the TARP Capital Purchase Program for $3,293,550 plus an amount equal to 45% of the accrued and unpaid dividends on such preferred shares. The Company consummated the transactions contemplated by the TARP Securities Purchase Agreement on December 21, 2012.

Stockholder Approval. In order to consummate the transactions contemplated by the Securities Purchase Agreement, the Company was required to obtain stockholder approval of (i) a proposal to amend the Company’s Certificate of Incorporation to increase the authorized number of shares of the common stock of the Company to 75,000,000 shares from 5,000,000 shares and (ii) a proposal to amend the Company’s Certificate of Incorporation to specify that each outstanding share of Company common stock is entitled to one vote on each matter submitted to a vote of the Company’s stockholders so that each share of convertible voting preferred stock issued in the private placement could vote together with the shares of Company common stock on an as converted basis. Each of these proposals required the approval of the holders of a majority of the Company’s outstanding shares of common stock. In order to reduce the expense associated with holding a special meeting of the Company’s stockholders, the Board of Directors elected to obtain stockholder approval of the amendments described above by written consent pursuant to Section 228 of the Delaware General Corporation Law, rather than by calling a meeting of stockholders. Accordingly, on November 12, 2012, the Board of Directors voted to eliminate Article II, Section 13 of the Company’s Bylaws, which provided that any action taken by stockholders of the Company without a meeting required the written consent of all of the stockholders entitled to vote with respect to the subject matter. The amendment to the Bylaws was effected without stockholder approval, which was not required under Delaware law. On December 12, 2012, the Company received the requisite number of stockholder consents needed to approve both amendments to the Company’s Certificate of Incorporation.

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

Registration Rights Agreement. In connection with the execution of the Securities Purchase Agreement, the Company and each of the investors in the private placement offering also entered into a Registration Rights Agreement. The Registration Rights Agreement required the Company to file a registration statement with the Securities and Exchange Commission to register the resale of the shares of common stock issuable upon the conversion of the Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock by investors participating in the private placement offering and also provides investors with demand and piggyback registration rights under certain circumstances.

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

September 2013 Private Placement Offering

On September 30, 2013, the Company consummated its previously announced second private placement offering, pursuant to which the Company issued 2,836,900 shares of common stock to accredited investors at a purchase price of $1.00 per share. In connection with the closing of the September 2013 private placement offering, the Company also issued an additional 350,200 shares of common stock at a purchase price of $1.00 per share and 7,334 shares of Series D convertible noncumulative perpetual preferred stock at a purchase price of $100.00 per share to existing stockholders of the Company. The additional shares of common stock and preferred stock were issued to satisfy the exercise of non-dilution rights afforded to stockholders under the Securities Purchase Agreement. Including these anti-dilution shares, the Company raised aggregate proceeds of $3.9 million in connection with the completion of the private placement offering, which resulted in $3.4 million in net proceeds after deducting offering expenses of $472,000. The Company used the net proceeds from the September 2013 private placement offering to invest $500,000 in the Bank and to further enhance the capital position of the Company. The issuance of shares in the September 2013 private placement offering was approved by at least two-thirds of the Company’s Board of Directors as required under the Securities Purchase Agreement. After giving effect to the first and second closings of the December 2012 private placement offering, the March 2013 rights offering and the September 2013 private placement offering, the number of shares of outstanding Company common stock increased from 1,245,267 to 10,781,988 since the execution of the Securities Purchase Agreement on November 13, 2012.

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

The Company’s loan portfolio by major category as of December 31 for each of the past five years is shown below.

	2014	2013	2012	2011	2010
			(In thousands)
Real estate
Commercial	$92,669	$97,813	$96,588	$94,513	$94,356
Construction	1,853	1,856	3,615	4,361	15,435
Residential	26,676	26,240	20,875	21,054	25,964
Home Equity	46,339	47,050	50,444	59,176	66,243
Total real estate	167,537	172,959	171,522	179,104	201,998
Commercial	16,048	21,379	24,388	26,203	25,572
Consumer	1,163	1,384	1,313	1,392	1,399
Total loans	184,748	195,722	197,223	206,699	228,969
Deferred loan costs, net	267	229	200	265	317
Allowance for loan losses	(2,442)	(2,500)	(3,032)	(8,854)	(7,679)
Loans, net	$182,573	$193,451	$194,391	$198,110	$221,607

Loan Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of total loans outstanding as of December 31, 2014 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

	Maturing
	Within One	After One But Within	After Five
	Year	Five Years	Years	Total
	(Dollars in thousands)
Commercial	$7,968	$5,951	$2,129	$16,048
Real Estate	17,528	97,343	52,666	167,537
Consumer	167	996	-	1,163
Totals	$25,663	$104,290	$54,795	$184,748

Below is a schedule of loan amounts maturing or re-pricing, classified according to sensitivity to changes in interest rates, as of December 31, 2014.

	Interest Sensitivity
	Fixed Rate	Variable Rate	Total
	(Dollars in thousands)
Due within three months	$3,606	$1,871	$5,477
Due after three months but within one year	9,065	11,121	20,186
Due after one but within five years	76,263	28,026	104,289
Due after five years	25,023	29,773	54,796
Total	$113,957	$70,791	$184,748

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

In addition to loans originated for the secondary market, the Bank has portfolio loans secured by one-to-four family residential real estate that totaled approximately $26.7 million, or 14.4% of the Bank’s total loan portfolio, as of December 31, 2014.

Commercial Real Estate Lending. Loans secured by commercial real estate totaled approximately $92.7 million, or 50.2% of the Bank’s total loan portfolio, at December 31, 2014. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the property. Such appraised value is generally determined by independent appraisers previously approved by the Board of Directors of the Bank.

The Bank’s commercial real estate loans are permanent portfolio loans secured by improved property such as office buildings, retail stores, warehouses, churches, and other non-residential buildings. Of the commercial real estate loans outstanding at December 31, 2014, most are secured by properties located within 10 miles of the Bank’s offices in Wheaton and Glen Ellyn and were made to local customers of the Bank. In addition, borrowers generally must personally guarantee loans secured by commercial real estate. Commercial real estate loans generally have a 10 to 25 year amortization period and are made at rates based upon competitive local market rates, specific loan risk, and structure usage and type. Such loans generally have a five-year maturity.

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

At December 31, 2014, the Bank had $1.9 million in construction loans outstanding, which represented 1.0% of the Bank’s loan portfolio at such date. The Bank presently charges both fixed and variable interest rates on construction and end loans. Loans, with proper credit, may be made for up to 80% of the anticipated value of the property upon completion. Funds are usually disbursed based upon percentage of completion generally verified by an on-site inspection by Bank personnel and generally through a local title company construction escrow account.

Consumer Lending. As a community-oriented lender, the Bank offers consumer loans for any worthwhile purpose. Although the Bank offers signature unsecured loans, consumer loans are generally secured by automobiles, boats, mobile homes, stocks, bonds, and other personal property. Consumer loans totaled $1.2 million, or 0.6% of the Bank’s total loan portfolio, at December 31, 2014. Consumer loans generally have higher yields than residential mortgage loans since they involve a higher credit risk and smaller volumes with which to cover basic costs.

Home Equity Lending. Home equity loans are generally made not to exceed 80% of the first and second combined mortgage loan to value. These loans generally made for ten-year terms and are generally revolving credit lines with minimum payment structures of interest only. The interest rate on these lines of credit adjusts at a rate based on the prime rate of interest. Additionally, the Bank offers amortizing fixed rate home equity loans for those who desire to limit interest rate risk. At December 31, 2014, the outstanding home equity loan balance was $46.3 million, or 25.1% of the Bank’s total loan portfolio.

Commercial Lending. The Bank actively engages in general commercial lending within its market area. These loans are primarily revolving working capital lines, inventory loans, and equipment loans. The commercial loans are generally based on serving the needs of small businesses in the Bank’s market area while limiting the Bank’s business risks to reasonable lending standards. Commercial loans are made with both fixed and adjustable rates and are generally secured by equipment, accounts receivable, inventory, and other assets of the business. Personal guarantees generally support these credit facilities. The Bank also provides commercial and standby letters of credit to assist small businesses in their financing of special purchasing or bonding needs. Standby letters of credit outstanding at December 31, 2014 totaled $73,500. Commercial loans totaled approximately $16.0 million, or 8.7% of the Bank’s total loan portfolio, at December 31, 2014.

Loan Concentration

At December 31, 2014, the Company did not have any concentration of loans exceeding 10% of total loans which are otherwise not disclosed. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

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

The allowance for loan losses was $2.4 million, representing 1.3% of total loans, as of December 31, 2014, compared to an allowance of $2.5 million, or 1.3% of total loans, at December 31, 2013 and $3.0 million, or 1.5% of total loans, at December 31, 2012. The change in the allowance was the result of management’s quarterly analysis of the allowance for loan losses. The general portion of the allowance for loan losses totaled $2.4 million, or 1.31% of totals loans evaluated, as of December 31, 2014 compared to $2.4 million, or 1.25% of total loans evaluated for the prior year. Total nonperforming assets increased $1.2 million to $4.6 million at December 31, 2014 from $3.4 million at December 31, 2013 and total nonperforming loans as a percentage of total loans totaled 1.32% at December 31, 2014 compared to 0.60% at December 31, 2013. Management believes that, based on information available at December 31, 2014, the Bank’s allowance for loan losses was adequate to cover probable incurred losses inherent in its loan portfolio at that time. However, no assurances can be given that the Bank’s level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic or other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance. In addition, the FDIC and IDFPR, as an integral part of their examination processes, periodically review the Bank’s allowance for loan losses and may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

The following table details the component changes in the Company’s allowance for loan losses for each of the past five years:

	Amount as of December 31, (Dollars in thousands)
	2014	2013	2012	2011	2010
Net Total Loans at Year-end	$184,748	$193,451	$194,391	$198,110	$221,607
Average daily balances for loans for the year	193,005	195,750	200,713	218,259	232,467

Allowance for loan losses at beginning of period	$2,500	$3,032	$8,854	$7,679	$4,812
Loan charge-offs during the period
Commercial	-	(267)	(295)	(109)	(1,281)
Commercial real estate	(28)	(357)	(3,611)	(396)	(3,647)
Construction	-	-	(1,740)	(2,812)	-
Residential	-	(836)	(1,067)	(872)	(141)
Real Estate	-	-	-	-	-
Home equity line of credit	(64)	(600)	(638)	(813)	(428)
Consumer	(3)	(14)	(12)	(8)	(15)
Total Charge-offs	(95)	(2,074)	(7,363)	(5,010)	(5,512)
Loan recoveries during the period
Commercial	75	-	18	2	22
Commercial real estate	5	86	16	-	-
Residential	30	23	33	-	-
Home equity line of credit	2	5	7	3	-
Consumer	-	1	-	9	17
Total recoveries	112	115	74	14	39
Net charge-offs	17	(1,959)	(7,289)	(4,996)	(5,473)
Provision charged to expense	(75)	1,427	1,467	6,171	8,340
Allowance for loan losses at end of period	$2,442	$2,500	$3,032	$8,854	$7,679

Ratio of net charge-offs during the	0.01%	(1.00%)	(3.63%)	(2.29%)	(2.35%)
period to average loans outstanding
Allowance for loan losses to loans outstanding	1.32%	1.28%	1.54%	4.28%	3.35%
at year-end

Allocation of the Allowance for Loan Losses

Presented below is an analysis of the composition of the allowance for loan losses and percent of loans in each category to total loans as of the dates indicated:

	At December 31,
	2014		2013		2012
	(Dollars in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent
Balance at December 31:
Commercial (1)	$353	8.7%	$483	10.9%	$674	12.4%
Real estate mortgage (2)	1,206	51.2	1,380	50.9	1,386	50.8
Home equity line of credit	522	24.9	330	24.1	646	25.6
Residential	346	14.6	266	13.4	305	10.6
Consumer	15	0.6	41	0.7	21	0.6
Unallocated	-	-	-	-	-	-
Totals	$2,442	100.0%	$2,500	100.0%	$3,032	100.0%

(1)	Category also includes lease financing, loans to financial institutions, tax-exempt loans, agricultural production financing and other loans to farmers and construction real estate loans.
(2)	Category includes commercial and farmland.

One measurement used by management in assessing the risk inherent in the loan portfolio is the level of nonperforming loans. Nonperforming loans are comprised of non-accrual loans and other loans 90 days or more past due. Nonperforming loans and other assets were as follows at the dates indicated.

	At December 31, (Dollars in thousands)
	2014	2013	2012	2011	2010
Non-accrual loans	$1,975	$166	$2,758	$7,220	$11,595
Non-accrual restructured loans	340	776	4,667	6,579	8,699
Other loans 90 days past due	133	230	342	-	-
Total nonperforming loans	2,448	1,172	7,767	13,799	20,294
Foreclosed assets	2,199	2,269	9,012	9,265	3,008
Total nonperforming assets	$4,647	$3,441	$16,779	$23,064	$23,302

Accruing restructured loans	$392	$398	$1,294	$2,295	$6,090
Nonperforming loans to
total loans	1.32%	0.60%	3.94%	6.68%	8.86%
Allowance for loan losses
To nonperforming loans	99.8%	213.3%	38.9%	64.16%	37.84%
Total nonperforming assets
To total stockholders’ equity	16.26%	15.91%	75.07%	318.12%	131.24%
Total nonperforming assets
To total assets	1.35%	1.01%	4.72%	7.01%	6.71%

At December 31, 2014, nonperforming assets consisted of $2.4 million of nonperforming loans and other real estate owned (“OREO”) of $2.2 million. The largest component of nonperforming loans was home equity loans, which represented $964,000, or 41.6%, of total nonperforming loans at December 31, 2014. At December 31, 2014, commercial real estate loans totaled $823,000, or 35.6%, of total nonperforming loans. The ratio of the allowance for loan losses to nonperforming loans was 99.8% as of December 31, 2014 as compared to 213.3% as of December 31, 2013.

The Bank would have recorded interest income of $84,000 for the year ended December 31, 2014 had non-accrual loans and troubled debt restructurings been current in accordance with their original terms.

OREO decreased $70,000 to $2.2 million at December 31, 2014 from $2.3 million at December 31, 2013. At December 31, 2014, OREO consisted of 12 properties that were acquired through foreclosure or deed in lieu of foreclosure. Included in the total are nine single-family residential properties, two parcels of land and one commercial real estate property.

The provision for loan losses for the year ended December 31, 2014 totaled ($75,000), which represents a $1.5 million decrease from the provision for loan losses for the year ended December 31, 2013. This decrease in the provision is the result of management’s quarterly analysis of the allowance for loan losses and a smaller loan portfolio. Levels of nonperforming loans are considered manageable at year end 2014. Total nonperforming loans as a percentage of total loans totaled 1.32% at December 31, 2014 compared to 0.60% at December 31, 2013. Based on its analysis of the loan portfolio risks discussed above, including historical loss experience and levels of nonperforming loans, management believes that the allowance for loan losses is adequate at December 31, 2014 to cover any probable incurred losses.

Net charge-offs (recoveries) for the years ended December 31, 2014 and 2013 totaled ($17,000) and $2.0 million, respectively. The charge-offs during 2013 were primarily the result of recent recessionary economic conditions and the weakened economic environment’s impact upon smaller businesses within the Company’s primary market area. In 2005 management formed a credit quality committee that was charged with monitoring problem credits and directing their resolution. The committee has been successful in identifying existing problem credits and meets on a monthly basis to monitor troubled credits. The Company’s management believes that as of December 31, 2014 any past problems which resulted from weaknesses in processes have been identified and addressed.

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

The Company’s securities portfolio can be divided into five categories, as shown below. The securities portfolio is managed to provide liquidity and earnings in various interest rate cycles. The carrying value of these securities at December 31, 2014, 2013 and 2012 is detailed below.

	2014	2013	2012
U.S. Government Agency Debt
Securities	$7,738	$11,059	$21,430
U.S. Government Agency
Mortgage-backed Securities	66,139	60,065	22,975
States and Political Subdivisions	19,913	16,367	2,909
Agency Preferred Stock	15	35	37
SBA Securities	12,180	8,303	237
Total Investment Securities	$105,985	$95,829	$47,588

The following table shows the weighted average yield for each security group by term to final maturity as of December 31, 2014.

Security Type	Less than 1 year	Yield	1 to 5 years	Yield	5 to 10 years	Yield	Over 10 years	Yield
U.S. Government Agency Debt Securities	$-	-%	$-	-%	$1,939	2.48%	$5,799	2.88%
U.S. Government Agency Mortgage-backed Securities	-	-%	884	1.16%	16,991	1.36%	48,264	1.64%
States and Political Subdivisions(1)	482	1.91%	3,222	2.75%	15,020	2.75%	1,189	3.68%
Agency Preferred Stock	-	-	-	-	-	-	15	0.00%
SBA Securities	-	-%	3,233	0.80%	4,327	1.39%	4,620	1.06%
Total Investment Securities	$482	1.91%	$7,339	1.74%	$38,277	1.96%	$59,887	1.76%

1Fully taxable equivalent

At December 31, 2014, the Company did not own any security of any one issuer where the aggregate carrying value of such securities exceeded 10% of the Company’s stockholders’ equity, except for certain debt securities of the U.S. Government agencies and corporations.

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

At December 31, 2014, the Bank’s deposits totaled $305.4 million, or 97.1% of interest-bearing liabilities. This represents a decrease from December 31, 2013 when the Bank’s deposits totaled $315.7 million and represented 96.4% of interest-bearing liabilities. For the year ended December 31, 2014, the average balance of core deposits (savings, NOW, money market and non-interest bearing accounts) totaled $228.3 million, or 74.0% of total average deposits, compared to $228.2 million, or 71.0% of total average deposits, for the year ended December 31, 2013. Although the Bank has a significant portion of its deposits in core deposits, management monitors activity on the Bank’s core deposits and, based on historical experience and the Bank’s current pricing strategy, believes that the Bank will continue to retain a large portion of such accounts.

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

	At December 31, 2014		At December 31, 2013
	(Dollars in thousands)
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Noninterest-bearing accounts	$44,754	-%	$39,613	-%
NOW accounts	71,492	0.18%	72,545	0.20%
Regular savings accounts	71,199	0.26%	74,389	0.28%
Money market accounts	43,666	0.29%	42,443	0.35%
Certificates of deposit	74,310	0.93%	86,719	1.02%
Total deposits	$305,421	0.39%	$315,709	0.51%

The following table shows the maturity schedule for the Company’s time deposits of $100,000 or more as of December 31, 2014 and December 31, 2013.

	2014	2013
	(In thousands)
Three months or less	$4,761	$4,071
Three months through six months	3,770	4,438
Six months through twelve months	5,449	8,240
Over twelve months	11,661	15,872
	$25,641	$32,621

Personnel

As of December 31, 2014, the Company and its subsidiaries had a total of 71 full-time employees and 12 part-time employees. This compares to 77 full-time and 15 part-time employees as of December 31, 2013. None of these employees are subject to a collective bargaining agreement. We believe our relationship with our employees is good.

REGULATION AND SUPERVISION

The Company and the Bank are subject to an extensive system of banking laws and regulations that are intended primarily for the protection of the customers and depositors of the Bank rather than holders of the Company’s securities. These laws and regulations govern such areas as permissible activities, reserves, loans and investments, and rates of interest that can be charged on loans.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted on July 21, 2010, restructured the regulation of depository institutions. The Dodd-Frank Act contains several provisions that will continue to have a direct impact on the operations of the Company and the Bank. The legislation contains changes to the laws governing, among other things, FDIC assessments, mortgage originations, holding company capital requirements and risk retention requirements for securitized loans. The Dodd-Frank Act also provided for the creation of a new agency, the Consumer Financial Protection Bureau, as an independent bureau of the Federal Reserve Board, to take over the implementation of federal consumer financial protection and fair lending laws from the depository institution regulators. However, institutions of $10 billion or fewer in assets, such as the Bank, continue to be examined for compliance with such laws and regulations by, and subject to the primary enforcement authority of, their prudential regulator rather than the Consumer Financial Protection Bureau. Much of the legislation requires implementation through regulations and, accordingly, a complete assessment of its impact on the Company and the Bank are not yet possible since such regulations have not yet been issued. However, the enactment of the legislation is likely to increase regulatory burdens and costs for us and have a material impact on our operations.

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

Further, under the BHC Act, the Company is required to file annual reports and such additional information as the Federal Reserve Board may require and is subject to examination by the Federal Reserve Board. The Federal Reserve Board has jurisdiction to regulate virtually all aspects of the Company’s business. See “—The Regulation of the Bank” below for discussion of regulatory framework applicable the Bank.

The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before merging with or consolidating into another bank holding company, acquiring substantially all the assets of any bank or acquiring directly or indirectly any ownership or control of more than 5% of the voting shares of any bank.

The BHC Act also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks, or furnishing services to banks and their subsidiaries. As discussed above, the Company, however, may engage in certain businesses determined by the Federal Reserve Board to be so closely related to banking or managing and controlling banks as to be a proper incident thereto.

Banking regulations restrict the amount of dividends that a bank may pay to its stockholders. Thus, the Company’s ability to pay dividends to its shareholders will be limited by statutory and regulatory restrictions. Illinois banking law restricts the payment of cash dividends by a state bank by providing, subject to certain exceptions, that dividends may be paid only out of net profits then on hand after deducting its losses and bad debts. Federal law generally prohibits a bank from making any capital distribution (including payment of a dividend) or paying any management fee to its parent company if the depository institution would thereafter be undercapitalized. The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies which provides that dividends should only be paid out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality, and overall financial condition. The Federal Reserve Board’s policies also provide that a bank holding company should serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. These policies could also impact the Company’s ability to pay dividends

The FDIC may prevent an insured bank from paying dividends if the Bank is in default of payment of any assessment due to the FDIC. In addition, the FDIC may prohibit the payment of dividends by a bank, if such payment is determined, by reason of the financial conditions of the bank, to be an unsafe and unsound banking practice.

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

Under the FDIC’s previous risk-based assessment system, insured institutions were assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depended upon the category to which it is assigned, with less risky institutions paying lower assessments. On February 7, 2011, the FDIC approved a final rule that implemented changes to the deposit insurance assessment system mandated by the Dodd-Frank Act. The final rule, which became effective on April 1, 2011, revised the base on which deposit insurance assessments are charged from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. Under the final rule, insured depository institutions are required to report their average consolidated total assets on a daily basis, using the regulatory accounting methodology established for reporting total assets. For purposes of the final rule, tangible equity is defined as Tier 1 capital.

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

Capital Requirements

The Federal Reserve Board and the FDIC have established guidelines for risk-based capital of ba national home price peak in mid-2006, falling home prices and sharply reduced salesefine the components of capital, categorize assets into different risk classes, and include certain off-balance-sheet items in the calculation of capital requirements. Generally, Tier 1 capital consists of shareholders’ equity less intangible assets and unrealized gain or loss on securities available for sale, and Tier 2 capital consists of Tier 1 capital plus qualifying loan loss reserves. The agencies also apply leverage requirements which establish a required ratio of Tier 1 capital to total adjusted assets. As previously disclosed, on January 10, 2014, the Bank received notification from the FDIC and IDFPR that the Order issued to the Bank by the FDIC and IDFPR on January 21, 2011 was terminated effective January 10, 2014. The material terms and conditions of the Order were previously disclosed in the Company’s Current Report on Form 8-K filed on January 26, 2011. In connection with the termination of the Order, the Bank agreed to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets. At December 31, 2014 our Tier 1 and total capital ratios were 7.7% and 13.4%, respectively, compared to 7.7% and 12.9% at September 30, 2014, 7.2% and 12.5% at June 30, 2014, 7.0% and 12.0% at March 31, 2014 and 6.8% and 11.9% at December 31, 2013, respectively.

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

The rules include new risk-based capital and leverage ratios, which became effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

State Taxation

The Bank is required to file Illinois income tax returns and pay tax at an effective tax rate of 9.5% of Illinois taxable income. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications the primary one of which is the exclusion of interest income on United States obligations.

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

Risks relating to the Merger

We will be subject to business uncertainties while the Merger is pending, which could adversely affect our business.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on us, and, consequently, the combined company. Although we intend to take steps to reduce any adverse effects, these uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is consummated and for a period of time thereafter, and could cause customers and others that deal with us to seek to change their existing business relationships with us. Our employee retention may be particularly challenging during the pendency of the Merger, as employees may experience uncertainty about their roles with the combined company following the Merger.

The Merger Agreement contains provisions that restrict our ability to pursue alternatives to the Merger and, in specified circumstances, could require us to pay a termination fee to Wintrust.

Under the Merger Agreement, we have agreed that, subject to certain exceptions, neither we nor any of our representatives will, directly or indirectly: solicit, initiate or encourage, or knowingly facilitate, any inquiries or the making of any proposal or offer that constitutes, or could reasonably be expected to lead to, any takeover proposal, enter into any agreement with respect to any takeover proposal or participate in any discussions or negotiations with, or furnish any information (whether orally or in writing) or access to our business, properties, assets, books or records of to, or otherwise cooperate with, knowingly assist, or participate in, facilitate or encourage any effort by, any person (or any representative of a person) that has made, is seeking to make, has informed us of any intention to make, or has publicly announced an intention to make, any proposal that constitutes, or could reasonably be expected to lead to, any takeover proposal.

Prior to receipt of the requisite stockholder proposals, we and our representatives may, if our board determines, in good faith, after consultation with outside counsel, that a failure to do so would be inconsistent with their directors’ duties under Maryland law, and subject to our compliance with the restrictions set forth above, in response to a bona fide, written takeover proposal received after the date of the Merger Agreement that the board determines, in good faith, after consultation with outside counsel and its financial advisors, constitutes or is reasonably capable of resulting in a superior takeover proposal, and so long as such written takeover proposal was not solicited by us and did not otherwise result from a breach or a deemed breach of the restrictions set forth above, (i) furnish information with respect to us to the person making such takeover proposal and its representatives pursuant to a confidentiality agreement not less restrictive of the other party than the confidentiality agreement between Wintrust and us and (ii) participate in discussions and negotiations (including solicitation of a revised takeover proposal) with such person and its representatives regarding such takeover proposal.

If we receive a superior proposal and as a result thereof our board determines in good faith and after consultation with outside counsel and its financial advisors that a failure to so act would be inconsistent with their directors’ duties under Maryland law, then before receipt of stockholder approval (and in no event after receipt of such approvals) the our board may make a recommendation change and/or, subject to our compliance with the terms of the Merger Agreement, including as set forth above, terminate the merger agreement in order to enter concurrently into a definitive agreement providing for the implementation of such superior proposal. Under such circumstances, we may be required to pay a termination fee equal to $1,750,000 to Wintrust. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of us from considering or proposing such an acquisition, even if such third party were prepared to enter into a transaction that would be more favorable to us and our stockholders than the Merger and other transactions contemplated by the Merger Agreement.

Completion of the Merger is subject to certain conditions, and if these conditions are not satisfied or waived, the Merger will not be completed.

The obligations of Wintrust and us to complete the merger are subject to satisfaction or waiver (if permitted) of a number of conditions. The satisfaction of all of the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring. Any delay in completing the Merger could cause the combined company not to realize some or all of the benefits that the combined company expects to achieve if the Merger is successfully completed within its expected timeframe. Further, there can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed.

Failure to complete the Merger could negatively impact our stock price and our future business and financial results.

If the Merger is not completed for any reason, including as a result of our stockholders failing to approve the Merger or other transactions contemplated by the Merger Agreement, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Merger, we would be subject to a number of risks, including the following:

•	We may be required, under certain circumstances, to pay a termination fee to Wintrust;

•	We are subject to certain restrictions on the conduct of our business prior to completing the Merger, which may adversely affect our abilities to execute certain of our business strategies;

•	We may experience negative reactions from the financial markets, including negative impacts on our stock prices or from our customers, regulators and employees;

•	We have incurred and will continue to incur certain costs and fees associated with the Merger and other transactions contemplated by the Merger Agreement;

•	matters relating to the Merger (including integration planning) may require substantial commitments of time and resources by our management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.

In addition, we could be subject to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement. If the Merger is not completed, these risks may materialize and may adversely affect our business, financial condition, financial results and stock price.

Risks relating to the Company

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

Our allowance for loan losses was $2.4 million, representing 1.3% of total loans, as of December 31, 2014, compared to an allowance of $2.5 million, or 1.3% of total loans, as of December 31, 2013, $3.0 million, or 1.5% of total loans, at December 31, 2012 and $8.9 million, or 4.3% of total loans, at December 31, 2011. Our nonperforming assets have decreased to $4.6 million, or 1.4% of total assets, at December 31, 2014 from $23.3 million, or 6.7% of total assets, at December 31, 2010. If the economy and/or the real estate market remains unchanged or further weakens, we may be required to add further provisions to our allowance for loan losses as nonperforming assets could continue to increase or the value of the collateral securing loans may be insufficient to cover any remaining net loan balance, which could have a negative effect on our results of operations.

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

We currently are operating in a challenging and uncertain economic environment, both nationally and in the local markets that we serve. Financial institutions continue to be affected by sharp declines in financial and real estate values. Continued declines in real estate values and home sales, and an increase in the financial stress on borrowers stemming from an uncertain economic environment, including rising unemployment, could have an adverse effect on our borrowers or their customers, which could adversely impact the repayment of the loans we have made. The overall deterioration in economic conditions also could subject us to increased regulatory scrutiny. In addition, a prolonged recession, or further deterioration in local economic conditions, could result in an increase in loan delinquencies, an increase in problem assets and foreclosures and a decline in the value of the collateral for our loans. Furthermore, a prolonged recession or further deterioration in local economic conditions could drive the level of loan losses beyond the level we have provided for in our loan loss allowance, which could necessitate increasing our provision for loan losses, which would reduce our earnings. Additionally, the demand for our products and services could be reduced, which would adversely impact our liquidity and the level of revenues we generate.

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

During the year ended December 31, 2011, our management determined that realization of a portion of our net deferred tax assets was more likely than not to occur. As a result, we incurred a non-cash income tax expense of $7.1 million related to a valuation allowance on deferred tax assets in 2011. In 2014 management reversed a portion of the valuation allowance. If we are unable to continue to generate, or demonstrate that we can continue to generate, sufficient taxable income in the near future, then we may not be able to fully realize the benefits of our deferred tax assets and may be required to recognize an additional valuation allowance if it is more likely than not that some portion of our deferred tax assets will not be realized.  In each future accounting period, our management will consider both positive and negative evidence when considering our ability to utilize our net deferred tax assets. Any subsequent reduction in the valuation allowance would lower the amount of income tax expense recognized in our consolidated statements of operations in future periods and would negatively impact our financial condition and results of operations.

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

Short-term market interest rates (which we use as a guide to price our deposits) have until recently risen from historically low levels, while longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin. For the years ended December 31, 2014 and 2013 our net interest margin was 3.35% and 3.29%, respectively. If short-term interest rates rise, and if rates on our deposits re-price upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. During 2008, however, the U.S. Federal Reserve decreased its target for the federal funds rate to a range of zero to 0.25%. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income. For further discussion of how changes in interest rates could impact us, see “Interest Rate Risk” under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Our emphasis on commercial and construction lending may expose us to increased lending risks.

At December 31, 2014, our loan portfolio included $92.7 million, or 50.2% of commercial real estate loans, $1.9 million, or 1.0% of construction loans, and $16.0 million, or 8.7% of commercial loans. We intend to continue to increase our emphasis on the origination of commercial type lending. However, this type of loan generally exposes a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

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

On July 21, 2010, the President signed into law the Dodd-Frank Act. The Dodd-Frank Act restructures the regulation of depository institutions. The Dodd-Frank Act contains several provisions that will have a direct impact on the operations of the Company and the Bank. The legislation contains changes to the laws governing, among other things, FDIC assessments, mortgage originations, holding company capital requirements and risk retention requirements for securitized loans. The Dodd-Frank Act also provides for the creation of a new agency, the Consumer Financial Protection Bureau, as an independent bureau of the Federal Reserve Board, to take over the implementation of federal consumer financial protection and fair lending laws from the depository institution regulators. However, institutions of $10 billion or fewer in assets, such as the Bank, will continue to be examined for compliance with such laws and regulations by, and subject to the primary enforcement authority of, the prudential regulator rather than the Consumer Financial Protection Bureau. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008 and 2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. However, the Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

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

Current and future legislation and the policies established by federal and state regulatory authorities will affect our operations. We are subject to supervision and periodic examination by the FDIC and the IDFPR. As a state chartered commercial bank, the Bank is also subject to regulation and examination by the FDIC and the IDFPR. Banking regulations are designed primarily for the protection of depositors rather than stockholders, and they may limit our growth and the return to you as an investor by restricting its activities, such as: the payment of dividends to stockholders; possible transactions with or acquisitions by other institutions; desired investments; loans and interest rates; interest rates paid on deposits; the possible expansion of branch offices; and the ability to provide securities or trust services.

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

Although our common stock trades on the OTC Pink Marketplace, it is not traded as regularly as the common stock of larger bank holding companies listed on other stock exchanges, such as the New York Stock Exchange, the Nasdaq Stock Market or the American Stock Exchange. We cannot predict the extent to which investor interest in us will lead to a more active trading market in our common stock or how liquid that market might become. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of our common stock at any given time, which presence is dependent upon the individual decisions of investors, over which we have no control.

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

Our ability to pay dividends on shares of our common stock is limited by the terms of our outstanding shares of preferred stock and our desire to continue to preserve capital.

Historically, it has been a policy of the Company to pay only small to moderate dividends so as to retain earnings to support growth. However, on October 15, 2008 the Board of Directors voted to suspend the payment of cash dividends on the Company’s common stock in an effort to conserve capital. The holders of our outstanding shares of Series C Preferred Stock, Series D Preferred Stock and Series E Preferred stock are entitled to participate in all common stock dividends on an as converted basis, and we may not pay dividends on our common stock unless an identical dividend is payable at the same time on the Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock. At March 2, 2015, we had 119,829, 65,427 and 5,990 outstanding shares of Series C Preferred Stock, Series D Preferred Stock and Series E Preferred stock, respectively each of which is convertible into 100 shares of common stock. In addition, pursuant to the terms of the Merger Agreement, the Company may not declare or pay any dividends or other distributions prior to the Effective Time without prior written consent of Wintrust.

The market price of our common stock may decline due to the large number of shares that have been registered for resale by certain investors that participated in our December 2012 and September 2013 private placement offerings.

In connection with the private placement offerings that we completed in December 2012 and September 2013, we have registered with the Securities and Exchange Commission an aggregate of 21,306,800 shares of common stock that have been issued to investors, or are issuable to investors upon the conversion of shares of Series C Preferred Stock, Series D Preferred Stock and Series E Preferred stock purchased in the private placement offerings. Prior to the consummation of the December 2012 private placement offering, we had a total of 1,245,267 shares of common stock registered with the Securities and Exchange Commission. Although our common stock trades on the OTC Pink Marketplace, it is not traded as regularly as the common stock of larger bank holding companies listed on other stock exchanges, such as the New York Stock Exchange, the Nasdaq Stock Market or the American Stock Exchange. Accordingly, the value of your common stock may be subject to decreases due to additional volatility of the price of our common stock caused by an investor or multiple investors seeking to sell a significant number of shares in the open market.

The issuance of additional shares of common stock or other equity securities will further dilute the ownership interests of existing stockholders.

Our Articles of Incorporation authorize our Board of Directors to issue up to 75,000,000 shares of common stock. At March 2, 2015, we had 10,781,988 shares of common stock outstanding and have reserved approximately an additional 22,025,000 shares for issuance upon the conversion of shares of our outstanding preferred stock or to fund future equity awards. Accordingly, our Board of Directors is currently authorized to issue approximately an additional 52,975,000 shares of common stock. In order to maintain our capital at desired levels or required regulatory levels, or to fund future growth, our Board of Directors may decide from time to time to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of our common stock. The sale of these securities may significantly dilute our shareholders’ ownership interest as a shareholder and the market price of our common stock. New investors of other equity securities issued by us in the future may also have rights, preferences and privileges senior to our current shareholders which may adversely impact our current shareholders.

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

We are dependent on our information technology and telecommunications systems and third-party service providers; systems failures, interruptions and security breaches could have a material adverse effect on us.

Our business is dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party service providers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on us.

Our third-party service providers may be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We may be required to expend significant additional resources to protect against the threat of such security breaches and computer viruses, or to alleviate problems caused by such security breaches or viruses. To the extent that the activities of our third-party service providers or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation and other possible liabilities.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners; and personally identifiable information of our customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. We, our customers, and other financial institutions with which we interact, are subject to ongoing, continuous attempts to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties; disrupt our operations and the services we provide to customers; damage our reputation; and cause a loss of confidence in our products and services, all of which could adversely affect our business, revenues and competitive position. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses.

To remain competitive, we must keep pace with technological change.

Financial products and services have become increasingly technology-driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on the ability to keep pace with technological advances and to invest in new technology as it becomes available. Many of our competitors have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services. The ability to keep pace with technological change is important, and the failure to do so could have a material adverse impact on our business and therefore on our financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth information related to the offices from which the Company conducts its business at December 31, 2014. These properties are suitable and adequate for the Company’s business needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 2, 2015, the Company’s common stock was held by approximately 433 shareholders of record and the Company’s preferred stock was held by approximately 35 shareholders of record. The Company’s stock is quoted on the OTCQB under the symbol “CFIS”. The following table sets forth quarterly high and low sales information reported on the OTCQB for the Company’s common stock for the years ended December 31, 2014 and 2013. These quotes reflect inter-dealer prices without mark-ups, mark-downs or commissions and may not necessarily reflect actual transactions. As of March 2, 2015, there were 10,781,988 shares of common stock issued and outstanding.

Common Stock Price and Dividend History

			Dividend
	High	Low	(per share)
2014
First Quarter	$1.20	$0.91	$0.00
Second Quarter	1.15	0.90	0.00
Third Quarter	1.14	1.00	0.00
Fourth Quarter	1.00	0.85	0.00

2013
First Quarter	$1.45	$1.07	$0.00
Second Quarter	1.30	1.20	0.00
Third Quarter	1.30	0.81	0.00
Fourth Quarter	1.10	0.82	0.00

Historically, it has been a policy of the Company to pay only small to moderate dividends so as to retain earnings to support growth. However, on October 15, 2008 the board of directors voted to suspend the payment of the quarterly cash dividend on the Company’s common stock in an effort to conserve capital. As a result there were no dividends paid on the common stock of the Company in 2014 or 2013.

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

The amendments in this Update are effective for fiscal years beginning after December 15, 2014. Early adoption is permitted only for disposals or classifications as held for sale. The Company adopted the methodologies prescribed by this ASU by the date required, and this ASU did not have a material effect on its financial position or results of operations.

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

The amendments in this Update are effective for annual reporting periods beginning after December 15, 2015. Early adoption is prohibited. The Company adopted the methodologies prescribed by this ASU by the date required, and this ASU did not have a material effect on its financial position or results of operations.

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

The amendments in this Update are effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted the methodologies prescribed by this ASU by the date required, and this ASU did not have a material effect on its financial position or results of operations.

The Merger Agreement

As discussed in “Part I—Item 1. Business—Merger Agreement,” on March 2, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Wintrust Financial Corporation (“Wintrust”), an Illinois corporation, and Wintrust Merger Sub LLC (“Merger Co.”), an Illinois limited liability company and wholly owned subsidiary of Wintrust. The Merger Agreement provides for, subject to the satisfaction or waiver of certain conditions, the acquisition of the Company by Wintrust for aggregate consideration intended to total $42,375,000, subject to certain adjustments as set forth in the Merger Agreement.

The completion of the Merger is subject to certain closing conditions, including, among others, (i) the receipt of required regulatory approvals and expiration of required regulatory waiting periods; (ii) receipt of requisite approvals by the Company’s stockholders of the Merger and other transactions contemplated in the Merger Agreement, including the Preferred Stock Conversion; (iii) the absence of dissenting stockholders representing greater than 5% of the shares of outstanding common stock of the Company (including shares of Company Preferred Stock which will have been converted into Company common stock in connection with the Preferred Stock Conversion); (iv) the absence of certain litigation or orders; and (v) the filing by the Company with appropriate tax authorities of certain amendments to the Company’s consolidated federal and state income tax returns.

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

	2014			2013			2012
(Dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Interest-earning assets:
Taxable securities	$83,798	$1,387	1.66%	$71,244	$1,151	1.62%	$40,222	$935	2.32%
Tax-exempt securities (1)	16,675	567	3.40%	10,054	427	4.25%	7,863	535	6.80%
Loans (2)	193,005	9,933	5.15%	198,640	10,629	5.35%	200,713	10,958	5.46%
Interest-bearing deposits,
FHLB stock and other	17,167	47	0.28%	39,807	110	0.29%	50,416	151	0.30%

Total interest-earning assets	310,645	11,934	3.84%	319,745	12,317	3.85%	299,214	12,579	4.20%

Total non-interest-earning assets	23,291			24,469			32,760

Total assets	$333,936			$344,214			$331,974

Interest-bearing liabilities:
Deposits
NOW	$70,285	127	0.18%	$73,678	150	0.20%	$74,543	243	0.33%
Savings	73,113	191	0.26%	70,395	198	0.28%	60,233	215	0.36%
Money market	44,343	130	0.29%	44,401	156	0.35%	43,744	248	0.57%
Time	80,656	747	0.93%	93,208	947	1.02%	93,992	1,048	1.12%
FHLB advances and other	3,965	83	2.09%	5,772	118	2.05%	13,553	306	2.26%
Subordinated debentures	3,609	70	1.93%	3,609	69	1.92%	3,609	77	2.11%
Total interest-bearing
Liabilities	275,971	1,348	0.49%	291,063	1,638	0.56%	289,674	2,137	0.74%

Non-interest-bearing liabilities:	33,722			32,485			33,377
Stockholders’ equity	24,243			20,666			8,923
Total liabilities and
stockholders’ equity	$333,936			$344,214			$331,974

Net interest income/ Interest rate spread (3)		$10,586	3.35%		$10,679	3.29%		$10,442	3.46%
Less: Taxable equivalent adjustment		192			145			184
Net interest income reported		$10,394			$10,534			$10,258
Net interest margin (4)			3.35%			3.29%			3.43%
Tax equivalent effect			0.06%			0.05%			0.06%
Net interest margin (FTE)			3.41%			3.34%			3.49%

(1)	Tax-exempt investment income is presented on a fully taxable equivalent basis assuming a 35% tax rate.
(2)	Includes fees that are considered adjustments to yield.
(3)	Interest rate spread represents the difference between the average yield on interest earning assets and average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(4)	Net interest margin presents net interest income as a percentage of average interest earning assets.

Rate/Volume Analysis. The following table allocates changes in interest income and interest expense in 2014 compared to 2013 and in 2013 compared to 2012 between amounts attributable to changes in rate and changes in volume for the various categories of interest-earning assets and interest-bearing liabilities. The changes in interest income and interest expense due to both volume and rate have been allocated proportionally.

	2014 Compared to 2013			2013 Compared to 2012
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
(Dollars in thousands)	Rate	Volume	Change	Rate	Volume	Change
Interest Earning Assets:
Taxable securities	$48	$204	$252	$(362)	$559	$197
Tax exempt securities	(64)	156	92	(151)	82	(69)
Loans receivable	(399)	(297)	(696)	(217)	(112)	(329)
FHLB stock and other	(16)	(62)	(78)	12	(34)	(22)
Total interest-earning assets	(431)	1	(430)	(718)	495	(223)

Interest-bearing liabilities
Deposits	(188)	(68)	(256)	(361)	57	(304)
FHLB advances and other borrowed funds	2	(37)	(35)	(27)	(161)	(188)
Subordinated debentures	-	1	1	(7)	-	(7)
Total int.-bearing liabilities	(186)	(104)	(290)	(395)	(104)	(499)
Change in net interest income	$(245)	$105	$(140)	$(323)	$599	$276

Comparison of Financial Condition for the Years Ended December 31, 2014 and December 31, 2013

Total assets as of December 31, 2014 were $343.0 million, which represented a decrease of $6.0 million, or 1.7%, compared to $349.0 million at December 31, 2013. Cash and cash equivalents decreased by $5.9 million, or 20.1%, to $23.6 million at December 31, 2014 as compared to $29.6 million at December 31, 2013. This decrease is the result of the deployment of cash to investment securities during 2014. As a result, investment securities increased $10.2 million to $106.0 million at December 31, 2014 from $95.8 million at December 31, 2013. This increase is due to the net effect of a $6.1 million increase in U.S. agency mortgage backed securities, a $3.5 million increase in municipal securities and a $3.3 million decrease in U.S. agency debt securities. Partially offsetting these increases were decreases in loans receivable, interest-bearing time deposits and foreclosed assets. Loans receivable decreased $10.9 million to $182.6 million at December 31, 2014 from $193.5 million at December 31, 2013. This decrease was primarily due to a $711,000 decrease in home equity lines of credit, a $5.3 million decrease in commercial loans and a $5.1 million decrease in commercial real estate loans, partially offset by a $736,000 increase in residential real estate. Interest bearing time deposits decreased $945,000 to zero at December 31, 2014. Foreclosed assets decreased $70,000 to $2.2 million at December 31, 2014 from $2.3 million at December 31, 2013. The balance of foreclosed assets at December 31, 2014 consisted of 12 properties that were acquired through foreclosure or deed in lieu of foreclosure. Included in the total are nine residential properties, two parcels of land and one commercial real estate property.

Deposits decreased $10.3 million, or 3.3%, to $305.4 million at December 31, 2014 as compared to $315.7 million at December 31, 2013. This decrease primarily consisted of decreases in certificates of deposit and regular savings accounts. Certificates of deposit decreased $12.4 million, or 14.3% to $74.3 million at December 31, 2014 from $86.7 million at December 31, 2013. Regular savings accounts decreased $3.2 million, or 4.3% to $71.2 million at December 31, 2014 from $74.5 million at December 31, 2013. Partially offsetting these decreases was an increase in noninterest-bearing demand deposit accounts. Noninterest-bearing demand deposit accounts increased $5.2 million, or 13.0% to $44.8 million at December 31, 2014 from $39.6 million at December 31, 2013. Federal Home Loan Bank (“FHLB”) advances decreased $2.5 million, or 55.6%, to $2.0 million at December 31, 2014 from $4.5 million at December 31, 2013.

Stockholders’ equity increased $6.9 million, or 32.1%, to $28.6 million at December 31, 2014 from $21.6 million at December 31, 2013. The increase in stockholders’ equity was primarily due to the net income for the year ended December 31, 2014 and an increase of $1.6 million in the Company’s accumulated other comprehensive income relating to the change in fair value of its available-for-sale investment portfolio.

Deferred Tax Assets. The Company’s $5.4 million net income for the year ended December 31, 2014 was primarily due to the reversal of the valuation allowance on a portion of the Company’s net deferred tax assets. The Company experienced loan loss provisions totaling $8.3 million, $6.2 million, $1.5 million and $1.4 million for the fiscal years ended December 31, 2010, 2011, 2012 and 2013, respectively. A significant portion of these losses were related to participation loans in construction and development projects in which the Company is no longer involved. The Company recorded income tax expense totaling $4.7 million in 2011 as it established a valuation allowance on substantially all of its net deferred tax assets. In 2012 and 2013, management determined that the realization of the deferred tax asset was not likely and maintained a valuation allowance on substantially all of its net deferred tax assets. In an effort to increase its capital levels, the Company entered into a series of capital raising transactions in 2012 and 2013. These capital transactions raised net proceeds of $25.8 million and allowed the Company to make significant progress in resolving problem credits and reducing expenses associated with credit-related issues.

The determination of being able to realize the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future taxable income, available tax planning strategies and assessments of the current and future economic and business conditions. Management considered both positive and negative evidence regarding the Company’s ability to ultimately realize the deferred tax assets, which is largely dependent upon the ability to derive benefits based upon future taxable income. Tax planning strategies available to the Company include investing in taxable instruments rather than tax-exempt securities. In 2014, management reevaluated the income forecasts and other tax strategies and determined that there was support for a change in the valuation allowance against its deferred tax assets. Management concluded in the third quarter of 2014 that, after a comprehensive review of both positive and negative considerations, it was now more likely than not that a portion of the deferred tax assets could be realized. The current five year projection utilized in this analysis includes no net loan growth for 2014 with positive net growth for the forward looking years. In addition, the Company has continued to surpass budgetary projections on a monthly basis for the year ended December 31, 2014. As a result of this review a portion of the valuation allowance against deferred tax assets was reversed.

The positive evidence considered included the following: (1) the quarter ended December 31, 2014 reflects the Company’s fifth consecutive quarter of pre-tax earnings; (2) nonperforming assets have decreased from $23.1 million at December 31, 2011 to $4.6 million as of December 31, 2014; and (3) the termination of the Order on January 10, 2014. The current trend of pre-tax earnings has not been driven by one-time extraordinary items but by core banking activities. The reduction in nonperforming assets has had a positive effect due to the reduction in legal fees, loan provision expense and other credit related expenses. The improvement in the Bank’s risk profile led to the termination of the Order, which resulted in a corresponding $23,000 monthly reduction in the premiums on FDIC insurance and the lifting of growth restrictions imposed on the Bank, each of which is an important consideration in the projections used in the analysis. The Bank gained efficiencies and monthly cost savings of approximately $30,000 per month as we converted our core processor in the fourth quarter of 2013. The efficiencies afforded by the new system, along with a general focus on efficiency and accountability, has allowed us to reduce headcount through attrition. Negative evidence included the decrease in the Company’s loan portfolio which was driven by the Order which has now been lifted and reduced noninterest income, primarily from decreased mortgage banking revenue. In future accounting periods, the Company’s management will reevaluate whether the current conditions in addition to the positive and negative evidence support a change in the valuation allowance against the Company’s deferred tax assets. Any such reduction in the estimated valuation allowance would lower the amount of income tax expense recognized by the Company in future periods.

Comparison of Operating Results for the Years Ended December 31, 2014 and December 31, 2013

General. The Company recorded net income of $5.4 million for the year ended December 31, 2014 compared to a net loss of $2.8 million for the year ended December 31, 2013. For the year ended December 31, 2014, basic and diluted earnings per share totaled $0.18 compared to basic and diluted loss per share of $0.38 for the year ended December 31, 2013. The increase in net income for the year ended December 31, 2014 is primarily the net effect of a $4.1 million decrease in income tax expense, a $1.5 million decrease in provision for loan losses, a $464,000 decrease in noninterest income; and a $3.2 million decrease in noninterest expense.

Net interest income. The following table summarizes interest and dividend income and interest expense for the year ended December 31, 2014 and 2013.

	Year Ended December 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$9,933	$10,629	$(696)	(6.55%)
Securities:
Taxable	1,384	1,132	252	22.26
Exempt from federal tax	374	282	92	32.62
Federal Home Loan Bank dividends and other	51	129	(78)	(60.47)
Total interest and dividend income	11,742	12,172	(430)	(3.53)

Interest expense:
Deposits	1,195	1,451	(256)	(17.64)
Federal Home Loan Bank advances and
other borrowings	83	118	(35)	(29.66)
Subordinated debentures	70	69	1	1.45
Total interest expense	1,348	1,638	(290)	(17.71)
Net interest income	$10,394	$10,534	($140)	(1.33)

Interest Income. Interest and dividend income decreased $430,000, or 3.5%, to $11.7 million for the year ended December 31, 2014, compared to $12.2 million for the year ended December 31, 2013. This decrease resulted primarily from a decrease in average balance and average yield of loans. The largest component was a decrease of $696,000 in interest income on loans for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Loan interest and fee income decreased $696,000 or 6.6%, to $9.9 million for the year ended December 31, 2014 compared to $10.6 million for the prior year. This decrease resulted from a decrease in the average balance of loans of $5.6 million, or 2.8%, to $193.0 million for the year ended December 31, 2014 from $198.6 million for the year ended December 31, 2013. In addition, the average yield on loans decreased 20 basis points to 5.15% for the year ended December 31, 2014 from 5.35% for the year ended December 31, 2013. This decrease was partially offset by increases in interest on taxable and tax-exempt securities. Interest on taxable securities increased $252,000 for the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase is primarily due to an increase in the average balance of taxable securities of $12.6 million to $83.8 million for the year ended December 31, 2014 from $71.2 million for the prior year period and a four basis point increase in the average yield to 1.66% for the year ended December 31, 2014 from 1.62% for the year ended December 31, 2013. In addition, interest on tax-exempt securities increased $92,000 for the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase is primarily due to an increase in the average balance of tax-exempt securities of $6.6 million to $16.7 million for the year ended December 31, 2014 from $10.1 million for the prior year period.

Interest Expense. Interest expense decreased by $290,000, or 17.7%, to $1.3 million for the year ended December 31, 2014, from $1.6 million for the year ended December 31, 2013. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities of seven basis points to 0.49% for the year ended December 31, 2014 from 0.56% for the comparable prior year period. In addition, the average balance of interest bearing liabilities decreased $15.1 million, or 5.2% to $276.0 million for the year ended December 31, 2014 from $291.1 million for the year ended December 31, 2013. Interest expense resulting from FHLB advances and other borrowings decreased $35,000 during the year ended December 31, 2014. The average balance on these borrowings decreased $1.8 million to $4.0 million for the year ended December 31, 2014 from $5.8 million for the year ended December 31, 2013.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses decreased $140,000, or 1.3%, to $10.4 million for the year ended December 31, 2014 from $10.5 million for the year ended December 31, 2013. The Company’s net interest margin expressed as a percentage of average earning assets increased six basis points to 3.35% for the year ended December 31, 2014 from 3.29% for the year ended December 31, 2013. The tax equivalent yield on average earning assets decreased one basis point to 3.84% for the year ended December 31, 2014 from 3.85% for the year ended December 31, 2013. This decrease was due to a decrease in yield on tax-exempt securities and loans. The yield on tax-exempt securities decreased 85 basis points to 3.40% for the year ended December 31, 2014 from 4.25% for the prior year period and the yield on average loans decreased to 5.15% for the year ended December 31, 2014 from 5.35% for the year ended December 31, 2013. In addition, there was a seven basis point decrease in the cost of interest-bearing liabilities to 0.49% for the year ended December 31, 2014 as compared to 0.56% a year earlier. Increasing net interest margin is dependent on the Bank’s ability to generate higher yielding assets and lower-cost deposits. Management continues to closely monitor the net interest margin.

Provision for Loan Losses. The Bank’s provision for loan losses decreased to ($75,000) for the year ended December 31, 2014 from $1.4 million for the year ended December 31, 2013. The decrease in the provision for loan losses was the result of management’s quarterly analysis of the allowance for loan loss. At December 31, 2014, and December 31, 2013, non-performing loans totaled $2.4 million and $1.2 million, respectively. At December 31, 2014, the ratio of the allowance for loan losses to non-performing loans was 99.8% compared to 213.3% at December 31, 2013. Management believes the allowance coverage is sufficient due to the estimated loss potential. The ratio of the allowance to total loans was 1.32% and 1.28% at December 31, 2014 and December 31, 2013, respectively. Charge-offs, net of recoveries, totaled ($17,000) for the year ended December 31, 2014 compared to $2.0 million for the year ended December 31, 2013. Management performs an allowance sufficiency analysis, at least quarterly, based on the portfolio composition, asset classifications, loan-to-value ratios, impairments in the current portfolio, and other factors. This analysis is designed to reflect credit losses for specifically identified loans, as well as credit losses in the remainder of the portfolio. The reserve methodology employed by management reflects the difference in degree of risk between the various categories of loans in the Bank’s portfolio. The reserve methodology also critically assesses those loans adversely classified in the portfolio by management. While management estimates loan losses using the best available information, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management’s control. The Bank conducts quarterly evaluations on nonperforming assets and obtains independent appraisals when there is a material development such as a transfer to other real estate owned. In addition, the FDIC and IDFPR, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. As a result of their review, the FDIC and IDFPR may require the Bank to make additional provisions for estimated losses based upon judgments different from those of management.

Noninterest Income.

	Year Ended December 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$370	$350	$20	5.71%
Gain on sale of loans	484	1,144	(660)	(57.69)
Gain (loss) on sale of securities	(15)	55	(70)	(127.27)
Loss on sale of assets	(74)	(175)	101	57.71
Loss on sale of foreclosed assets	(21)	(328)	307	93.60
Bank owned life insurance	213	223	(10)	(4.48)
Other non-interest income	828	980	(152)	(15.51)
Total non-interest income	$1,785	$2,249	$(464)	(20.63)

Noninterest income consists primarily of service charges on customer deposit accounts, loss on sale of foreclosed assets, gain on sale of loans, and other service charges and fees. Noninterest income decreased $464,000, or 20.6%, to $1.8 million for the year ended December 31, 2014 as compared to $2.2 million for the year ended December 31, 2013, primarily due to decreases in gains on sale of loans which were partially offset by decreases in loss on sale of foreclosed assets. Gain on sale of loans decreased $660,000 to $484,000 for the year ended December 31, 2014 from $1.1 million for the year ended December 31, 2013 as prior year refinancing activity slowed in 2014. Loss on sale of foreclosed assets decreased $307,000 to $21,000 for the year ended December 31, 2014 from $328,000 for the year ended December 31, 2013. Service charges on deposit accounts increased $20,000 to $370,000 for the year ended December 31, 2014 from $350,000 for the year ended December 31, 2013. This increase was primarily due to a higher volume of debit card interchange fees. Other non-interest income decreased $152,000 to $828,000 for the year ended December 31, 2014 from $980,000 for the year ended December 31, 2013. This decrease was partially due to lower rents received on foreclosed properties.

Noninterest Expense.

	Year Ended December 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$5,730	$5,943	$(213)	(3.58%)
Net occupancy	801	821	(20)	(2.44)
Equipment expense	405	447	(42)	(9.40)
Data processing expense	1,004	1,287	(283)	(22.00)
Advertising and promotions	168	179	(11)	(6.15)
Professional fees	940	1,412	(472)	(33.43)
Write-down on foreclosed assets	349	1,323	(974)	(73.62)
FDIC premiums	470	747	(277)	(37.08)
Other real estate owned expenses	172	587	(415)	(70.70)
Other operating expenses	788	1,251	(463)	(37.01)
Total non-interest expenses	$10,827	$13,997	$(3,170)	(22.65)

Noninterest expense decreased by $3.2 million to $10.8 million for the year ended December 31, 2014 from $14.0 million for the year ended December 31, 2013. This decrease is primarily due to decreases in write-downs on foreclosed assets, other real estate owned expenses, data processing expense and FDIC premiums. Write-downs on foreclosed assets decreased by $974,000 to $349,000 for the year ended December 31, 2014 from the year ended December 31, 2013. This decrease is due to lower expenses related to OREO valuation adjustments. Other real estate owned expenses decreased $415,000 to $172,000 for the year ended December 31, 2014 from $587,000 for the year ended December 31, 2013. Data processing expense decreased $283,000 to $1.0 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This decrease is primarily due to the savings from the core processing conversion the Bank completed in the fourth quarter of 2013. FDIC premiums decreased $277,000 to $470,000 for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Professional fees decreased $597,000, or 42.3%, to $815,000 for the year ended December 31, 2014 from $1.4 million for the year ended December 31, 2013. This decrease is primarily due to lower attorney’s fees related to resolving problem credits. Other operating expenses decreased $463,000 to $788,000 for the year ended December 31, 2014 from $1.3 million for 2013 primarily due to decreased directors and officer’s insurance premiums, mortgage division related expenses and lower corporate franchise taxes. Salaries and employee benefits expenses decreased by $213,000, or 0.4%, to $5.7 million for the year ended December 31, 2014. This decrease is primarily due to a lower level of full-time equivalents as the Bank gained efficiencies as the result of a core processing conversion and lower commissions paid on mortgage loans sales. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Expense. The Company recorded a tax benefit of $4.0 million on $1.4 million pre-tax income for the year ended December 31, 2014. This tax benefit was due to the reversal of the valuation allowance on a portion of the Company’s net deferred tax assets, made possible by the Company’s return to profitability. The determination of being able to realize the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future taxable income, available tax planning strategies and assessments of the current and future economic and business conditions. Management considered both positive and negative evidence regarding the Company’s ability to ultimately realize the deferred tax assets, which is largely dependent upon the ability to derive benefits based upon future taxable income. Tax planning strategies available to the Company include investing in taxable instruments rather than tax-exempt securities. In 2014, management reevaluated the income forecasts and other tax strategies and determined that there was support for a change in the valuation allowance against its deferred tax assets. Management concluded in the third quarter of 2014 that, after a comprehensive review of both positive and negative considerations, it was now more likely than not that a portion of the deferred tax assets could be realized. As a result of this review a portion of the valuation allowance against deferred tax assets was reversed. As of December 31, 2014, management determined that the realization of a portion of the deferred tax asset was more likely than not as required by accounting principles and reversed that amount which was fully supported by the analysis. Income tax expense totaled $146,000 for the year ended December 31, 2013.

Asset/Liability Management

The primary objectives of the Company’s asset/liability management policies are to:

a)	Manage and minimize interest rate risk;
b)	Manage the investment portfolio to maximize yield;
c)	Assess and monitor general risks of operations; and
d)	Maintain adequate liquidity to meet the withdrawal requirements of depositors and the financing needs of borrowers.

Liquidity

The Company’s primary source of funds is dividends it receives from the Bank. Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits for the current year plus those of the previous two years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. Total stockholder’s equity of the Bank totaled $29.0 million at December 31, 2014. The Bank’s primary sources of funds are deposits, proceeds from principal and interest payments on loans, maturities of securities, federal funds purchased, and to a lesser extent advances from the Federal Home Loan Bank. While maturities and scheduled amortization of loans and securities are generally predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

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

Deposits decreased by $10.3 million in 2014 and decreased by $1.5 million and increased by $16.1 million in 2013 and 2012, respectively. Despite intense competition for deposits from the many financial institutions in the Company’s market area, the Company has been successful in attracting sufficient deposits to provide for the majority of its funding needs. However, funding through retail deposits continues to grow more challenging.

Off-Balance Sheet Arrangements

In the normal course of operations, we may engage in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America, are not recorded in our consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For additional information see Note 14 of the notes to the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company monitors and manages risks associated with changes in interest rates and mismatched asset and deposit maturities. Significant changes in rates can adversely affect net interest income, market value of securities, and the economic value of equity. Based on the Company’s current simulation model, the following schedule indicates the estimated effects of an immediate upward rate shift of 100, 200 and 300 basis points as of December 31, 2014. As of December 31, 2013, these effects totaled 4.6%, 4.9% and 7.4% for net interest income and 5.5%, 1.6% and 0.2% for economic value of equity.

	100 Basis Point Rate Shift Up	200 Basis Point Rate Shift Up	300 Basis Point Rate Shift Up
Net interest income (next 12 months)	5.1%	6.5%	7.9%
Economic value of equity	5.0%	3.0%	0.9%

Based on the Company’s current simulation model, the following schedule indicates the estimated effects of an immediate downward rate shift of 100, 200, 300 basis points as of December 31, 2014. As of December 31, 2013, these effects totaled -4.0% for net interest income and -11.5% for economic value of equity. Due to the current interest rate environment being at historic lows, a 200 and 300 a basis point decrease is considered unlikely and therefore not presented. All other measures of interest rate risk are within policy guidelines.

	100 Basis Point Rate Shift Down	200 Basis Point Rate Shift Down	300 Basis Point Rate Shift Down
Net interest income (next 12 months)	-6.4%	N/A	N/A
Economic value of equity	-13.0%	N/A	N/A

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Community Financial Shares, Inc.

Glen Ellyn, Illinois

We have audited the accompanying consolidated balance sheets of Community Financial Shares, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Financial Shares, Inc. as of December 31, 2014, and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Indianapolis, Indiana

March 13, 2015

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

(Dollars in thousands except share data)

ASSETS	2014	2013
Cash and due from banks	$11,256	$4,485
Interest-bearing deposits	12,359	25,068
Cash and cash equivalents	23,615	29,553

Interest-bearing time deposits	-	945
Securities available for sale	105,985	95,829
Loans held for sale	-	804
Loans, less allowance for loan losses of $2,442 and $2,500	182,573	193,451
Foreclosed assets	2,199	2,269
Federal Home Loan Bank stock	1,119	926
Premises and equipment, net	14,473	14,862
Cash value of life insurance	6,857	6,644
Interest receivable and other assets	6,191	3,688
Total assets	$343,012	$348,971

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$305,421	$315,709
Federal Home Loan Bank advances	2,000	4,500
Subordinated debentures	3,609	3,609
Interest payable and other liabilities	3,406	3,526
Total liabilities	314,436	327,344

Commitments and contingencies

Stockholders' equity
Common stock - $0.01 par value, 75,000,000 shares authorized; 10,781,988 shares issued and outstanding	-	-
Preferred stock - $1.00 par value, $100 liquidation preference 1,000,000 shares authorized; 191,246 shares issued and outstanding	191	191
Paid-in capital	30,395	30,386
Accumulated deficit	(1,750)	(7,133)
Accumulated other comprehensive loss	(260)	(1,817)
Total stockholders' equity	28,576	21,627
Total liabilities and stockholders' equity	$343,012	$348,971

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2014 and 2013

(Dollars in thousands, except per share data)

	2014	2013
Interest and dividend income
Interest and fees on loans	$9,933	$10,629
Securities
Taxable	1,384	1,132
Exempt from federal income tax	374	282
Federal Home Loan Bank dividends and other	51	129
Total interest income	11,742	12,172
Interest expense
Deposits	1,195	1,451
Federal Home Loan Bank advances and other borrowed funds	83	118
Subordinated debentures	70	69
Total interest expense	1,348	1,638

Net interest income	10,394	10,534
Provision for loan losses	(75)	1,427
Net interest income after provision for loan losses	10,469	9,107

Noninterest income
Service charges on deposit accounts	370	350
Gain on sale of loans	484	1,144
Loss on sale of foreclosed assets	(21)	(328)
Loss on sale of assets	(74)	(175)
Gain (loss) on sale of securities	(15)	55
Increase in cash surrender value of bank-owned life insurance	213	223
Other service charges and fees	828	980
Total noninterest income	1,785	2,249

Noninterest expense
Salaries and employee benefits	5,730	5,943
Net occupancy expense	801	821
Equipment expense	405	447
Data processing	1,004	1,287
Advertising and marketing	168	179
Professional fees	940	1,412
Write-down on foreclosed assets	349	1,323
FDIC premiums	470	747
Other real estate owned expenses	172	587
Other operating expenses	788	1,251
Total noninterest expense	10,827	13,997

Income (loss) before income taxes	1,427	(2,641)
Income tax expense (benefit)	(3,956)	146
Net income (loss)	$5,383	$(2,787)

Earnings (loss) per share
Basic	$0.18	$(0.38)
Diluted	$0.18	$(0.38)

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

Years ended December 31, 2014 and 2013

(Dollars in thousands, except share data)

	Year Ended
	December 31,
	2014	2013

Net income/(loss)	$5,383	$(2,787)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Unrealized net gains/(losses)	2,526	(3,288)
Related income tax benefit (expense)	(979)	1,275
Net unrealized gains/(losses)	1,547	(2,013)
Less: reclassification adjustment for net gains realized during the period
Realized net gains/(losses)	(15)	55
Related income tax (expense)/benefit	5	(20)
Net realized gains/(losses)	(10)	35
Other comprehensive income/(loss)	1,557	(2,048)
Comprehensive income/(loss)	$6,940	$(4,835)

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2014 and 2013

(Dollars in thousands, except share data)

	Number of Common Shares	Preferred Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at January 1, 2013	5,560,567	$197	$26,270	$(4,346)	$231	$22,352

Net loss	-	-	-	(2,787)	-	(2,787)
Other comprehensive income	-	-	-	-	(2,048)	(2,048)
Net proceeds of private offering	3,670,221	-	4,090	-	-	4,090
Preferred stock conversion to common	1,551,200	(16)	16	-	-	-
Preferred stock issued	-	10	-	-	-	10
Amortization of stock option compensation	-	-	10	-	-	10

Balance at December 31, 2013	10,781,988	191	30,386	(7,133)	(1,817)	21,627

Net income	-	-	-	5,383	-	5,383
Other comprehensive loss	-	-	-	-	1,557	1,557
Amortization of stock option compensation	-	-	9	-	-	9
Balance at December 31, 2014	10,781,988	$191	$30,395	$(1,750)	$(260)	$28,576

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL SHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2014 and 2013

(Dollars in thousands)

	2014	2013
Cash flows from operating activities
Net income/(loss)	$5,383	$(2,787)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Amortization on securities, net	1,066	709
Depreciation	596	609
Provision for loan losses	(75)	1,427
(Gain) Loss on sale of securities	15	(55)
Write-down on foreclosed assets	349	1,323
Gain on sale of loans	(484)	(1,144)
Originations of loans for sale	(18,748)	(46,365)
Proceeds from sales of loans	20,037	53,934
Loss on sale of foreclosed assets	21	328
Loss on sale of assets	74	175
Deferred income taxes	(3,956)	146
Compensation cost of stock options	9	10
Change in cash value of life insurance	(213)	(223)
Change in interest receivable and other assets	382	(1,126)
Change in interest payable and other liabilities	(121)	374
Net cash provided by operating activities	4,335	7,335

Cash flows from investing activities
Purchases of securities available for sale	(33,192)	(75,194)
Proceeds from maturities and calls of securities available for sale	17,922	14,893
Proceeds from sales of securities available for sale	6,573	8,063
Proceeds from sales of foreclosed assets	167	7,725
Net change in interest-bearing time deposits	945	996
Amount paid for acquisition of foreclosed assets	-	(674)
Purchase of Federal Home Loan Bank stock	(193)	-
Net change in loans	10,498	(2,602)
Premises and equipment expenditures, net	(206)	(114)
Net cash provided by (used in) investing activities	2,514	(46,907)

Cash flows from financing activities
Change in
Non-interest bearing and interest bearing demand deposits and savings	2,121	5,533
Certificates and other time deposits	(12,408)	(7,029)
Repayment of borrowings	(2,500)	(4,500)
Proceeds from private offering	-	4,100
Net cash used in financing activities	(12,787)	(1,896)

Net change in cash and cash equivalents	(5,938)	(41,468)

Cash and cash equivalents at beginning of year	29,553	71,021

Cash and cash equivalents at end of year	$23,615	$29,553

Supplemental disclosures
Interest paid	$1,424	$1,614
Transfers from loans to foreclosed assets	455	1,979
Transfer property from held for sale to premises and equipment	-	634

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

December 31, 2014 and 2013

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

December 31, 2014 and 2013

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

The Bank owned $1,118,900 and $925,700 of FHLB stock as of December 31, 2014 and 2013, respectively. The FHLB of Chicago paid average cash dividends totaling 0.50% and 0.30% in 2014 and 2013, respectively. The FHLB will continue to assess their dividend capacity each quarter, and will obtain the necessary approval if a dividend is to be made. Management performed an analysis and deemed the investment in FHLB stock was not impaired.

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

Stock Compensation: At December 31, 2014, the Company has a stock-based employee compensation plan, which is described more fully in Note 13.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

With few exceptions, the Company is no longer subject to U.S. federal, state and local or non U.S. income tax examinations by tax authorities for years prior to 2011. The Company has net operating loss carryovers for federal and Illinois purposes for all years subsequent and including 1999 and 1998, respectively. To the extent these losses get used to offset future years’ taxable income, the taxing authorities have the right to audit those loss years.

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

Earnings Per Share: Basic earnings per share is net income available to common shareholders divided by the weighted average number of shares outstanding during the year. Diluted earnings per share include the dilutive effect of additional potential shares issuable under stock options. For 2014 the Company is required to calculate basic and diluted earnings per share using the two-class method. Calculations of earnings per share under the two- class method (i) exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities and (ii) exclude from the denominator the dilutive impact of the participating securities.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Holding Company or by the Holding Company to the stockholders. In addition, the Bank and the Holding Company are currently subject to regulatory orders limiting their ability to declare and pay dividends. See Note 9 for more information. In addition, pursuant to the terms of the Merger Agreement, the Company may not declare or pay any dividends or other distributions prior to the Effective Time without prior written consent of Wintrust.

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

The amendments in this Update are effective for fiscal years beginning after December 15, 2014. Early adoption is permitted only for disposals or classifications as held for sale. The Company adopted the methodologies prescribed by this ASU by the date required, and this ASU did not have a material effect on its financial position or results of operations.

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

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(Table dollar amounts in thousands, except share data)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The amendments in this Update are effective for annual reporting periods beginning after December 15, 2015. Early adoption is prohibited. The Company adopted the methodologies prescribed by this ASU by the date required, and this ASU did not have a material effect on its financial position or results of operations.

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

The amendments in this Update are effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted the methodologies prescribed by this ASU by the date required, and this ASU did not have a material effect on its financial position or results of operations.

NOTE 2 - CASH AND CASH EQUIVALENTS

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

Beginning January 1, 2013, noninterest-bearing transaction accounts are subject to a $250,000 limit on FDIC insurance per covered institution.

At December 31, 2014, the Company’s cash accounts exceeded federally insured limits by approximately $20.1 million. The Company had cash balances of $12.2 million at the FRB and FHLB that did not have FDIC insurance coverage.

Cash on hand or on deposit with the Federal Reserve Bank of $2.3 million was required to meet regulatory reserve and clearing requirements at year-end 2014.

NOTE 3 - SECURITIES AVAILABLE FOR SALE

The fair value of securities available for sale at year end is as follows:

2014	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

U. S. government agency debt securities	$7,738	$-	$(236)
States and political subdivisions	19,913	112	(92)
U.S. government agency mortgage-backed securities	66,139	316	(483)
Preferred stock	15	11	-
SBA securities	12,180	13	(66)
	$105,985	$452	$(877)

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

The fair values of securities available for sale at December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Amortized Cost	Fair Value

Due in one year or less	$481	$482
Due after one year through five years	3,244	3,222
Due after five years through ten years	16,992	16,959
Due after ten years	7,150	6,988

U.S. government agency mortgage-backed	66,306	66,139
Preferred stock	4	15
SBA securities	12,233	12,180
	$106,410	$105,985

Securities with a carrying value of approximately $7.6 million and $18.0 million at December 31, 2014 and 2013, respectively, were pledged to secure public deposits, Federal Home Loan Bank advances and for other purposes as required or permitted by law.

Sales of securities were as follows:

	2014	2013
Sales proceeds	$6,573	$8,063
Gross gains/(losses) on sales	(15)	55

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(Table dollar amounts in thousands, except share data)

NOTE 3 - SECURITIES AVAILABLE FOR SALE (Continued)

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2014 and 2013 was $65.7 million and $77.1 million, respectively, which is approximately 62.0% and 80.5% of the Company’s investment portfolio, respectively. These declines primarily resulted from changes in market interest rates and current depressed market conditions. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014 and 2013:

2014	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agency debt securities	$-	$-	$7,738	$(236)	$7,738	$(236)
State and political subdivisions	6,601	(31)	3,801	(61)	10,402	(92)
U.S. Government agency mortgage-backed securities	13,988	(59)	23,516	(424)	37,504	(483)
SBA Securities	5,065	(22)	4,978	(44)	10,043	(66)
Total temporarily impaired securities	$25,654	$(112)	$40,033	$(765)	$65,687	$(877)

U.S. Government Agency Debt Securities and U.S. Government Agency Mortgage-backed Securities

The unrealized losses on the Company’s investments in obligations of U.S. government agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2014.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(Table dollar amounts in thousands, except share data)

NOTE 3 - SECURITIES AVAILABLE FOR SALE (Continued)

2013	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agency debt securities	$6,694	$(797)	$4,365	$(617)	$11,059	$(1,414)
State and political subdivisions	10,027	(419)	-	-	10,027	(419)
U.S. Government agency mortgage-backed securities	48,023	(1,234)	16	(1)	48,039	(1,235)
SBA Securities	7,987	(104)	-	-	7,987	(104)
Total temporarily impaired securities	$72,731	$(2,554)	$4,381	$(618)	$77,112	$(3,172)

NOTE 4 - LOANS

Loans consisted of the following at December 31:

	2014	2013
Real estate
Commercial	$92,669	$97,813
Construction	1,853	1,856
Residential	26,676	26,240
Home equity	46,339	47,050
Total real estate loans	167,537	172,959
Commercial	16,048	21,379
Consumer	1,163	1,384
Total loans	184,748	195,722
Deferred loan costs, net	267	229
Allowance for loan losses	(2,442)	(2,500)
Loans, net	$182,573	$193,451

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

December 31, 2014 and 2013

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

Policy for charging off loans:

Management’s general practice is to establish a reserve or proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral.

Consistent with regulatory guidance, charge-offs on all loan segments are taken when specific loans, or portions thereof, are considered uncollectible. The Company’s policy is to promptly charge these loans off in the period the uncollectible loss is reasonably determined.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(Table dollar amounts in thousands, except share data)

NOTE 4 – LOANS (Continued)

For all loan portfolio segments except one-to-four family residential loans and consumer loans, the Company promptly establishes a reserve or charges-off loans, or portions thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations. For impaired loans that are considered to be solely collateral dependent, a partial charge-off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.

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

Period utilized for determining historical loss factors:

The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the prior five years. Management believes the five year historical loss experience methodology is appropriate in the current economic environment, as it captures loss rates that are comparable to the current period being analyzed.

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

December 31, 2014 and 2013

(Table dollar amounts in thousands, except share data)

NOTE 4 – LOANS (Continued)

The aggregate amount of loans, as defined, to such related parties were as follows:

2014
Balances, January 1, 2014	$1,006
New loans including renewals	113
Payments, etc., including renewals	(363)
Balances, December 31, 2014	$756

2013
Balances, January 1, 2013	$2,432
New loans including renewals	156
Payments, etc., including renewals	(1,582)
Balances, December 31, 2013	$1,006

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2014 and 2013:

	2014
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Total

Balance at beginning of period	$483	$1,336	$44	$41	$266	$330	$2,500
Provision for loan losses	(205)	(138)	(13)	(23)	50	254	(75)
Charge-offs	-	(28)	-	(3)	-	(64)	(95)
Recoveries	75	5	-	-	30	2	112
Balance at end of period	$353	$1,175	$31	$15	$346	$522	$2,442

Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$38	$88	$126
Ending balance: collectively evaluated for impairment	$353	$1,175	$31	$15	$308	$434	$2,316
Total Loans:
Ending balance	$16,048	$92,669	$1,853	$1,163	$26,676	$46,339	$184,748
Ending balance: individually evaluated for impairment	$-	$823	$-	$-	$528	$964	$2,315
Ending balance: collectively evaluated for impairment	$16,048	$91,846	$1,853	$1,163	$26,148	$45,375	$182,433

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(Table dollar amounts in thousands, except share data)

NOTE 4 – LOANS (Continued)

	2013
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Total

Balance at beginning of period	$621	$1,386	$53	$21	$305	$646	$3,032
Provision for loan losses	129	221	(9)	34	773	279	1,427
Charge-offs	(267)	(357)	-	(15)	(835)	(600)	(2,074)
Recoveries	-	86	-	1	23	5	115
Balance at end of period	$483	$1,336	$44	$41	$266	$330	$2,500

Ending balance: individually evaluated for impairment	$-	$26	$-	$-	$-	$46	$72
Ending balance: collectively evaluated for impairment	$483	$1,310	$44	$41	$266	$284	$2,428
Total Loans:
Ending balance	$21,379	$97,813	$1,856	$1,384	$26,240	$47,050	$195,722
Ending balance: individually evaluated for impairment	$1,566	$437	$-	$-	$398	$505	$2,906
Ending balance: collectively evaluated for impairment	$19,813	$97,376	$1,856	$1,384	$25,842	$46,545	$192,816

The following table summarizes the Company’s nonaccrual loans by class at December 31, 2014 and 2013.

	2014	2013
Real estate loans:
Commercial	$823	$437
Residential mortgage	528	-
Home equity	964	505
Total	$2,315	$942

The following table presents impaired loans as of December 31, 2014:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$823	$835	$-	$837	$30
Residential	-	-	-	7	-
HELOC	509	514	-	632	8
Subtotal	1,332	1,349	-	1,476	38
With an allowance recorded:
Commercial real estate	-	-	-	792	12
Residential	528	531	38	532	24
HELOC	456	516	88	579	22
Subtotal	984	1,047	126	1,903	58
Total Impaired Loans	$2,316	$2,396	$126	$3,379	$96

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

December 31, 2014 and 2013

(Table dollar amounts in thousands, except share data)

NOTE 4 – LOANS (Continued)

The following table summarizes credit quality of the Company at December 31, 2014 and 2013:

	2014
	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial	$15,983	$—	$65	$—	$—	$16,048
Real estate loans:
Construction	1,853	—	—	—	—	1,853
Commercial real estate	89,644	227	2,798	—	—	92,669
Residential mortgage	26,448	—	528	—	—	26,676
Home equity	45,048	28	963	—	—	46,339
Consumer	1,163	—	—	—	—	1,163
Total	$180,139	$255	$4,354	$—	$—	$184,748

	2013
	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial	$19,536	$209	$1,634	$—	$—	$21,379
Real estate loans:
Construction	1,856	—	—	—	—	1,856
Commercial real estate	93,679	3,235	899	—	—	97,813
Residential mortgage	24,763	1,477	—	—	—	26,240
Home equity	46,515	29	506	—	—	47,050
Consumer	1,384	—	—	—	—	1,384
Total	$187,733	$4,950	$3,039	$—	$—	$195,722

The following table summarizes aging of the Company’s loan portfolio at December 31, 2014 and 2013:

	2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing

Commercial	$133	$56	$—	$189	$15,859	$16,048	$—
Real estate loans:
Construction	—	—	—	—	1,853	1,853	—
Commercial real estate	301	—	823	1,124	91,545	92,669	—
Residential mortgage	—	89	528	617	26,059	26,676	—
Home equity	339	—	1,096	1,435	44,903	46,339	133
Consumer	3	—	—	3	1,160	1,163	—
Total	$776	$145	$2,447	$3,368	$181,380	$184,748	$133

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

December 31, 2014 and 2013

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

There were no loans restructured as TDRs for the years ended December 31, 2014 and 2013.

There were no defaults during 2014 or 2013 for loans restructured within the prior twelve months.

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at year end:

	2014	2013
Land	$4,028	$4,028
Buildings	13,150	13,116
Furniture and equipment	3,593	3,584
Total cost	20,771	20,728
Accumulated depreciation	(6,298)	(5,866)
Net book value	$14,473	$14,862

NOTE 6 - DEPOSITS

	2014	2013
Non-interest bearing DDA	$44,754	$39,613
NOW	71,492	72,545
Money market	43,666	42,443
Regular savings	71,199	74,389
Certificates and time deposits, $100,000 and over	25,641	32,621
Other certificates and time deposits	48,669	54,098
Total deposits	$305,421	$315,709

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(Table dollar amounts in thousands, except share data)

NOTE 6 – DEPOSITS (Continued)

At December 31, 2014, scheduled maturities of certificates of deposit are as follows:

2015	$43,712
2016	19,006
2017	8,218
2018	2,677
2019	697
$74,310

At December 31, 2014, total certificates and time deposits of $250,000 and over totaled $2,708,000. Deposits from related parties, as defined in Note 4, held by the Company at December 31, 2014 and 2013 totaled $2,449,000 and $2,478,000, respectively.

NOTE 7 - ADVANCES FROM THE FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of Chicago totaled $2.0 million and $4.5 million at December 31, 2014 and 2013, respectively. There is one advance with an interest rate of 1.69% and is subject to restrictions or penalties in the event of prepayment.

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

At December 31, 2014, the Company has one outstanding advance with the Federal Home Loan Bank of Chicago totaling $2.0 million maturing in 2015.

NOTE 8 - SUBORDINATED DEBENTURES

The Company and its financing trust subsidiary, Community Financial Shares Trust II, a Delaware statutory trust, consummated the issuance and sale of an aggregate amount of $3,500,000 of the Trust’s floating rate capital securities in a pooled trust preferred transaction. The subordinated debentures accrue interest at a variable rate based on three-month LIBOR plus 1.62%, reset and payable quarterly. The interest rate at December 31, 2014 was 1.86%. The debentures will mature on September 21, 2037, at which time the preferred securities must be redeemed. In addition, the Company may redeem the preferred securities in whole or part, beginning June 21, 2012 at a redemption price of $1,000 per preferred security.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(Table dollar amounts in thousands, except share data)

NOTE 8 - SUBORDINATED DEBENTURES (Continued)

The Company has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities in the event of the occurrence of an event of default, as defined in such guarantee.

The Company deferred all payments of interest on its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2037 beginning with the March 15, 2011 interest payment period through the December 15, 2012 interest payment period. On December 21, 2012, immediately following the consummation of the Investment, the Company paid all outstanding accrued and additional interest on its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2037 through the March 15, 2013 interest payment period in accordance with a written approval letter from the FRB. Subsequently, the Company elected to defer payments of interest on its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2037 beginning with the June 15, 2013 interest payment period. All of the outstanding accrued and additional interest was subsequently brought current on December 15, 2014.

NOTE 9 - CAPITAL REQUIREMENTS

On January 10, 2014, the Bank received notification from the Federal Deposit Insurance Corporation (the “FDIC”) and the Division of Banking of the Illinois Department of Financial and Professional Regulation (the “IDFPR”) that the Consent Order (the “Order”) issued to the Bank by the FDIC and IDFPR on January 21, 2011 was terminated effective January 10, 2014. The material terms and conditions of the Order were previously disclosed in the Company’s Current Report on Form 8-K filed on January 26, 2011. In connection with the termination of the Order, the Bank agreed to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets. At December 31, 2014, these capital ratios were 7.7% and 13.4%, respectively.

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

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(Table dollar amounts in thousands, except share data)

NOTE 9– CAPITAL REQUIREMENTS (Continued)

The actual capital levels and minimum required levels for the Bank were as follows at December 31:

	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2014

Total capital (to risk-weighted assets)	$27,941	13.4%	$16,672	8.0%	$20,840	10.0%
Tier 1 capital (to risk-weighted assets)	25,499	12.2	8,336	4.0	12,504	6.0
Tier 1 capital (to average assets)	25,499	7.7	13,329	4.0	16,661	5.0
2013

Total capital (to risk-weighted assets)	$25,990	11.9%	$17,426	8.0%	$21,783	10.0%
Tier 1 capital (to risk-weighted assets)	23,490	10.8	8,713	4.0	13,070	6.0
Tier 1 capital (to average assets)	23,490	6.8	13,763	4.0	17,204	5.0

At December 31, 2014, regulatory approval is required for all dividend declarations by both the Bank and the Company.

NOTE 10 - RETIREMENT PLANS

The Company maintains a profit sharing/401(k) plan, which covers substantially all employees. Employees may make contributions to the plan. Employer contributions to the plan are determined at the discretion of the Board of Directors. Annual employer contributions are charged to expense. Profit sharing/401(k) expense was $67,000 and $32,000 in 2014 and 2013, respectively.

The Company also maintains a nonqualified retirement program for directors. Expense for the directors’ retirement program was $24,000 and $23,000 in 2014 and 2013, respectively.

Under agreements with the Company, certain members of the Board of Directors have elected to defer their directors’ fees. The cumulative amount of deferred directors’ fees (included in other liabilities on the Company’s balance sheet) was $889,000 and $1.0 million for December 31, 2014 and 2013, respectively. The liabilities for the nonqualified retirement program for directors and for directors’ deferred fees are not secured by any assets of the Company. Deferred directors’ fees accounts were credited with interest at 2.52% in 2014.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(Table dollar amounts in thousands, except share data)

NOTE 11 - INCOME TAXES

Income tax consists of the following:

	2014	2013
Currently payable tax
Federal	$-	$145
State	-	(145)
Deferred tax
Federal	(1,866)	(3)
State	(2,090)	149
	$(3,956)	$146

Income tax differs from federal statutory rates applied to financial statement income due to the following:

	2014	2013

Federal rate of 34 percent	$485	$(898)
Add (subtract) effect of
Tax-exempt income, net of nondeductible interest expense	(123)	(92)
State income tax, net of federal benefit	(1,380)	4
Cash value of life insurance	(72)	(76)
Valuation allowance	(2,904)	1,058
Other items, net	38	150
Income tax	$(3,956)	$146

The Company recorded a tax benefit of $4.0 million on $1.4 million pre-tax income for the year ended December 31, 2014. The tax benefit was composed entirely of a reverse of the deferred tax valuation allowance.

Year-end deferred tax assets and liabilities were due to the following:

	2014	2013
Deferred tax assets
Allowance for loan losses	$297	$1,120
Deferred compensation	545	598
Other-than-temporary-impairment	50	52
Loss carryforward	10,823	9,400
Net unrealized losses on securities available for sale	165	1,149
AMT carryover	275	263
Other real estate owned	145	67
Other	192	211
Total	12,492	12,860
Deferred tax liabilities
Accumulated depreciation	(788)	(728)
Deferred loan fees and costs, net	(149)	(155)
Prepaid expenses	(54)	(57)
Federal Home Loan Bank stock dividends	(44)	(47)
State income taxes	(714)	(186)
Other	-	(51)
Total	(1,749)	(1,224)
Valuation allowance	(6,625)	(10,487)
Net deferred tax asset	$4,118	$1,149

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(Table dollar amounts in thousands, except share data)

NOTE 11 - INCOME TAXES (Continued)

The following is the activity in net deferred tax assets:

Balance, December 31, 2013	$1,149
Decrease in deferred tax assets	(368)
Increase in deferred tax liabilities	(525)
Decrease in valuation allowance	3,862
Balance, December 31, 2014	$4,118

Due to the capital raise during 2012 previously discussed, the Company has had an ownership change pursuant to IRC Section 382. This ownership change limits the amount of net operating loss which can be used annually for federal tax purposes. Due to this annual limitation and the number of years in which the net operating loss can be carried forward, a significant portion of the net operating loss will likely never be used. At December 31, 2014, the Company had $25.6 million of federal loss carryforwards and $27.4 million of Illinois state loss carryforwards which expire in varying amounts beginning in 2029 and 2021, respectively. At December 31, 2014, the Company had approximately $275,000 of alternative minimum tax credits available to offset future federal income taxes. The credits have no expiration date.

NOTE 12 – EARNINGS (LOSS) PER SHARE

The following is an analysis of the Company’s basic and diluted EPS, reflecting the application of the two-class method as of December 31, 2014 and 2013:

2014
Net income available for distribution	$5,383
Dividends and undistributed earnings allocated to participating securities	(3,442)
Income attributable to common shareholders	$1,941

Average common shares outstanding for basic EPS	10,781,988
Effect of dilutive convertible preferred stock	-
Effect of dilutive stock options	30
Average common and common-equivalent shares for dilutive EPS	10,782,018

Basic	$0.18
Diluted	$0.18

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(Table dollar amounts in thousands, except share data)

NOTE 12 – EARNINGS (LOSS) PER SHARE (Continued)

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

There were 20,680 and 23,580 anti-dilutive shares at December 31, 2014 and 2013, respectively.

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

There were no options granted or exercised during 2014.

A summary of option activity under the Plan as of December 31, 2014, and changes during the year then ended, is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of year	23,580	$18.95
Granted	-	-
Exercised	-	-
Forfeited or expired	(2,900)	18.77
Outstanding, end of year	20,680	$18.97	3.23	$-
Exercisable, end of year	11,265	$21.27	2.58	$-

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(Table dollar amounts in thousands, except share data)

NOTE 13 - STOCK OPTIONS (Continued)

The weighted-average grant-date fair value of options granted during 2013 was $0.47. There were no options granted in 2014. In addition, no options were exercised for the years ended December 31, 2014 and 2013.

As of December 31, 2014, there was $29,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of five years.

During 2014, the Company recognized approximately $9,000 of share-based compensation expense and approximately $4,000 of tax benefit related to the share based compensation expense.

NOTE 14 - OFF-BALANCE-SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment. The Company is not aware of any event, demand, commitment, trend or uncertainty that will result in, or is reasonably likely to result in, the termination or material reduction in availability of off-balance sheet arrangements that provide a material benefit to the Company.

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end.

	2014	2013

Financial standby letters of credit	$74	$199
Commitments to originate loans	-	2,216
Unused lines of credit and letters of credit	44,147	54,882

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(Table dollar amounts in thousands, except share data)

NOTE 15 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Available-for-sale Securities

If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include all except preferred stock, which are Level 1 securities of available-for-sale securities. Third party vendors compile prices from various sources and may apply such techniques as matrix pricing to determine the value of identical or similar investment securities (Level 2). Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather on the investment securities’ relationship to other benchmark quoted investment securities. The following tables are as of December 31, 2014 and 2013, respectively:

		At December 31, 2014
		Fair Value Measurements Using
	Fair
	Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. government agency debt securities	$7,738	$-	$7,738	$-
State and political subdivisions	19,913	-	19,913	-
U.S. government agency mortgage-backed securities	66,139	-	66,139	-
Preferred stock	15	15	-	-
SBA securities	12,180	-	12,180	-
Total available for sale securities	$105,985	$15	$105,970	$-

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(Table dollar amounts in thousands, except share data)

NOTE 15 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying December 31, 2014 and 2013 balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

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

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(Table dollar amounts in thousands, except share data)

NOTE 15 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following tables are as of December 31, 2014 and 2013, respectively:

		At December 31, 2014
		Fair Value Measurements Using
	Fair
	Value	Level 1	Level 2	Level 3

Impaired loans (Collateral Dependent)	$858	$-	$-	$858
Other real estate owned	1,451	-	-	1,451

		At December 31, 2013
		Fair Value Measurements Using
	Fair
	Value	Level 1	Level 2	Level 3

Impaired loans (Collateral Dependent)	$2,906	$-	$-	$2,906
Other real estate owned	2,269	-	-	2,269

The following table presents quantitative information about unobservable inputs in recurring and nonrecurring Level 3 fair value measurements:

	As of December 31, 2014
	Fair	Valuation	Unobservable
	Value	Technique	Inputs	Range
Impaired loans	$858	Market comparable properties	Marketability discount	2.3% - 36.0% Weighted Avg. 15%

Other real estate owned	1,451	Fair value	Marketability	2.5% - 40.0%
		appraisals	discount	Weighted Avg. 22%

	As of December 31, 2013
	Fair	Valuation	Unobservable
	Value	Technique	Inputs	Range
Impaired loans	$2,906	Market comparable properties	Marketability discount	5% - 30.7% Weighted Avg. 16%

Other real estate owned	2,269	Fair value	Marketability	0.0% - 23.8%
		appraisals	discount	Weighted Avg. 18%

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(Table dollar amounts in thousands, except share data)

NOTE 15 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2014 and 2013:

		At December 31, 2014
		Fair Value Measurements Using
	Carrying
	Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$23,615	$23,615	$-	-
Securities available for sale	105,985	15	105,970	-
Loans receivable, net	182,573	-	-	184,044
Federal Home Loan Bank stock	1,119	-	1,119	-
Interest receivable	1,058	-	1,058	-
		-
Financial liabilities
Deposits	305,421	-	305,333	-
Federal Home Loan Bank advances	2,000	-	2,023	-
Subordinated debentures	3,609	-	-	1,293
Interest payable	93	-	93	-

		At December 31, 2013
		Fair Value Measurements Using
	Carrying
	Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$29,553	$29,553	$-	-
Interest-bearing time deposits	945	945	-	-
Securities available for sale	95,829	35	95,794	-
Loans held for sale	804	-	804	-
Loans receivable, net	193,451	-	-	193,864
Federal Home Loan Bank stock	926	-	926	-
Interest receivable	884	-	884	-
		-
Financial liabilities
Deposits	315,709	-	303,199	-
Federal Home Loan Bank advances	4,500	-	4,478	-
Subordinated debentures	3,609	-	-	1,259
Interest payable	169	-	169	-

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(Table dollar amounts in thousands, except share data)

NOTE 15 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

December 31, 2014 and 2013

(Table dollar amounts in thousands, except share data)

Note 16 - Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	December 31,
	2014	2013
Assets
Cash on deposit with the Bank	$3,014	$3,499
Investment in common stock of the Bank	29,048	21,673
Other assets	130	134
Total assets	$32,192	$25,306

Liabilities
Long-term debt	$3,609	$3,609
Other liabilities	7	70
Total liabilities	3,616	3,679
Stockholders’ Equity	28,576	21,627
Total liabilities and stockholders’ equity	$32,192	$25,306

Condensed Statements of Operations and Comprehensive Income (Loss)

	Years Ended December 31,
	2014	2013

Income	$7	$4
Expenses
Interest expense	70	69
Other expenses	373	327
Total expenses	443	396
Loss before income tax expense and undistributed loss of the bank	(436)	(392)
Income tax expense	-	-
Loss before equity in undistributed loss of the bank	(436)	(392)
Equity in undistributed income (loss) of the bank	5,819	(2,395)
Net income (loss)	5,383	(2,787)
Net change in unrealized gains (losses) on available-for-sale
Securities	1,557	(2,048)
Total comprehensive income (loss)	$6,940	$(4,835)

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(Table dollar amounts in thousands, except share data)

Note 16 – Condensed Financial Information (Parent Company Only) (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2014	2013
Operating Activities
Net income (loss)	$5,383	$(2,787)
Equity in undistributed (income) loss of the Bank	(5,819)	2,395
Compensation cost of stock options	9	10
Other changes	(58)	385
Net cash provided by (used in) operating activities	(485)	3

Investment in Bank	-	(700)

Financing Activities
Net capital raise proceeds	-	4,100
Net cash provided by financing activities	-	4,100

Net change in cash on deposit with the bank	(485)	3,403
Cash on deposit with the bank at beginning of year	3,499	96
Cash on deposit with the bank at end of year	$3,014	$3,499

NOTE 17 - REGULATORY AND SUPERVISORY MATTERS

As previously disclosed, on January 10, 2014, the Bank received notification from the FDIC and the IDFPR that the Order to the Bank by the FDIC and IDFPR on January 21, 2011 was terminated effective January 10, 2014. The material terms and conditions of the Order were previously disclosed in the Company’s Current Report on Form 8-K filed on January 26, 2011. In connection with the termination of the Order, the Bank agreed to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets. At December 31, 2014 our Tier 1 and total capital ratios were 7.7% and 13.4%, respectively, compared to 7.7% and 12.9% at September 30, 2014, 7.2% and 12.5% at June 30, 2014, 7.0% and 12.0% at March 31, 2014 and 6.8% and 11.9% at December 31, 2013, respectively.

NOTE 18 – SUBSEQUENT EVENTS

On March 2, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Wintrust Financial Corporation (“Wintrust”), an Illinois corporation, and Wintrust Merger Sub LLC (“Merger Co.”), an Illinois limited liability company and wholly owned subsidiary of Wintrust. The Merger Agreement provides for, subject to the satisfaction or waiver of certain conditions, the acquisition of the Company by Wintrust for aggregate consideration intended to total $42,375,000, subject to certain adjustments as set forth in the Merger Agreement, as described further below. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into Merger Co. (the “Merger”), with Merger Co. as the surviving corporation in the Merger. The Merger Agreement also provides that, following the approval of certain amendments to the Company’s articles of incorporation by the Company’s stockholders, each outstanding share of the Company’s Series C preferred stock, Series D preferred stock and Series E preferred stock (collectively, the “Company Preferred Stock”) will automatically convert into shares of Company common stock immediately prior to the effective time of the Merger (the “Effective Time”), without any action on the part of the holder (the “Preferred Stock Conversion”). The Merger Agreement also contemplates that, prior to the closing date of the Merger, each option granted by the Company to purchase Company common stock that is outstanding and unexercised as of the date of the Merger Agreement will be terminated, cancelled and redeemed by the Company, and holders of such options will not be entitled to receive the merger consideration.

At the Effective Time, shares of Company common stock outstanding (including shares of Company Preferred Stock which will have been converted into Company common stock in connection with the Preferred Stock Conversion and excluding shares held by the Company and its subsidiary bank and dissenting shares) will be converted into the right to receive the merger consideration, which is intended to be paid approximately 50% in cash and approximately 50% in shares of Wintrust common stock. The total number of shares of Wintrust common stock to be issued to Company stockholders will be calculated by dividing $21,187,500 by the average, calculated for the ten trading day period ending on the second trading day preceding the closing date of the Merger, of the volume-weighted average price of Wintrust’s common stock for each trading day during such period(the “Wintrust Common Stock Price”); provided, however, that if the Wintrust Common Stock Price is less than $42.50, then the number of Wintrust common shares to be issued to Company stockholders will be 498,530, and if the Wintrust Common Stock Price is greater than $52.50, then the number of Wintrust common shares to be issued to Company stockholders shall be 403,572, subject in each case to adjustment as set forth in the Merger Agreement. If the Company fails to achieve a specified adjusted net worth, calculated as set forth in the Merger Agreement, as of the closing, then the aggregate consideration to be paid to Company stockholders shall be reduced dollar-for-dollar by an amount equal to the amount of such shortfall, as set forth in the Merger Agreement.

The completion of the Merger is subject to certain closing conditions, including, among others, (i) the receipt of required regulatory approvals and expiration of required regulatory waiting periods; (ii) receipt of requisite approvals by the Company’s stockholders of the Merger and other transactions contemplated in the Merger Agreement, including the Preferred Stock Conversion; (iii) the absence of dissenting stockholders representing greater than 5% of the shares of outstanding common stock of the Company (including shares of Company Preferred Stock which will have been converted into Company common stock in connection with the Preferred Stock Conversion); (iv) the absence of certain litigation or orders; and (v) the filing by the Company with appropriate tax authorities of certain amendments to the Company’s consolidated federal and state income tax returns.

The Merger Agreement provides certain termination rights for both Wintrust and the Company and further provides that a termination fee of either $900,000 or $1,750,000, plus documented out-of-pocket expenses and costs not to exceed $325,000, will be payable by the Company upon termination of the Merger Agreement under certain circumstances. The Merger Agreement also provides that a termination fee of $900,000, plus documented out-of-pocket expenses and costs not to exceed $325,000, will be payable by Wintrust upon termination of the Merger Agreement under certain circumstances.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 (e) promulgated under the Exchange Act) as of December 31, 2014. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter ending December 31, 2014, that have materially affected or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Based on our assessment as of December 31, 2014, we make the following assertion:

-	Management is responsible for establishing and maintaining effective internal control over financial reporting of the Company. The internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.
-	There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.
-	Management evaluated the Company’s internal control over financial reporting as of December 31, 2014. The assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Framework.

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2014.

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

Information about the Company’s directors is set forth below. Unless otherwise indicated, each person has held his or her current occupation for the past five years. The age indicated for each individual is as of December 31, 2014. The dates shown for service as a director of the Company include service as a director of the Bank.

Penny A. Belke, DDS, has been a dentist and has owned and operated her practice in Glen Ellyn, Illinois since 1980. Age 63. Director since 2004.

Dr. Belke’s strong ties to the community, through her dental practice and involvement in civic organizations, provide the Board with valuable insight regarding the local business and consumer environment.

Raymond A. Dieter, MD, was a surgeon with the DuPage Medical Group, a surgery and health care clinic located in Glen Ellyn, Illinois, from 1969 to 2013. Dr. Dieter is Vice President and a past President of the Center for Surgery, an outpatient and surgery clinic located in Naperville, Illinois, since 1990. Age 80. Director since 1994.

Dr. Dieter’s strong ties to the community, through his surgical practice and involvement in civic organizations, provide the Board with valuable insight regarding the local business and consumer environment.

Christopher M. Hurst has served as Portfolio Manager at Oak Mountain Advisors since 2014. Mr. Hurst served as an Analyst at Dune Capital, an investment research company, from 2004 to 2013. Age 46.

Mr. Hurst’s background and experience provides the Board with important financial knowledge and insight necessary to assess issues facing a public company.

Mary Beth Moran is a certified public accountant and registered investment advisor. She has been a partner in the CPA firm of Kirkby, Phelan and Associates, located in Bloomingdale, Illinois, since 1994. Age 44. Director since 2004.

As a certified public accountant and registered investment advisor, Ms. Moran provides the Board of Directors with experience regarding accounting and financial matters.

John M. Mulherin is of counsel with Mulherin, Rehfeldt & Varchetto, P.C., Attorneys at Law, a professional corporation engaged in the practice of law and located in Wheaton, Illinois. Mr. Mulherin continues to practice law with Mulherin, Rehfeldt & Varchetto, P.C., but no longer has an ownership interest in the firm. Age 72. Director since 1995.

As an attorney, Mr. Mulherin effectively provides the Board with important legal knowledge and insight necessary to assess issues facing a public company.

Daniel Strauss is a Portfolio Manager for Clinton Group, Inc. Mr. Strauss has served as a Senior Strategist for Clinton Group, Inc.’s private and public equity investment teams since joining the firm in 2010. Prior to that time, Mr. Strauss was an Associate in the private equity investment group of Angelo Gordon & Co. from 2008 to 2010 and served in the mergers and acquisitions group of Houlihan Lokey from 2006 to 2008. Mr. Strauss also currently serves as a director of Pacific Mercantile Bancorp (ticker: PMBC) and the Vice President of Acquisitions for ROI Acquisition Corp. (ticker: ROIQ). Age 30. Director since 2013.

Mr. Strauss’ background and experience provides the Board with important financial knowledge and insight necessary to assess issues facing a public company.

Philip Timyan is the retired Managing Member of Riggs Qualified Partners LLC, a position he held from 1999 to 2010. Age 57.

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

Executive Officers

The Board of Directors annually elects the Company’s executive officers, who serve at the Board’s discretion. Below is information regarding our executive officers who are not also directors. Each executive officer has held his current position for the last five years, unless otherwise stated. The age indicated for each individual is as of December 31, 2014.

Christopher P. Barton has been Vice President and Assistant Secretary of the Company since July 2000. In March 2003, Mr. Barton assumed the duties of Secretary of the Company and the Bank. Mr. Barton has also been Senior Vice President and Assistant Secretary of the Bank since October 1998 and was named Executive Vice President of the Bank in June 2007. Age 56.

Douglas D. Howe has been Executive Vice President of Finance and Administration of the Company and the Bank since January 2014. Mr. Howe was a self-employed banking consultant from November 2010 to December 2013. Prior to that time, Mr. Howe served as Senior Vice President and Treasurer of Amcore Bank, N.A. from February 2006 until Amcore Bank, N.A. was acquired by BMO Harris Bank in April 2010. Following the acquisition, Mr. Howe remained with BMO Harris Bank from April 2010 to October 2010 to assist with the integration process. Age 43.

Jeffrey A. Vock has been Vice President and Assistant Secretary of the Company and Senior Vice President and Chief Credit Officer of the Bank since February 2009. Prior thereto, Mr. Vock was President of Inland Bank and Trust from 2003 until 2008 and previously was Senior Vice President of Inland Bank and Trust from 2001 until 2003. Age 56.

Eric J. Wedeen has been Vice President, Chief Financial Officer and Assistant Secretary of the Company and Senior Vice President and Chief Financial Officer of the Bank since January 2007. Prior thereto, Mr. Wedeen was Vice President and Controller of Midwest Bank and Trust Company from May 2006 to January 2007 and previously was Senior Vice President and Chief Financial Officer of EFC Bancorp from December 2002 until January 2006. Age 51.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Pursuant to regulations promulgated under the Exchange Act, the Company’s officers, directors and persons who own more than 10% of the outstanding shares of the Company’s common stock (“Reporting Persons”) are required to file reports detailing their ownership and changes of ownership in such common stock (collectively, “Reports”), and to furnish the Company with copies of all such Reports. Based solely on its review of the copies of such Reports or written representations that no such Reports were necessary that the Company received during the past fiscal year or with respect to the last fiscal year, management believes that during the fiscal year ended December 31, 2014, Reports were submitted on a timely basis.

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

Corporate Governance

The Company’s Board of Directors maintains an Audit Committee that assists the Board of Directors in its oversight of the Company’s accounting, auditing, internal control structure and financial reporting matters, the quality and integrity of the Company’s financial reports and the Company’s compliance with applicable laws and regulations. The audit committee is also responsible for engaging the Company’s independent registered public accounting firm and monitoring its conduct and independence. The Audit Committee is comprised of Mary Beth Moran (Chair), John M. Mulherin and Christopher M. Hurst. The Board of Directors has determined that Mrs. Moran is an “audit committee financial expert,” as that term is defined by the applicable rules and regulations of the Securities and Exchange Commission, and is independent under the rules of the SEC governing audit committee members. Although the Company’s common stock is quoted on the OTC Pink Marketplace and is not presently listed on the NASDAQ Stock Market or listed on a national securities exchange, and as such is not subject to the corporate governance requirements of NASDAQ, the New York Stock Exchange or otherwise, the Company firmly believes that sound corporate governance is in its best interest and that of its stockholders. As a result, the Board of Directors has examined the composition of the Audit Committee in light of applicable federal law and the rules of the NASDAQ Stock Market governing audit committees, and has confirmed that all members of the Audit Committee are “independent” within the meaning of those rules.

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

Item 11. Executive Compensation

Summary Compensation Table

The following information is furnished for the principal executive officer and the next two most highly compensated executive officers of the Company (our named executive officers) whose total compensation for the year ended December 31, 2014 exceeded $100,000.

Name and		Salary	Bonus	Stock Options	Restricted Stock Unit	Change in Pension Value and Non-qualified Deferred Compensation	All Other- Compensation	Total
Principal Position	Year	($)	($)	(2)($)	Award($)	Earnings ($)	(3)($)	($)
Donald H. Wilson (1)	2014	265,200 (4)	106,250	—	—	—	—	371,450
President & Chief Executive Officer	2013	102,847 (4)	—	—	—	—	—	102,847
Community Financial Shares, Inc.

Jeffrey A. Vock	2014	152,880	45,600	—	—	—	11,439	209,919
Vice President, Assistant Secretary	2013	152,880	13,732	—	—	—	10,366	176,978
Community Financial Shares, Inc.

Christopher P. Barton	2014	142,233	35,575	—	—	—	6,411	184,219
Vice President & Secretary	2013	142,233	12,776	—	—	—	8,162	163,171
Community Financial Shares, Inc.

(1)	On August 15, 2013, the Board of Directors of the Company and the Bank appointed Donald H. Wilson as the President and Chief Executive Officer of the Company and the Bank effective August 15, 2013 at an annual salary of $250,000.
(2)	These amounts reflect the aggregate grant date fair value for outstanding stock option awards granted during the year indicated, computed in accordance with FASB ASC Topic 718. For information on the assumptions used to compute the fair value, see note 14 to the consolidated financial statements. The actual value, if any, realized by an executive officer from any option will depend on the extent to which the market value of the common stock exceeds the exercise price of the option on the date the option is exercised. Accordingly, there is no assurance that the value realized by an executive officer will be at or near the value estimated above. Mr. Vock had 200 options vest at a fair value of $2.35 in 2014.
(3)	Represents perquisites and other compensation and benefits received in 2014 as follows: Mr. Barton - use of Company-owned automobile valued at $6,411; and Mr. Vock – use of Company-owned automobile valued at $11,439.
(4)	Includes directors’ fees of $15,200 and $8,150 in 2014 and 2013, respectively.

Other Compensatory Arrangements

The Bank currently maintains change-in-control agreements with Donald H. Wilson, Christopher P. Barton, Jeffrey A. Vock, Douglas Howe and Eric J. Wedeen. For a description of the benefits payable to Messrs. Wilson, Barton, Vock. Howe and Wedeen under their change-in-control agreements upon a change in control of the Company, see “—Potential Payments Upon Change in Control.”

In addition, as a component of annual compensation, (i) all officers of the Company with the title of Assistant Vice President or Vice President may receive a cash payment subject to the discretion of the Board of Directors as determined from time to time during the course of the year, and (ii) all officers of the Company with the title of Senior Vice President and higher may receive a cash payment, subject to the discretion of the Board of Directors as determined from time to time during the course of the year.

Outstanding Equity Awards at Fiscal Year-End 2014

The following table provides information concerning exercisable options and unexercised options that have not vested for each named executive officer outstanding as of December 31, 2014. The table also discloses the exercise price and the expiration date. With the exception of Mr. Vock, no other named executive officer had any outstanding equity awards at December 31, 2014.

Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Jeffrey A. Vock	1,200	1,000	$14.00	2/18/2019

Pension Benefits / Non-qualified Defined Contribution and Other Non-qualified Deferred Compensation

The Company maintains a Profit Sharing/401(k) Plan, which is a combination of 401(k) deferrals by the employees, matching by the Company and “profit sharing” contributions by the Company, to give employees the opportunity to save for retirement on a tax-deferred basis. Total 401(k) deferrals in any taxable year may not exceed the dollar limit that is set by law. In 2014 this amount was $17,500 and $23,000 for those over the age of 50. Each year the Company may contribute matching profit sharing contributions for its employees. In 2014, the Company did not make contributions to any of the named executive officer’s individual Profit Sharing/401(k) Plan.

Potential Payments Upon Change in Control

Change in Control Agreements with Messrs. Wilson and Howe. On May 16, 2014, the Bank entered into a change in control agreement with each of Donald Wilson and Douglas Howe. The agreements, which became effective as of May 16, 2014, each provide for a two-year term. The term of each agreement automatically extends for an additional one-year term on each annual anniversary of the effective date of the agreement until the Bank gives the executive notice of its intent not to renew the agreement, at which time the term of the agreement will expire on the one-year anniversary of the most recent renewal date.

The change in control agreements each provide that if, within one year following a “change in control” of the Company or Bank (as defined in the agreement), (i) the Bank terminates the executive’s employment other than for “cause” (as defined in the agreement), death or disability or (ii) the executive terminates his employment for “good reason” (as defined in the agreement), then the Bank shall make a lump sum cash payment to the executive within 60 days of his termination of employment equal to 12 months of the greater of (i) the executive’s monthly base salary as of the date of termination or (ii) the executive’s monthly base salary as of the effective date of the change in control of the Bank. In addition, each executive will generally be entitled to receive all amounts or benefits to which he is entitled prior to his date of termination under any plan, program, policy, practice, contract or agreement of the Bank. The payment of such severance benefit to an executive will be contingent upon the executive’s execution of a waiver and release of claims to the Bank within 30 days of his termination date and will be subject to certain excise tax limitations and the provisions of Section 409A of the Internal Revenue Code of 1986, as amended.

Each change in control agreement further provides that if, within one year following a change in control of the Company or Bank, an executive is terminated by the Bank for cause or terminates his employment other than for good reason, the executive will only be entitled to receive (i) his base salary though the date of termination and (ii) all amounts or benefits to which the executive is entitled through the date of termination under any plan, program, policy, practice, contract or agreement of the Bank.

Change in Control Agreements with Messrs. Barton, Vock and Wedeen. The Bank is also a party to change-in-control agreements with Christopher Barton, Jeffrey Vock and Eric Wedeen. The letter agreements provide for enumerated benefits to be provided by the Bank to the executive officers upon the occurrence of certain events within 18 months after a change of control of the Company or the Bank.

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

2013 Stock Incentive Plan

On January 3, 2014, the stockholders of the Company consented to the approval of the Company’s 2013 Stock Incentive Plan (the “2013 Stock Incentive Plan”). Employees, officers, directors and consultants of the Company or its affiliates are eligible to participate in the 2013 Stock Incentive Plan. The 2013 Stock Incentive Plan authorizes awards in any of the following forms: (1) options to purchase shares of Company common stock, which may either be non-statutory stock options or incentive stock options under Section 422 of the U.S. Internal Revenue Code, as amended; (2) restricted stock awards and restricted stock unit awards; and (3) stock appreciation rights.

The Board of Directors has reserved a total of 2,900,000 shares of Company common stock for issuance upon the grant or exercise of awards made pursuant to the 2013 Stock Incentive Plan. It is anticipated that key personnel and consultants of the Company and its affiliates will participate in the 2013 Stock Incentive Plan. However, the Company has not yet awarded any grants under the 2013 Stock Incentive Plan.

Separation Agreement with Former President and Chief Executive Officer

On December 4, 2013, the Bank entered into a Separation Agreement and General Release of All Claims (the “Separation Agreement”) with Scott W. Hamer, the former President and Chief Executive Officer of the Company and the Bank.

Pursuant to the terms of the Separation Agreement, Mr. Hamer agreed to resign as a director of the Company and the Bank effective immediately. In exchange for Mr. Hamer’s execution of the Separation Agreement, the Bank agreed, subject to the non-objection of the Federal Deposit Insurance Corporation under 12 C.F.R. Part 359, to provide Mr. Hamer with: (1) periodic severance payments representing up to 21 weeks’ base salary in amount not exceed an aggregate of $79,153.84, less applicable state and federal withholding taxes; (2) payments equal to $700 per month from August 2013 through January 2014 as a subsidy for payments Mr. Hamer was obligated to make with respect to any election under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”); (3) a $1,500 payment for the reimbursement of country club dues; and (4) forgiveness of the $11,430 remaining balance of Mr. Hamer’s loan from the Bank for a country club membership. The Separation Agreement provided that Mr. Hamer would no longer be entitled to receive the severance payments or the COBRA payments described in (1) and (2) above if he accepted a full-time position with another employer that pays him an annual salary of $100,000 or more before the expiration of the periods in which the Company is obligated to provide such severance and/or COBRA payments under the Separation Agreement.

Under the Separation Agreement, Mr. Hamer also agreed to unconditionally and irrevocably waive, release and discharge the Bank and any of its affiliates, including the Company, to the fullest extent permitted by law, from all claims related in any way to transactions or occurrences between Mr. Hamer and the Bank or its affiliates, including, but not limited to, any claims related to Mr. Hamer’s employment or service as a director of the Company and the Bank and the termination of such employment or service.

Director Compensation

The following table provides information with respect to the compensation of our non-employee directors during the fiscal year ended December 31, 2014. No director listed in the table below was granted any restricted stock or option awards in fiscal year 2014.

	Fees Earned Paid in Cash ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)(1)	All Other Compensation ($)	Total ($)
Penny Belke	15,200	—	—	15,200
Raymond Dieter	15,200	—	—	15,200
Mary Beth Moran	16,175	—	—	16,175
John Mulherin	15,525	—	—	15,525
Daniel Strauss	14,100	—	—	14,100
Christopher Hurst	14,100	—	—	14,100
Philip Timyan	14,100	—	—	14,100

(1)	The amount in this column represents the aggregate increase in the present value of each director's accumulated benefit under the Director's Retirement Plan. Also, included in this column are the earnings and fees deferred by the Director under the Company's voluntary deferred compensation plan.

Board Fees. Directors of the Company were paid an annual retainer of $2,000 for 2014 and a fee of $1,100 for each Board meeting attended in 2014.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table indicates, as of March 2, 2015, the number of shares of voting securities beneficially owned by each greater than five percent holder of the Company’s outstanding voting securities.

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

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned Giving Effect to Preferred Stock Conversion Blockers	Percent of Common Stock Beneficially Owned Giving Effect to Preferred Stock Conversion Blockers (1)	Additional Shares of Common Stock Excluded from Beneficial Ownership Due to Preferred Stock Conversion Blockers	Total Shares of Common Stock Owned Absent Preferred Stock Conversion Blockers
SBAV LP SBAV GP LLC Clinton Special Opportunities Fund, Ltd. George Hall Clinton Group, Inc. 601 Lexington Avenue, 51st Floor New York, New York 10022	1,150,035 (2)	9.9%	6,296,665	7,446,700

Wellington Management Company, LLP Wellington Hedge Management, LLC 280 Congress Street Boston, Massachusetts 02210	1,150,035 (3)	9.9%	1,810,765	2,960,800

Fullerton Capital Partners LP 3047 Fillmore Street San Francisco, California 94123	1,184,702 (4)	9.9%	1,314,598	2,499,300

Philip J. Timyan 4324 Central Avenue Western Springs, Illinois 60558	1,184,702 (5)	9.9%	315,298	1,500,000

Otter Creek Partners I Otter Creek International Ltd Otter Creek Management, Inc. 222 Lakeview Avenue West Palm Beach, Florida 33401	920,000 (6)	8.53%	—	920,000

Beth and Ken Karmin Family Trust 1555 Capri Drive Pacific Palisades, California 90272	558,708 (7)	5.18%	—	558,708

(1)	Based on 10,781,988 shares of common stock outstanding as of March 2, 2015, plus all shares of common stock issuable to the shareholder upon the conversion of shares of Series C Preferred Stock currently held by the shareholder, to the extent that such conversion is not prohibited by the blocker provisions applicable to the Series C Preferred Stock. For purposes of this calculation, it is assumed that no other shareholders have converted any shares of Series C Preferred Stock.
(2)	Includes 315,500 shares of common stock and 834,535 shares of common stock issuable upon the conversion of shares of Series C Preferred Stock. Excludes (i) 1,096,365 shares of common stock issuable upon the conversion of shares of Series C Preferred Stock held by SBAV LP, a Delaware limited partnership (“SBAV”) and Clinton Special Opportunities Fund, Ltd. (“CSO”), and (ii) 5,200,300 shares of common stock issuable upon the conversion of shares of Series D Preferred Stock held by SBAV because of the Series C Preferred Stock and Series D Preferred Stock conversion blockers. Without the Series C Preferred Stock and Series D Preferred Stock conversion blockers, the shareholders would be deemed to beneficially own 7,446,700 shares of common stock. SBAV GP LLC, a Delaware limited liability company (“SBAV GP”), as the general partner of SBAV and Clinton Group, Inc., a Delaware corporation (“CGI”), by virtue of being the investment manager of SBAV and CSO, have the power to vote or direct the voting and to dispose or direct the disposition of, all of the Shares beneficially owned by SBAV and CSO. George Hall, as the sole managing member of SBAV GP and President of CGI, is deemed to have shared voting power and shared dispositive power with respect to all Shares as to which SBAV, SBAV GP and CGI have voting power or dispositive power. Accordingly, SBAV, SBAV GP, CSO, CGI and Mr. Hall are deemed to have shared voting and shared dispositive power with respect to all of the Company’s securities beneficially owned by SBAV. SBAV GP, CSO, CGI and Mr. Hall disclaim beneficial ownership of any and all such securities in excess of their actual pecuniary interest therein.
(3)	Includes 315,500 shares of common stock and 834,535 shares of common stock issuable upon the conversion of shares of Series C Preferred Stock. Excludes (i) 1,096,365 shares of common stock issuable upon the conversion of shares of Series C Preferred Stock and (ii) 714,400 shares of common stock issuable upon the conversion of shares of Series D Preferred Stock because of the Series C Preferred Stock and Series D Preferred Stock conversion blockers. Without the Series C Preferred Stock and Series D Preferred Stock conversion blockers, the shareholders would be deemed to beneficially own 2,960,800 shares of common stock.
(4)	Includes 1,184,702 shares of common stock issuable upon the conversion of shares of Series C Preferred Stock. Excludes (i) 686,598 shares of common stock issuable upon the conversion of shares of Series C Preferred Stock and (ii) 628,000 shares of common stock issuable upon the conversion of shares of Series D Preferred Stock because of the Series C Preferred Stock and Series D Preferred Stock conversion blockers. Without the Series C Preferred Stock and Series D Preferred Stock conversion blockers, the shareholder would be deemed to beneficially own 2,499,300 shares of common stock.
(5)	Includes 1,184,702 shares of common stock issuable upon the conversion of shares of Series C Preferred Stock. Excludes 315,298 shares of common stock issuable upon the conversion of shares of Series C Preferred Stock because of the Series C Preferred Stock conversion blocker. Without the Series C Preferred Stock conversion blocker, the shareholder would be deemed to beneficially own 1,500,000 shares of common stock.
(6)	Based on a Schedule 13G filed with the SEC on February 28, 2013. Includes 920,000 shares of common stock.
(7)	Includes 558,708 shares of common stock.

Security Ownership of Management

The following table indicates, as of March 2, 2015, the number of shares of common stock beneficially owned by each director of the Company, the named executive officers of the Company, and all directors and executive officers of the Company as a group.

Name of Beneficial Owner	Number of Shares (1)	Percent of Common Stock Outstanding (2)
Penny A. Belke, DDS	168,412	1.56%
Raymond A. Dieter, Jr., MD	102,312(3)	0.95
Douglas D. Howe	200,000	1.86
Christopher M. Hurst	20,000	0.19
Mary Beth Moran	61,202(4)	0.57
John M. Mulherin	21,501(5)	0.20
Daniel Strauss	—	—
Donald H. Wilson	500,000(6)	4.64
Philip J. Timyan	1,184,702(7)	10.99
Christopher P. Barton	169,242	1.57
Jeffrey A. Vock	51,200(8)	0.48
Eric J. Wedeen	251,550(9)	2.33
All Directors and Executive Officers as a Group (12 Persons)	2,730,121	25.32

(1)	Includes shares issuable pursuant to stock options currently exercisable within 60 days of March 2, 2015, as follows: Mr. Vock – 1,200 shares and Mr. Wedeen – 1,550 shares.
(2)	Based on 10,781,988 shares of common stock outstanding as of March 2, 2015 for all directors and executive officers except for Messrs. Wilson, Timyan, Vock, Wedeen. For each of Messrs. Wilson, Timyan, Vock and Wedeen, based on 10,781,988 shares of common stock outstanding as of March 2, 2015, plus all shares of common stock issuable to the individual upon the conversion of shares of Series C Preferred Stock currently held by the individual, to the extent that such conversion is not prohibited by the blocker provisions applicable to the Series C Preferred Stock. For purposes of this calculation, it is assumed that no other shareholders have converted any shares of Series C Preferred Stock.

(3)	Includes 2,776 shares held in a trust of which Dr. Dieter’s spouse is trustee.
(4)	Includes 902 shares held in joint tenancy of which Ms. Moran has shared investment and voting power.

(5)	Includes 6,264 shares held in joint tenancy of which Mr. Mulherin has shared investment and voting power and 1,208 shares held by Mr. Mulherin’s spouse in an IRA.
(6)	Includes 100,000 shares of common stock and 400,000 shares of common stock issuable upon conversion of shares of Series C Preferred Stock, all of which are held in joint tenancy of which Mr. Wilson has shared investment and voting power.
(7)	Includes 1,184,702 shares of common stock issuable upon the conversion of shares of Series C Preferred Stock. Excludes 315,298 shares of common stock issuable upon the conversion of shares of Series C Preferred Stock because of the Series C Preferred Stock conversion blocker. Without the Series C Preferred Stock conversion blocker, the shareholder would be deemed to beneficially own 1,500,000 shares of common stock.
(8)	Includes 50,000 shares of common stock issuable upon the conversion of shares of Series C Preferred Stock.
(9)	Includes 250,000 shares of common stock issuable upon the conversion of shares of Series C Preferred Stock.

Changes In Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Equity Compensation Plan Information as of December 31, 2014

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans*
	A	B	C
Equity compensation plans approved by security holders	20,680	$18.97	2,994,695
Equity compensation plans not approved by security holders	-	N/A	-
Total	20,680		2,994,695

*	Excluding securities reflected in column A.

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

The aggregate outstanding balance of loans by the Bank to directors, executive officers and their related parties was $756,000 at December 31, 2014. All loans made by the Bank to related persons have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Bank.

Other Transactions. Since January 1, 2012, there have been no transactions and there are no currently proposed transactions in which we were or are to be a participant and the amount involved exceeds $120,000, and in which any of our executive officers or directors had or will have a direct or indirect material interest.

Director Independence

The Board of Directors has determined that all directors are independent under the listing requirements of the Nasdaq Stock Market and applicable federal law, except for Donald H. Wilson, whom we have employed as President and Chief Executive Officer since August 15, 2013.

Although our common stock is quoted on the OTC Pink Marketplace and is not presently listed on the Nasdaq Stock Market or listed on a national securities exchange, and as such is not subject to the corporate governance requirements of Nasdaq, the New York Stock Exchange or otherwise, we firmly believe that sound corporate governance is in our best interest and that of our stockholders. To that end, the Board of Directors has adopted the definition of director independence that is set forth in Nasdaq’s listing standards. In determining the independence of its directors, the Board of Directors considered loans that the Bank directly or indirectly made to Directors Belke, Moran and Mulherin. All loans made by the Bank to related persons have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Bank.

John M. Mulherin is of-counsel with Mulherin, Rehfeldt & Varchetto, a professional corporation engaged in the practice of law, and has provided regular legal counsel to the Company and the Bank in the ordinary course of business. Fees paid to Mulherin, Rehfeldt & Varchetto in 2014 totaled $5,800. We believe that the fees paid to Mulherin, Rehfeldt & Varchetto were based on normal terms and conditions as would apply to unaffiliated clients of those firms.

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2014 and December 31, 2013 by BKD LLP:

	2014	2013

Audit Fees(1)	$98,300	$121,500
Audit-Related Fees	—	—
Tax Fees(2)	13,590	8,700
All Other Fees	9,000	8,500
Total Fees	$120,890	$138,700

(1)	Includes fees for professional services rendered for audits of the Company’s consolidated financial statements and internal control over financial reporting, reviews of condensed consolidated financial statements included in the Company’s Forms 10-Q, and assistance with regulatory filings. All of the fees were pre-approved by the Audit Committee in accordance with the Committee’s pre-approval policy.
(2)	Includes fees primarily related to tax return preparation and review and tax planning and advice.

In approving fees, other than Audit Fees, the Audit Committee considers whether the provision of services described above under “All Other Fees” is compatible with maintaining the auditor’s independence. During 2014 and 2013, all fees paid to BKD LLP were pre-approved by the Audit Committee.

The Audit Committee is responsible for appointing, setting compensation, and overseeing the work of the independent registered public accounting firm. The Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm to ensure that the external auditor does not provide any non-audit services to the Company that are prohibited by law or regulation. In addition, the Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. Requests for services by the independent registered public accounting firm for compliance with the auditor services policy must be specific as to the particular services to be provided. The request may be made with respect to either specific services or a type of service for predictable or recurring services. During the year ended December 31, 2014, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) and (2) The following is a list of the financial statements of Community Financial Shares, Inc. included in this annual report on Form 10-K which are filed herewith in response to Part II Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013.

Consolidated Statements of Operations for the years ended December 31, 2014 and 2013

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2014 and 2013.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014 and 2013.

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013.

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

COMMUNITY FINANCIAL SHARES, INC.
Registrant
By	/s/ Donald H. Wilson
President and Chief Executive
Officer
Date	March 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 13, 2015 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Donald H. Wilson	Director, President and Chief Executive
Donald H. Wilson	Officer (Principal Executive Officer)

/s/ Eric J. Wedeen	Vice President and Chief Financial Officer
Eric J. Wedeen	(Principal Accounting and Financial Officer)

/s/ Penny A. Belke	Director
Penny A. Belke

/s/ Raymond A. Dieter, Jr.	Director
Raymond A. Dieter, Jr.

/s/ Mary Beth Moran	Director
Mary Beth Moran

/s/ John M. Mulherin	Director
John M. Mulherin

/s/ Daniel Strauss	Director
Daniel Strauss

/s/ Philip Timyan	Director
Philip Timyan

/s/ Christopher M. Hurst	Director
Christopher M. Hurst

EXHIBIT INDEX

2.1	Agreement and Plan of Merger dated as of March 2, 2015 Wintrust Financial Corporation, Wintrust Merger Sub LLC and Community Financial Shares, Inc. (Incorporated by reference to the Company’s Current Report on 8-K filed on March 2, 2015)
3.1	Articles of Incorporation of Community Financial Shares, Inc. (Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2013)
3.2	Bylaws of Community Financial Shares, Inc. (Incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2013)
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2013)
4.2	Community Bank–Wheaton/Glen Ellyn Non-Qualified Stock Option Plan, as amended effective November 29, 2006 (Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)
4.3	Certificate of Designations establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Community Financial Shares, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 20, 2009)
4.4	Form of Stock Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Community Financial Shares, Inc. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 20, 2009)
4.5	Certificate of Designations establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series B, of Community Financial Shares, Inc. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 20, 2009)
4.6	Form of Stock Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B, of Community Financial Shares, Inc. (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 20, 2009)
4.7	Articles Supplementary establishing Series C Convertible Noncumulative Perpetual Preferred Stock of Community Financial Shares, Inc. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2013)
4.8	Form of Stock Certificate for Series C Convertible Noncumulative Perpetual Preferred Stock of Community Financial Shares, Inc. (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2013)
4.9	Articles Supplementary establishing Series D Convertible Noncumulative Perpetual Preferred Stock of Community Financial Shares, Inc. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2013)

4.10	Form of Stock Certificate for Series D Convertible Noncumulative Perpetual Preferred Stock of Community Financial Shares, Inc. (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2013)
4.11	Articles Supplementary establishing Series E Convertible Noncumulative Perpetual Preferred Stock of Community Financial Shares, Inc. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2013)
4.12	Form of Stock Certificate for Series E Convertible Noncumulative Perpetual Preferred Stock of Community Financial Shares, Inc. (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2013)
4.13	Guarantee Agreement for Community Financial Shares, Inc. dated as of June 21, 2007. (Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on June 21, 2007)
4.14	Indenture dated as of June 21, 2007 between Community Financial Shares, Inc. as Issuer and Wilmington Trust Company as Trustee for Floating Rate Junior Subordinated Deferrable Interest Debentures due June 21, 2037. (Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on June 21, 2007)
4.15	Amended and Restated Declaration of Trust for Community Financial Shares Statutory Trust II dated as of June 21, 2007. (Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on June 21, 2007)
10.1	Securities Purchase Agreement, dated as of November 13, 2012, between Community Financial Shares, Inc. and the purchasers identified therein (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 14, 2012)
10.2	Registration Rights Agreement, dated as of November 13, 2012, between Community Financial Shares, Inc. and the purchasers identified therein (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 14, 2012)
10.3	Form of Amended Community Bank Directors Retirement Plan Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on March 28, 2014)*
10.4	Form of Amended Community Bank Directors Deferred Compensation Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on March 28, 2014)*
10.5	Change in Control Agreement between Community Bank – Wheaton/Glen Ellyn and Donald H. Wilson (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2014)*
10.6	Change in Control Agreement between Community Bank – Wheaton/Glen Ellyn and Douglas Howe (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 22, 2014)*
10.7	Change in Control Agreement between Community Bank – Wheaton/Glen Ellyn and Eric J. Wedeen (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2008)*

10.8	Change in Control Agreement between Community Bank – Wheaton/Glen Ellyn and Christopher P. Barton (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 2011)*
10.9	Change in Control Agreement between Community Bank – Wheaton/Glen Ellyn and Jeffrey A. Vock (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2011)*
10.10	Community Financial Shares, Inc. 2013 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Consent Solicitation Materials on Schedule 14A filed on December 9, 2013)*
10.11	Form of Subscription Agreement between Community Financial Shares, Inc. and Certain Accredited Investors (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2013)
14.0	Code of Ethics (Incorporated by reference to Exhibit 14.0 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)
21.0	Subsidiaries of Registrant (Filed herewith)
23.0	Consent of BKD LLP (Filed herewith)
31.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
101.1	The following materials for year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements. (Filed herewith)

*	Management contract or compensatory plan or arrangement.

