Form 10-Q
period 2015-03-31
COMMUNITY FINANCIAL SHARES INC
filed 2015-05-15
CIK 1123735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2015
Common Stock, $0.01 par value per share	10,781,988 shares

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Cash and due from banks	$3,990	$11,256
Interest-bearing deposits	6,691	12,359
Cash and cash equivalents	10,681	23,615

Securities available for sale	122,828	105,985
Loans, less allowance for loan losses of $2,445 and $2,442
at March 31, 2015 and December 31, 2014, respectively	180,049	182,573
Foreclosed assets, net	1,363	2,199
Federal Home Loan Bank stock	1,119	1,119
Premises and equipment, net	14,339	14,473
Cash value of life insurance	6,908	6,857
Interest receivable and other assets	6,406	6,191

Total assets	$343,693	$343,012

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$305,593	$305,421
Federal Home Loan Bank advances	2,000	2,000
Subordinated debentures	3,609	3,609
Interest payable and other liabilities	3,326	3,406
Total liabilities	314,528	314,436

Commitments and contingent liabilities	-	-

Shareholders' equity
Common stock - $0.01 par value, 75,000,000 shares authorized;
10,781,988 shares issued and outstanding	-	-
Preferred stock - $1.00 par value, $100 liquidation preference 1,000,000
shares authorized; 191,246 shares issued and outstanding	191	191
Paid-in capital	30,398	30,395
Accumulated deficit	(1,574)	(1,750)
Accumulated other comprehensive income/(loss)	150	(260)
Total shareholders' equity	29,165	28,576

Total liabilities and shareholders' equity	$343,693	$343,012

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended March 31, 2015 and 2014

(In thousands, except share and per share data)

(Unaudited)

	Three Months
	Ended March 31,
	2015	2014
Interest and dividend income
Interest and fees on loans	$2,299	$2,548
Securities:
Taxable	393	332
Exempt from federal income tax	71	90
Other interest income	8	16
Total interest and dividend income	2,771	2,986
Interest expense
Deposits	277	311
Federal Home Loan Bank advances and other
borrowed funds	15	27
Subordinated debentures	17	17
Total interest expense	309	355
Net interest income	2,462	2,631
Provision for loan losses	24	136
Net interest income after provision for loan losses	2,438	2,495
Non-interest income
Service charges on deposit accounts	80	83
Gain on sale of loans	106	112
Gain on sale of assets	11	-
Loss on sale of foreclosed assets	(22)	(21)
Other non-interest income	235	230
Total non-interest income	410	404
Non-interest expense
Salaries and employee benefits	1,323	1,450
Net occupancy and equipment expense	311	356
Data processing expense	253	245
Advertising and promotions	31	38
Professional fees	381	198
FDIC insurance premiums	75	135
Other real estate owned expenses	28	48
Other operating expenses	198	194
Total non-interest expense	2,600	2,664
Income before income taxes	248	235
Income taxes	72	-
Net income	$176	$235
Earnings per share
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Average shares outstanding basic	10,781,988	10,781,988
Average shares outstanding diluted	10,782,053	10,782,043
Dividends per share	$0.00	$0.00

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended March 31, 2015 and 2014

(In thousands, except share and per share data)

(Unaudited)

	Three Months
	Ended March 31,
	2015	2014

Net income	$176	$235
Other comprehensive income:
Unrealized holding gains arising during the period:
Unrealized net gains	670	774
Related income tax expense	(260)	(300)
Net unrealized gains	410	474
Other comprehensive income	410	474
Comprehensive income	$586	$709

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Three Months Ended March 31, 2015 and 2014

(In thousands, except share and per share data)

(Unaudited)

	Number				Accumulated
	of				Other	Total
	Common	Preferred	Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Stock	Capital	Deficit	Income (loss)	Equity

Balance at January 1, 2015	10,781,988	$191	$30,395	$(1,750)	$(260)	$28,576
Net income	-	-	-	176	-	176
Other comprehensive income	-	-	-	-	410	410
Amortization of stock option expense	-	-	3	-	-	3
Balance at March 31, 2015	10,781,988	$191	$30,398	$(1,574)	$150	$29,165

Balance at January 1, 2014	10,781,988	$191	$30,386	$(7,133)	$(1,817)	$21,627
Net income	-	-	-	235	-	235
Other comprehensive income	-	-	-	-	474	474
Amortization of stock option expense	-	-	3	-	-	3
Balance at March 31, 2014	10,781,988	$191	$30,389	$(6,898)	$(1,343)	$22,339

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2015 and 2014

(In thousands)

(Unaudited)

	Three Months
	Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$176	$235
Adjustments to reconcile net loss to net cash
from (used in) operating activities
Amortization on securities, net	347	235
Depreciation	140	150
Provision for loan losses	24	136
Gain on sale of assets	(11)	-
Loss on sale of foreclosed assets	22	21
Gain on sale of loans	(106)	(112)
Originations of loans for sale	(4,676)	(4,113)
Proceeds from sales of loans	4,782	4,105
Compensation cost of stock options	3	3
Change in cash value of life insurance	(51)	(54)
Change in interest receivable and other assets	(777)	34
Change in interest payable and other liabilities	(79)	34
Net cash from (used in) operating activities	(206)	674
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing time deposits	-	498
Purchases of securities available for sale	(20,991)	(451)
Proceeds from maturities and calls of securities available for sale	4,471	3,472
Proceeds from sale of other real estate owned	1,128	167
Net change in loans	2,500	(2,425)
Property and equipment expenditures, net	(7)	(91)
Net cash from (used in) investing activities	(12,899)	1,170
CASH FLOWS FROM FINANCING ACTIVITIES
Change in:
Non-interest bearing and interest-bearing demand
deposits and savings	2,591	3,023
Certificates and other time deposits	(2,420)	(2,948)
Net cash from financing activities	171	75

Change in cash and cash equivalents	(12,934)	1,919
Cash and cash equivalents at beginning of period	23,615	29,552
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,681	$31,471

Supplemental disclosures
Interest paid	$310	$343
Income taxes paid	-	-
Transfers from loans to foreclosed assets	290	-

See Notes to Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL SHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

March 31, 2015 and 2014

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are consistent with those used in the preparation of annual consolidated financial statements. The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management of Community Financial Shares, Inc. (the “Company”), for a fair statement of results of operations and cash flows for the interim periods presented. Results of operations and cash flows for the three months ended March 31, 2015 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending December 31, 2015 or any other period.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial period and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the U.S. Securities and Exchange Commission on March 13, 2015. The condensed consolidated balance sheet of the Company as of December 31, 2014 has been derived from the audited consolidated balance sheet as of that date.

NOTE 2 – EARNINGS PER SHARE

The following is an analysis of the Company’s basic and diluted earnings per common share, reflecting the application of the two-class method for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Net income available for distribution	$176	$235
Dividends and undistributed earnings allocated to participating securities	(112)	(150)
Income attributable to common shareholders	$64	$85

Average common shares outstanding for basic earnings per share	10,781,988	10,781,988
Effect of dilutive stock options	65	55
Average common and common-equivalent shares for dilutive earnings per share	10,782,053	10,782,043

Basic	$0.01	$0.01
Diluted	$0.01	$0.01

The Company’s preferred stockholders are entitled to participate in all common stock dividends on an as-converted basis, and no dividends may be paid on shares of the Company’s common stock unless an identical dividend is paid to preferred stockholders on an as-converted basis.

There were 19,980 and 23,580 anti-dilutive shares at March 31, 2015 and 2014, respectively.

NOTE 3 – CAPITAL ADEQUACY AND REGULATORY AND SUPERVISORY MATTERS

At the dates indicated, the capital ratios of Community Bank-Wheaton/Glen Ellyn (the “Bank”), the wholly owned subsidiary of the Company, were as follows:

	March 31, 2015		December 31, 2014
	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$28,361	13.7%	$27,941	13.4%
Tier I capital (to risk-weighted assets)	25,916	12.5%	25,499	12.2%
Tier I capital (to average assets)	25,916	7.9%	25,499	7.7%
Common equity tier I capital	25,916	12.5%	N/A	N/A

On January 10, 2014, the Bank received notification from the Federal Deposit Insurance Corporation (the “FDIC”) and the Division of Banking of the Illinois Department of Financial and Professional Regulation (the “IDFPR”) that the Consent Order (the “Order”) issued to the Bank by the FDIC and IDFPR on January 21, 2011 was terminated effective January 10, 2014. The material terms and conditions of the Order were previously disclosed in the Company’s Current Report on Form 8-K filed on January 26, 2011. In connection with the termination of the Order, the Bank agreed to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets. At March 31, 2015, these capital ratios were 7.8% and 13.8%, respectively.

Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If undercapitalized, capital distributions, asset growth and expansion are limited and plans for capital restoration are required.

NOTE 4 - SECURITIES AVAILABLE FOR SALE

The fair value of securities available for sale at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. government agency debt securities	$15,911	$18	$(137)
State and political subdivisions	29,028	220	(60)
U.S. government agency mortgage-backed securities	66,472	468	(271)
Preferred stock	19	15	-
SBA securities	11,398	24	(32)
	$122,828	$745	$(500)

	December 31, 2014
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. government agency debt securities	$7,738	$-	$(236)
State and political subdivisions	19,913	112	(92)
U.S. government agency mortgage-backed securities	66,139	316	(483)
Preferred stock	15	11	-
SBA securities	12,180	13	(66)
	$105,985	$452	$(877)

Securities classified as U. S. government agency debt securities include notes issued by government-sponsored enterprises such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank. The SBA securities are pools of loans guaranteed by the Small Business Administration.

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agency debt securities	$4,010	$(8)	$5,849	$(129)	$9,859	$(137)
State and political subdivisions	9,000	(38)	1,089	(22)	10,089	(60)
U.S. government agency mortgage-backed securities	16,109	(56)	14,153	(215)	30,262	(271)
SBA securities	2,641	(8)	4,402	(24)	7,043	(32)
Total temporarily impaired securities	$31,760	$(110)	$25,493	$(390)	$57,253	$(500)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency debt securities	$-	$-	$7,738	$(236)	$7,738	$(236)
State and political subdivisions	6,601	(31)	3,801	(61)	10,402	(92)
U.S. government agency mortgage-backed securities	13,988	(59)	23,516	(424)	37,504	(483)
SBA securities	5,065	(22)	4,978	(44)	10,043	(66)
Total temporarily impaired securities	$25,654	$(112)	$40,033	$(765)	$65,687	$(877)

Unrealized gains and losses within the investment portfolio are determined to be temporary. The Company performed an evaluation of its investments for other than temporary impairment and there was no impairment identified during the three months ended March 31, 2015. The entire portfolio is classified as available for sale, however, management has no specific intent to sell any securities, and it is more likely than not that the Company will not have to sell any security before recovery of its amortized cost basis.

The fair values of securities available for sale at March 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$474	$474
Due after one year through five years	19,604	19,624
Due after five years through ten years	19,669	19,781
Due after ten years	5,151	5,060

U.S. government agency mortgage-backed securities	66,275	66,472
SBA securities	11,406	11,398
Preferred stock	4	19
	$122,583	$122,828

Securities with a carrying value of approximately $7.5 million at March 31, 2015 were pledged to secure public deposits as well as for other purposes as required or permitted by law.

There were no sales of securities during the three months ended March 31, 2015 and 2014.

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

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest that is accrued but not collected with respect to loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Loans consisted of the following at March 31, 2015 and December 31, 2014, respectively:

	March 31,	December 31,
	2015	2014
Real estate
Commercial	$91,221	$92,669
Construction	2,570	1,853
Residential	27,581	26,676
Home equity	43,935	46,339
Total real estate loans	165,307	167,537
Commercial	15,783	16,048
Consumer	1,134	1,163
Total loans	182,224	184,748
Deferred loan costs, net	270	267
Allowance for loan losses	(2,445)	(2,442)
Loans, net	$180,049	$182,573

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

The Company charges-off one-to-four family residential and consumer loans, or portions thereof, when the Company reasonably determines the amount of the loss. The Company adheres to timeframes established by applicable regulatory guidance which provides for the (1) charge-down of one-to-four family first and junior lien mortgages to the net realizable value less costs to sell when the loan is 180 days past due, (2) charge-off of unsecured open-end loans when the loan is 180 days past due, and (3) charge down to the net realizable value when other secured loans are 120 days past due. A loan that meets these respective delinquency thresholds need not be charged-off if the Company can clearly document that the loan is both well-secured and in the process of collection and that collection will occur regardless of delinquency status.

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

The Bank has entered into transactions, including the making of direct and indirect loans, with certain directors of the Company and the Bank and their affiliates (related parties). Such transactions were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons not related to the Company or the Bank. Further, in management’s opinion, these loans did not involve more than normal risk of collectibility or present other unfavorable features.

The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2015	$765
New loans including renewals	-
Payments including renewals	(24)
Balances, March 31, 2015	$741

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Total

Balance at beginning of period	$353	$1,175	$31	$15	$346	$522	$2,442
Provision for loan losses	17	(87)	12	3	83	(4)	24
Charge-offs	-	-	-	(3)	-	(76)	(79)
Recoveries	-	51	-	-	6	1	58
Balance at end of period	$370	$1,139	$43	$15	$435	$443	$2,445

Ending balance: individually evaluated for impairment	$40	$-	$-	$-	$132	$35	$207
Ending balance: collectively evaluated for impairment	$330	$1,139	$43	$15	$303	$408	$2,238
Total Loans:
Ending balance	$15,783	$91,221	$2,570	$1,134	$27,581	$43,935	$182,224
Ending balance: individually evaluated for impairment	$40	$-	$-	$-	$530	$564	$1,134
Ending balance: collectively evaluated for impairment	$15,743	$91,221	$2,570	$1,134	$27,051	$43,371	$181,090

	Three Months Ended March 31, 2014
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Total

Balance at beginning of period	$483	$1,336	$44	$41	$266	$330	$2,500
Provision for loan losses	(16)	90	(31)	(23)	(13)	129	136
Charge-offs	-	-	-	(2)	-	-	(2)
Recoveries	66	6	-	-	1	-	73
Balance at end of period	$533	$1,432	$13	$16	$254	$459	$2,707

Ending balance: individually evaluated for impairment	$-	$28	$-	$-	$-	$110	$138
Ending balance: collectively evaluated for impairment	$533	$1,404	$13	$16	$255	$348	$2,569
Total Loans:
Ending balance	$21,650	$101,485	$999	$1,208	$24,463	$48,399	$198,204
Ending balance: individually evaluated for impairment	$-	$437	$-	$-	$-	$655	$1,092
Ending balance: collectively evaluated for impairment	$21,650	$101,048	$999	$1,208	$24,463	$47,744	$197,112

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2014:

	December 31, 2014
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	HELOC	Total

Balance at beginning of period	$483	$1,336	$44	$41	$266	$330	$2,500
Provision for loan losses	(205)	(138)	(13)	(23)	50	254	(75)
Charge-offs	-	(28)	-	(3)	-	(64)	(95)
Recoveries	75	5	-	-	30	2	112
Balance at end of period	$353	$1,175	$31	$15	$346	$522	$2,442

Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$38	$88	$126
Ending balance: collectively evaluated for impairment	$353	$1,175	$31	$15	$308	$434	$2,316
Total Loans:
Ending balance	$16,048	$92,669	$1,853	$1,163	$26,676	$46,339	$184,748
Ending balance: individually evaluated for impairment	$-	$823	$-	$-	$528	$965	$2,316
Ending balance: collectively evaluated for impairment	$16,048	$91,846	$1,853	$1,163	$26,148	$45,375	$182,433

The following table summarizes the Company’s nonaccrual loans by class at March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
Real estate loans:
Commercial	$-	$823
Residential mortgage	519	528
Home equity	605	964
Commercial	40	-
Total	$1,164	$2,315

The following tables present information regarding impaired loans as of March 31, 2015:

				Three Months Ended March 31,
				2015		2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-	$-	$-
Commercial real estate	-	-	-	-	-	-	-
Residential	-	-	-	-	-	-	-
HELOC	421	431	-	431	-	100	-
Subtotal	421	431	-	431	-	100	-
With an allowance recorded:
Commercial	40	40	40	40	-	-	-
Commercial real estate	-	-	-	-	-	812	-
Residential	518	530	132	530	-	-	-
HELOC	133	133	35	133	-	555	-
Subtotal	691	703	207	703	-	1,367	-
Total Impaired Loans	$1,112	$1,134	$207	$1,134	$-	$1,467	$-

The following table presents information regarding impaired loans as of December 31, 2014:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$823	$835	$-	$837	$30
Residential	-	-	-	7	-
HELOC	509	514	-	632	8
Subtotal	1,332	1,349	-	1,476	38
With an allowance recorded:
Commercial real estate	-	-	-	792	12
Residential	528	531	38	532	24
HELOC	456	516	88	579	22
Subtotal	984	1,047	126	1,903	58
Total Impaired Loans	$2,316	$2,396	$126	$3,379	$96

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

The following tables summarize the credit quality of the Company at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial	$15,680	$—	$103	$—	$—	$15,783
Real estate loans:
Construction	2,570	—	—	—	—	2,570
Commercial	89,032	226	1,963	—	—	91,221
Residential	27,062	—	519	—	—	27,581
Home equity	43,302	27	606	—	—	43,935
Consumer	1,134	—	—	—	—	1,134
Total	$178,780	$253	$3,191	$—	$—	$182,224

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial	$15,983	$—	$65	$—	$—	$16,048
Real estate loans:
Construction	1,853	—	—	—	—	1,853
Commercial	89,644	227	2,798	—	—	92,669
Residential mortgage	26,448	—	528	—	—	26,676
Home equity	45,048	28	963	—	—	46,339
Consumer	1,163	—	—	—	—	1,163
Total	$180,139	$255	$4,354	$—	$—	$184,748

The following tables summarize past due aging of the Company’s loan portfolio at March 31, 2015 and December 31, 2014:

	March 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing

Commercial	$—	$—	$40	$40	$15,743	$15,783	$—
Real estate loans:
Construction	—	—	—	—	2,570	2,570	—
Commercial	—	—	—	—	91,221	91,221	—
Residential	—	—	519	519	27,062	27,581	—
Home equity	—	—	655	655	43,280	43,935	50
Consumer	—	1	—	1	1,133	1,134	—
Total	$—	$1	$1,214	$1,215	$181,009	$182,224	$50

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing

Commercial	$133	$56	$—	$189	$15,859	$16,048	$—
Real estate loans:
Construction	—	—	—	—	1,853	1,853	—
Commercial real estate	301	—	823	1,124	91,545	92,669	—
Residential mortgage	—	89	528	617	26,059	26,676	—
Home equity	339	—	1,096	1,435	44,903	46,339	133
Consumer	3	—	—	3	1,160	1,163	—
Total	$776	$145	$2,447	$3,368	$181,380	$184,748	$133

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

For one-to-four family residential and home equity lines of credit, a restructure often occurs with past due loans and may be offered as an alternative to foreclosure. There are other situations where borrowers who are not past due may experience a sudden job loss, become overextended with credit obligations or other financial problems, have indicated that they will be unable to make the required monthly payment and request payment relief.

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

There were no loans restructured as TDRs during the three months ended March 31, 2015 and 2014.

There were no payment defaults on the Company’s TDRs during the three months ended March 31, 2015 and 2014. A default occurs when a TDR is 90 days or more past due and is transferred to non-accrual status or to other real estate owned within twelve months of restructuring.

NOTE 6 – DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

The Company measures fair value according to the Financial Accounting Standards Board Accounting Standards Codification (ASC) Fair Value Measurements and Disclosures (ASC 820-10). ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs used in valuation techniques, but not the valuation techniques themselves. The fair value hierarchy is designed to indicate the relative reliability of the fair value measure. The highest priority is given to quoted prices in active markets and the lowest to unobservable data such as the Company’s internal information. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs into the fair value hierarchy (Level 1 being the highest priority and Level 3 being the lowest priority):

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

Available-for-sale Securities

If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 1 securities include preferred stock. Level 2 securities include certain collateralized mortgage and debt obligations, municipal securities, U.S. government agencies and SBA securities. Third party vendors compile prices from various sources and may apply techniques such as matrix pricing to determine the value of identical or similar investment securities (Level 2). Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather on the investment securities’ relationship to other benchmark quoted investment securities. The following tables are as of March 31, 2015 and December 31, 2014, respectively:

		At March 31, 2015
		Fair Value Measurements Using
	Fair
Available-for-sale securities:	Value	Level 1	Level 2	Level 3
U.S. government agency debt securities	$15,911	$-	$15,911	$-
State and political subdivisions	29,028	-	29,028	-
U.S. government agency mortgage-backed securities	66,472	-	66,472	-
Preferred stock	19	19	-	-
SBA securities	11,398	-	11,398	-
Total available-for-sale securities	$122,828	$19	$122,809	$-

		At December 31, 2014
		Fair Value Measurements Using
	Fair
Available-for-sale securities:	Value	Level 1	Level 2	Level 3
U.S. government agency debt securities	$7,738	$-	$7,738	$-
State and political subdivisions	19,913	-	19,913	-
U.S. government agency mortgage-backed securities	66,139	-	66,139	-
Preferred stock	15	15	-	-
SBA securities	12,180	-	12,180	-
Total available-for-sale securities	$105,985	$15	$105,970	$-

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying March 31, 2015 and December 31, 2014 balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

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

		At March 31, 2015
		Fair Value Measurements Using
	Fair
	Value	Level 1	Level 2	Level 3

Impaired loans (collateral dependent)	$496	-	-	$496
Other real estate owned	1,363	-	-	1,363

		At December 31, 2014
		Fair Value Measurements Using
	Fair
	Value	Level 1	Level 2	Level 3

Impaired loans (collateral dependent)	$858	-	-	$858
Other real estate owned	1,451	-	-	1,451

The following table presents quantitative information about unobservable inputs in recurring and nonrecurring Level 3 fair value measurements:

	As of March 31, 2015
	Fair	Valuation	Unobservable
	Value	Technique	Inputs	Range
Impaired loans (collateral dependent)	$1,112	Market comparable properties	Marketability discount	1% - 20% Weighted Avg. 10%

Other real estate owned	$1,363	Fair value appraisals	Marketability discount	2% - 25% Weighted Avg. 12%

	As of December 31, 2014
	Fair	Valuation	Unobservable
	Value	Technique	Inputs	Range
Impaired loans (collateral dependent)	$858	Market comparable properties	Marketability discount	2.3% - 36.0% Weighted Avg. 15%

Other real estate owned	$1,451	Fair value appraisals	Marketability discount	2.5% - 40.0% Weighted Avg. 18%

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2015:

		At March 31, 2015
		Fair Value Measurements Using
	Carrying
	Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$10,681	$10,681	$-	$-
Securities available for sale	122,828	19	122,809	-
Loans receivable, net	180,049	-	-	181,764
Federal Home Loan Bank stock	1,119	-	1,119	-
Interest receivable	998	-	998	-

Financial liabilities
Deposits	305,593	-	305,351	-
Federal Home Loan Bank advances	2,000	-	2,017	-
Subordinated debentures	3,609	-	-	1,302
Interest payable	92	-	92	-

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2014:

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

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing time deposits, loans held for sale, Federal Home Loan Bank stock, interest receivable and payable, deposits due on demand, variable rate loans and other borrowings. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans and time deposits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using a discounted cash flow analysis or underlying collateral values. The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW and money market accounts, is equal to the carrying amount. There is, however, additional value to the deposits of the Company, a significant portion of which has not been recognized in the consolidated financial statements. This value results from the cost savings of these core-funding sources versus obtaining higher-rate funding in the market. The fair values of fixed rate Federal Home Loan Bank advances, other borrowings and subordinated debentures are based on current rates for similar financing. The fair value of off-balance-sheet items, which is based on the current fees or cost that would be charged to enter into or terminate such arrangements, is immaterial.

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

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update No. 2014-08- Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity – In April 2014, FASB issued ASU 2014-08. This update seeks to better define the groups of assets which qualify for discontinued operations, in order to ease the burden and cost for preparers and stakeholders. This issue changed “the criteria for reporting discontinued operations” and related reporting requirements, including the provision for disclosures about the “disposal of and individually significant component of an entity that does not qualify for discontinued operations presentation.”

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

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 31, 2015. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

NOTE 8 – AGREEMENT AND PLAN OF MERGER

On March 2, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Wintrust Financial Corporation (“Wintrust”), an Illinois corporation, and Wintrust Merger Sub LLC (“Merger Co.”), an Illinois limited liability company and wholly owned subsidiary of Wintrust. The Merger Agreement provides for, subject to the satisfaction or waiver of certain conditions, the acquisition of the Company by Wintrust for aggregate consideration intended to total $42,375,000, subject to certain adjustments as set forth in the Merger Agreement, as described further below. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into Merger Co. (the “Merger”), with Merger Co. as the surviving corporation in the Merger. The Merger Agreement also provides that, following the approval of certain amendments to the Company’s articles of incorporation by the Company’s stockholders, each outstanding share of the Company’s Series C preferred stock, Series D preferred stock and Series E preferred stock (collectively, the “Company Preferred Stock”) will automatically convert into shares of Company common stock immediately prior to the effective time of the Merger (the “Effective Time”), without any action on the part of the holder (the “Preferred Stock Conversion”). Pursuant to the Merger Agreement, in April 2015, each outstanding and unexercised option to acquire a share of CFS common stock was terminated, cancelled and redeemed by CFS, and no merger consideration will be exchanged therefor.

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

Additional information regarding the proposed merger transaction is available in the Registration Statement on Form S-4 filed with the SEC by Wintrust on May 5, 2015, which includes the preliminary proxy statement of the Company.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

•	The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, an escalation in problem assets and foreclosures, a deterioration in the credit quality and value of the Company’s assets, especially real estate, which, in turn would likely reduce our customers’ borrowing power and the value of assets and collateral associated with our existing loans;

•	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters;

•	The failure of assumptions underlying the establishment of our allowance for loan losses, that may prove to be materially incorrect or may not be borne out by subsequent events;

•	The success and timing of our business strategies and our ability to effectively carry out our business plan;

•	An inability to meet our liquidity needs;

•	The effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the Securities and Exchange Commission, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters;

•	The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations;

•	The risks of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;

•	The effect of changes to our regulatory ratings or capital levels under the regulatory framework for prompt corrective action or the imposition of additional enforcement action by regulatory authorities upon the Company or its wholly owned subsidiary as a result of our inability to comply with applicable laws, regulations, regulatory orders and agreements;

•	Our ability to utilize our net deferred tax assets in future periods;

•	Our ability to effectively manage market risk, credit risk and operational risk;

•	The ability of the Company to compete with other financial institutions as effectively as the Company currently intends due to increases in competitive pressures in the financial services sector;

•	The inability of the Company to obtain new customers and to retain existing customers;

•	The timely development and acceptance of products and services including services, products and services offered through alternative delivery channels such as the Internet;

•	Technological changes implemented by the Company and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers;

•	The ability of the Company to develop and maintain secure and reliable electronic systems;

•	The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner;

•	Business combinations which may be more difficult or expensive than expected;

•	The costs, effects and outcomes of existing or future litigation;

•	The ability of the Company to manage the risks associated with the foregoing as well as anticipated;

•	Disruption of current plans and operations caused by the announcement and pendency of the proposed Merger;

•	The potential impact of the announcement and pendency of the proposed Merger on relationships with third parties, including customers, employees and competitors, and the Company’s ability to hire and retain key personnel;

•	Failure to satisfy closing conditions to the proposed Merger, including failure to obtain applicable regulatory or stockholder approvals in a timely manner or otherwise;

•	Unanticipated difficulties or expenditures relating to the Merger;

•	Risks that the businesses will not be integrated successfully or that the combine company will not realize estimated cost savings, synergies and growth or that such benefits may take longer to realize than expected;

•	Failure to realize anticipated benefits of the combine operations; and

•	Legal proceedings that may be instituted against the Company and others following announcement of the proposed Merger.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission, including in the Section entitled “Risk Factors” in this form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the U.S. Securities and Exchange Commission on March 13, 2015.

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

The Merger Agreement

On March 2, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Wintrust Financial Corporation (“Wintrust”), an Illinois corporation, and Wintrust Merger Sub LLC (“Merger Co.”), an Illinois limited liability company and wholly owned subsidiary of Wintrust. The Merger Agreement provides for, subject to the satisfaction or waiver of certain conditions, the acquisition of the Company by Wintrust for aggregate consideration intended to total $42,375,000, subject to certain adjustments as set forth in the Merger Agreement, as described further below. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into Merger Co. (the “Merger”), with Merger Co. as the surviving corporation in the Merger. The Merger Agreement also provides that, following the approval of certain amendments to the Company’s articles of incorporation by the Company’s stockholders, each outstanding share of the Company’s Series C preferred stock, Series D preferred stock and Series E preferred stock (collectively, the “Company Preferred Stock”) will automatically convert into shares of Company common stock immediately prior to the effective time of the Merger (the “Effective Time”), without any action on the part of the holder (the “Preferred Stock Conversion”). Pursuant to the Merger Agreement, in April 2015, each outstanding and unexercised option to acquire a share of CFS common stock was terminated, cancelled and redeemed by CFS, and no merger consideration will be exchanged therefor.

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

Additional information regarding the proposed merger transaction is available in the Registration Statement on Form S-4 filed with the SEC by Wintrust on May 5, 2015, which includes the preliminary proxy statement of the Company.

Regulatory Matters

As previously disclosed, on January 10, 2014, the Bank received notification from the Federal Deposit Insurance Corporation (the “FDIC”) and the Division of Banking of the Illinois Department of Financial and Professional Regulation (the “IDFPR”) that the Consent Order (the “Order”) issued to the Bank by the FDIC and IDFPR on January 21, 2011 was terminated effective January 10, 2014. The material terms and conditions of the Order were previously disclosed in the Company’s Current Report on Form 8-K filed on January 26, 2011. In connection with the termination of the Order, the Bank agreed to achieve Tier 1 capital at least equal to 8% of total assets and total capital at least equal to 12% of risk-weighted assets. At March 31, 2015 our Tier 1 and total capital ratios were 7.8% and 13.8%, respectively, compared to 7.7% and 13.4% at December 31, 2014, 7.7% and 12.9% at September 30, 2014, 7.2% and 12.5% at June 30, 2014, 7.0% and 12.0% at March 31, 2014, 6.8% and 11.9% at December 31, 2013, 6.8% and 11.4% at September 30, 2013, 6.7% and 11.4% at June 30, 2013, 6.8% and 11.8% at March 31, 2013 and 7.7% and 12.6% at December 31, 2012, respectively.

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

Total assets at March 31, 2015 were $343.7 million, which represented an increase of $681,000, or 0.2%, compared to $343.0 million at December 31, 2014. The increase in total assets was primarily due to an increase in investment securities. Investment securities increased $16.8 million, or 15.9%, to $122.8 million at March 31, 2015 from $106.0 million at December 31, 2014 primarily as a result of a $9.1 million increase in municipal securities and a $8.2 million increase in U.S. government agency debt securities. Cash and cash equivalents decreased $12.9 million, or 54.8% to $10.7 million at March 31, 2015 from $23.6 million at December 31, 2014. Loans decreased $2.6 million, or 1.4%, to $180.0 million at March 31, 2015 from $182.6 million at December 31, 2014 primarily as a result of the net effect of a $2.4 million decrease in home equity lines of credit, a $1.4 million decrease in commercial real estate loans, a $265,000 decrease in commercial loans and a $905,000 increase in residential real estate loans. The decrease in cash and cash equivalents and loans was partially offset by an increase in investment securities. In addition, foreclosed assets decreased $836,000 to $1.4 million as of March 31, 2015 from $2.2 million as of December 31, 2014. Included in foreclosed assets at March 31, 2015 are nine one-to-four family residences and two parcels of land.

Total liabilities at March 31, 2015 were $314.5 million, which represented an increase of $92,000, compared to $314.4 million at December 31, 2014. Federal Home Loan Bank advances remained unchanged at $2.0 million at March 31, 2015 as compared to December 31, 2014. Deposits increased $172,000 to $305.6 million at March 31, 2015 from $305.4 million at December 31, 2014. This increase in deposits primarily consisted of increases in regular savings of $4.0 million, or 5.6%, to $75.2 million at March 31, 2015 from $71.2 million at December 31, 2014 and money market accounts of $1.5 million, or 3.6%, to $45.2 million at March 31, 2015 from $43.7 million at December 31, 2014. These increases were partially offset by decreases in certificates of deposits of $2.4 million, or 3.3%, to $71.9 million at March 31, 2015 from $74.3 million at December 31, 2014 and noninterest-bearing demand deposit accounts of $3.0 million, or 6.6%, to $41.8 million at March 31, 2015 from $44.8 million at December 31, 2014. The percentage of regular savings accounts to total deposits totaled 24.6% at March 31, 2015 and the percentage of certificates of deposit to total deposits decreased to 23.5% at March 31, 2015 from 24.3% at December 31, 2014.

Stockholders’ equity increased $589,000, or 2.1%, to $29.2 million at March 31, 2015 from $28.6 million at December 31, 2014. The increase in stockholders’ equity was due to the Company’s $176,000 net income for the three months ended March 31, 2015 and the increase in the Company’s accumulated other comprehensive income of $410,000 to a gain of $150,000 for the three months ended March 31, 2015 due to changes in the fair value of the Company’s available-for-sale investment portfolio.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014

General. The Company’s net income for the three months ended March 31, 2015 totaled $176,000 compared to $235,000 for the three months ended March 31, 2014. This represents basic and diluted earnings per share of $0.01 for the three months ended March 31, 2015 and 2014. The decrease in operating results for the three months ended March 31, 2015 is primarily due to the combined effect of a $169,000 decrease in net interest income, a $112,000 decrease in provision for loan losses, a $64,000 decrease in noninterest expense, a $6,000 increase in noninterest income and a $72,000 increase in income tax expense.

Net interest income. The following table summarizes interest and dividend income and interest expense for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$2,299	$2,548	$(249)	(9.77%)
Securities:
Taxable	393	332	61	18.37
Exempt from federal tax	71	90	(19)	(21.11)
Other interest income	8	16	(8)	(50.00)
Total interest and dividend income	2,771	2,986	(215)	(7.20)

Interest expense:
Deposits	277	311	(34)	(10.93)
Federal Home Loan Bank advances and
other borrowings	15	27	(12)	(44.44)
Subordinated debentures	17	17	-	-
Total interest expense	309	355	(46)	(12.96)
Net interest income	$2,462	$2,631	$(169)	(6.42)

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

The following table summarizes average balances and annualized tax equivalent average yields or costs for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015			2014
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
Interest-earning assets:
Taxable securities	$99,644	$393	1.60%	$80,344	$332	1.68%
Tax-exempt securities (1)	14,666	108	2.99	15,379	136	3.59
Loan receivables (2)	183,172	2,299	5.09	197,445	2,548	5.23
Interest-bearing deposits,
FHLB stock and other	10,650	8	0.31	24,513	16	0.24
Total interest-earning assets	$308,132	2,808	3.70	$317,681	3,032	3.87

Interest-bearing liabilities:
NOW accounts	72,299	32	0.18	72,741	32	0.18
Regular savings	72,415	47	0.26	74,435	48	0.26
Money market accounts	43,731	32	0.29	42,650	30	0.29
Certificates of deposit	73,578	166	0.92	85,817	201	0.95
FHLB advances and other	2,687	15	2.34	5,229	27	2.08
Subordinated debentures	3,609	17	1.89	3,609	17	1.89
Total interest-bearing liabilities	$268,319	309	0.47	$284,481	355	0.51

Net interest income/interest rate spread (3)		2,499	3.23%		2,677	3.36%
Less: Taxable equivalent adjustment		37			46
Net interest income as reported		$2,462			$2,631
Net interest margin (4)			3.24%			3.36%
Tax equivalent effect			0.05%			0.06%
Net interest margin on a fully tax equivalent basis			3.28%			3.42%

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

Interest Income. Interest income decreased $215,000 to $2.8 million for the three months ended March 31, 2015. The average tax equivalent yield on interest-earning assets decreased 17 basis points to 3.70% for the three months ended March 31, 2015 from 3.87% for the comparable prior year period. In addition, interest-earning assets decreased $9.6 million to $308.1 million for the three months ended March 31, 2015 from $317.7 million for the comparable prior year period.

Interest and fees on loans decreased $249,000, or 9.8%, to $2.3 million for the three months ended March 31, 2015, compared to $2.5 million for the comparable prior year period. This decrease resulted from a decrease in the average balance of loans of $14.2 million to $183.2 million for the three months ended March 31, 2015 from $197.4 million for the comparable prior year period. In addition, the average loan yield decreased 14 basis points to 5.09% for the three months ended March 31, 2015 compared to 5.23% for the three months ended March 31, 2014. Interest on taxable securities increased $61,000 for the three months ended March 31, 2015 compared to the comparable prior year period. This increase is primarily due to an increase in the average balance of taxable securities of $19.3 million to $99.6 million for the three months ended March 31, 2015 from $80.3 million for the comparable prior year period. The increase in the average balance of taxable securities was partially offset by an eight basis point decrease in average yield to 1.60% for the three months ended March 31, 2015 from 1.68% for the comparable prior year period.

Interest Expense. Interest expense decreased by $46,000, or 13.0%, to $309,000 for the three months ended March 31, 2015, from $355,000 for the three months ended March 31, 2014. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities of four basis points to 0.47% for the three months ended March 31, 2015 from 0.51% for the comparable prior year period. In addition, the average balance of interest bearing liabilities decreased $16.2 million to $268.3 million for the three months ended March 31, 2015 from $284.5 million for the comparable prior year period. Interest expense resulting from Federal Home Loan Bank advances, subordinated debentures and other borrowings decreased $12,000 during the three months ended March 31, 2015. The average balance on these borrowings decreased $2.5 million to $2.7 million for the three months ended March 31, 2015 from $5.2 million for the comparable prior year period. In addition, there was an increase in the average cost of these borrowings of eight basis points to 2.08% for the three months ended March 31, 2015 from 2.00% for the comparable period in 2014.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses decreased $169,000, or 6.4%, to $2.5 million for the three months ended March 31, 2015 compared to $2.6 million for the comparable period in 2014. The Company’s tax equivalent net interest margin expressed as a percentage of average interest-earning assets decreased to 3.28% for the three months ended March 31, 2015 as compared to 3.42% for the three months ended March 31, 2014. The average tax equivalent yield on interest-earning assets decreased 17 basis points to 3.70% for the three months ended March 31, 2015 from 3.87% for the comparable period ended March 31, 2014. The average balance of interest earning assets decreased $9.6 million to $308.1 million for the three months ended March 31, 2015 from $317.7 million for the three months ended March 31, 2014. The yield on taxable securities decreased eight basis points to 1.60% for the three months ended March 31, 2015 from 1.68% for the comparable prior year period. The yield on average loans decreased 14 basis points to 5.09% for the three months ended March 31, 2015 from 5.23% for the three months ended March 31, 2014. In addition, there was a four basis point decrease in the cost of average interest-bearing liabilities to 0.47% for the three months ended March 31, 2015 as compared to 0.51% for the comparable 2014 period.

Provision for Loan Losses. The Bank’s provision for loan losses decreased $112,000 to $24,000 for the three months ended March 31, 2015 from $136,000 for the comparable period in 2014. The $112,000 decrease in the provision was the result of management’s quarterly analysis of the allowance for loan losses. At March 31, 2015, December 31, 2014 and March 31, 2014, nonperforming loans totaled $1.2 million, $2.4 million and $1.1 million, respectively. At March 31, 2015, the ratio of the allowance for loan losses to nonperforming loans was 201.4% compared to 99.8% at December 31, 2014 and 287.9% at March 31, 2014. The ratio of the allowance to total loans was 1.34%, 1.32% and 1.36%, at March 31, 2015, December 31, 2014 and March 31, 2014, respectively.

Nonperforming loans decreased $1.2 million, or 50.4%, to $1.2 million at March 31, 2015 from $2.4 million at December 31, 2014. The largest component of nonperforming loans is home equity lines of credit, which decreased to $655,000, or 54.0% of total nonperforming loans, at March 31, 2015, from $1.1 million, or 41.6% of total nonperforming loans, at December 31, 2014. Nonperforming commercial real estate loans decreased to zero at March 31, 2015 from $823,000 at December 31, 2014. Charge-offs, net of recoveries, totaled $21,000 for the three months ended March 31, 2015 compared to ($72,000) for the three months ended March 31, 2014. Nonperforming loans are loans that are ninety days past due and placed on nonaccrual status. Management continues to take aggressive actions in identifying and disposing of problem credits.

The amounts of the provision and allowance for loan losses are influenced by a number of factors, including current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. Should the local economic climate continue to deteriorate, borrowers may experience increased difficulties paying off loans and the level of non-performing loans, charge-offs, and delinquencies could continue to rise, which would require us to further increase the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions. Management believes that, based on information available at March 31, 2015, the Bank’s allowance for loan losses was adequate to cover probable incurred losses inherent in its loan portfolio at that time. However, no assurances can be given that the Bank’s level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance will not be necessary if economic or other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance. In addition, the FDIC and IDFPR, as an integral part of their examination processes, periodically review the Bank’s allowance for loan losses and may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management.

Noninterest Income

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$80	$83	$(3)	(3.61%)
Gain on sale of loans	106	112	(6)	(5.36)
Gain on sale of assets	11	-	11	-
Loss on sale of foreclosed assets	(22)	(21)	(1)	4.76
Other non-interest income	235	230	5	2.17
Total non-interest income	$410	$404	$6	1.49

Noninterest income totaled $410,000 and $404,000 for the three months ended March 31, 2015 and 2014, respectively. Gain on sale of loans decreased $6,000 to $106,000 for the three months ended March 31, 2015 from $112,000 for the comparable prior year period. Loss on sale of foreclosed assets decreased $1,000 to $22,000 for the three months ended March 31, 2015 as compared to the prior year period. Other non-interest income increased $5,000 to $235,000 for the three months ended March 31, 2015 from $230,000 for the comparable prior year period.

Noninterest Expense

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
(Dollars in thousands)
Non-interest expenses:
Salaries and employee benefits	$1,323	$1,450	$(127)	(8.76%)
Net occupancy and equipment expense	311	356	(45)	(12.64)
Data processing expense	253	245	8	3.27
Advertising and promotions	31	38	(7)	(18.42)
Professional fees	381	198	183	92.42
FDIC insurance premiums	75	135	(60)	(44.44)
Other real estate owned expenses	28	48	(20)	(41.67)
Other operating expenses	198	194	4	2.06
Total non-interest expenses	$2,600	$2,664	$(64)	(2.40)

Noninterest expense decreased by $64,000 to $2.6 million for the three months ended March 31, 2015 from $2.7 million for the comparable prior year period. Professional fees increased $183,000, or 92.4%, to $381,000 for the three months ended March 31, 2015 from $198,000 for the comparable prior year period. This increase is primarily due to legal costs associated with the Company’s previously announced proposed merger with Wintrust. FDIC insurance premiums decreased $60,000, or 44.4%, to $75,000 for the three months ended March 31, 2015 compared to $135,000 for the prior year period. Other real estate owned expenses decreased to $28,000 for the three months ended March 31, 2015 compared to $48,000 for the comparable prior year period. Data processing expenses increased $8,000, or 3.3%, to $253,000 for the three months ended March 31, 2015 from $245,000 for the three months ended March 31, 2014. Occupancy expenses decreased $45,000, or 12.6%, to $311,000 for the three months ended March 31, 2015 from $356,000 for the three months ended March 31, 2014. This decrease is primarily due to lower real estate taxes. Advertising expenses decreased $7,000 to $31,000 for the three months ended March 31, 2015 compared to the prior year period. Salaries and employee benefits expenses decreased by $127,000, or 8.8%, to $1.3 million for the three months ended March 31, 2015 compared to $1.4 million for the comparable prior year period. This decrease is primarily due to a lower level of full-time equivalents as the Bank gained efficiencies as the result of a core processing conversion completed in 2013. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to its market

Income Tax Expense. The Company recorded income tax expense of $72,000 on $248,000 in pre-tax income for the three months ended March 31, 2015. Income tax expense totaled zero for the three months ended March 31, 2014. As of March 31, 2014 the Company’s deferred tax assets related to net operating losses were fully reserved. Under generally accepted accounting principles, income tax benefits and the related tax assets may only be allowed to be recognized if they will more likely than not be fully utilized.

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2014, which was filed with the U.S. Securities and Exchange Commission on March 13, 2015. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company’s primary source of funds is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is generally restricted under applicable law to net profits in the current year plus those for the previous two years. At March 31, 2015, the Company had liquid assets of $2.7 million.

Contractual Obligations

The following table discloses contractual obligations of the Company as of March 31, 2015:

	Payments Due By Year
(Dollars in Thousands)	2015	2016	2017	2018	2019	and after	Total
Federal Home Loan Bank
advances	$2,000	$-	$-	$-	$-	$-	$2,000
Subordinated debentures	-	-	-	-	-	3,609	3,609
Data Processing (1), (2)	495	660	660	660	660	1,320	4,455
Total	$2,495	$2,660	$660	$660	$660	$4,929	$10,064

(1)	Estimated contract amount based on transaction volume. Actual expense was $695,000 and $1.0 million in 2014 and 2013, respectively.
(2)	A new contract was signed and is effective until October 14, 2020.

Off-balance-sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see Note 14 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 13, 2015. We currently have no plans to engage in hedging activities in the future. For the year ended December 31, 2014 and for the three months ended March 31, 2015, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

For a discussion of the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity. Based on, among other factors, such reviews, management believes that there have been no material changes in the market risk of the Company’s asset and liability position since December 31, 2014.

ITEM 4: CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

2.1	Agreement and Plan of Merger dated as of March 2, 2015 Wintrust Financial Corporation, Wintrust Merger Sub LLC and Community Financial Shares, Inc. (1)

3.1	Articles of Incorporation of Community Financial Shares, Inc. (2)

3.2	Bylaws of Community Financial Shares, Inc. (2)

4.1	Form of Common Stock Certificate of Community Financial Shares, Inc. (3)

4.2	Form of Stock Certificate for Series C Convertible Noncumulative Perpetual Preferred Stock of Community Financial Shares, Inc. (3)

4.3	Form of Stock Certificate for Series D Convertible Noncumulative Perpetual Preferred Stock of Community Financial Shares, Inc. (3)

4.4	Form of Stock Certificate for Series E Convertible Noncumulative Perpetual Preferred Stock of Community Financial Shares, Inc. (3)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i)
the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the
Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of
Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the
Consolidated Financial Statements.

______________________

(1)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on March 2, 2015.
(2)	Incorporated by reference to the appendices to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2013.
(3)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL SHARES, INC.
(Registrant)

/s/ Donald H. Wilson
Donald H. Wilson
Dated: May 15, 2015
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Eric J. Wedeen
Eric J. Wedeen
Dated: May 15, 2015
Chief Financial Officer
(Principal Financial Officer)

